Form 10-Q
period 1995-03-31
GEORESOURCES INC
filed 1995-05-18
CIK 41023

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended March 31, 1995.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
     to               .

Commission File Number - 0-8041


                         GeoResources, Inc.
       (Exact name of Registrant as specified in its charter)

           Colorado                            84-0505444
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1407 W. Dakota Pkwy., Ste. 1-B, Williston, North Dakota       58801
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)......(701) 572-2020



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .



       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at April 30, 1995
         Common Stock                          4,035,714 shares
   (par value $.01 per share)



(11 pages total, no exhibits)

                         GEORESOURCES, INC.
                                INDEX



                                                                PAGE
                                                                NUMBER
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .3
       (March 31, 1995 and December 31, 1994)

    Consolidated Statements of Operations. . . . . . . . . . . . .4
       (Three months ended March 31, 1995 and 1994)

    Consolidated Statements of Cash Flows. . . . . . . . . . . . .5
       (Three months ended March 31, 1995 and 1994)

    Notes to Consolidated Financial Statements . . . . . . . . . .6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . .7

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 10

                    PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                              March 31,   December 31,
                                                1995          1994
 ASSETS
CURRENT ASSETS:
 Cash and equivalents                       $   124,300   $   222,677
 Trade receivables, net                         518,001       493,595
 Inventories                                    266,718       246,467
 Prepaid expenses                                18,765        17,273
 Investments                                      2,969        20,972

           Total current assets                 930,753     1,000,984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Oil and gas properties, using the
  full cost method of accounting:
    Properties being depleted                14,569,199    14,105,349
    Properties not being depleted               138,073       134,330
 Leonardite plant and equipment               3,196,633     3,173,533
 Other                                          670,831       669,308
                                             18,574,736    18,082,520
 Less accumulated depreciation,
  depletion and valuation allowance         (13,560,524)  (13,444,512)

           Net property, plant and
            equipment                         5,014,212     4,638,008

OTHER ASSETS:
 Mortgage loans receivable, related party       103,321       103,321
 Other                                           72,664        54,041
                                                175,985       157,362

                                            $ 6,120,950   $ 5,796,354
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $   834,243   $   663,487
 Current maturities of long-term debt           385,219       385,219
 Accrued expenses                                43,892        39,064

           Total current liabilities          1,263,354     1,087,770

LONG-TERM DEBT, less current maturities         907,226       787,035

DEFERRED INCOME TAXES                           123,000       123,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
  and outstanding, 4,035,714 and
  4,023,214 shares, respectively                 40,357        40,232
 Additional paid-in capital                     811,744       792,369
 Retained earnings                            2,975,269     2,965,948

            Total stockholders' equity        3,827,370     3,798,549

                                            $ 6,120,950   $ 5,796,354

See Notes to Consolidated Financial Statements.

                  GEORESOURCES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                               1995          1994

OPERATING REVENUES:
 Oil and gas sales                         $  458,640    $  293,972
 Leonardite sales                             153,612       172,009

                                              612,252       465,981


OPERATING COSTS AND EXPENSES:
 Oil and gas production                       217,747       193,997
 Cost of leonardite sold                      138,728       142,652
 Depreciation and depletion                   116,012       108,754
 Selling, general and administrative           85,555        84,316

                                              558,042       529,719

     Operating income (loss)                   54,210       (63,738)


OTHER INCOME (EXPENSE):
 Interest expense                             (32,210)      (23,612)
 Interest income                                2,794         3,870
 Other income and losses, net                 (15,473)        5,571

                                              (44,889)      (14,171)

     Income (loss) before income taxes          9,321       (77,909)


 Income tax benefit                              --          32,000

     Net income (loss)                     $    9,321    $  (45,909)

     Net income (loss) per common share    $     --      $     (.01)


 Weighted average number of shares
   outstanding                              4,025,714     4,023,214



See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                    1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $    9,321  $  (45,909)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and depletion                       116,012     108,754
   Deferred income taxes                               --       (32,000)
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                              (24,406)    (14,914)
     Inventories                                    (20,251)      8,893
     Prepaid expenses and other                      (1,492)     (7,037)
     Investments                                     18,003        --
     Income taxes receivable                           --        18,000
    Increase (decrease) in:
     Accounts payable                               (76,054)    (29,835)
     Accrued expenses                                 4,828     (17,401)

       Net cash provided by (used in)
        operating activities                         25,961     (11,449)

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment        (245,406)   (119,138)
 Other                                              (18,623)       --

       Net cash used in investing activities       (264,029)   (119,138)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                            19,500        --
 Proceeds from long-term borrowings                 200,000        --
 Principal payments on long-term debt               (79,809)    (79,813)

       Net cash used in financing activities        139,691     (79,813)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     (98,377)   (210,400)

CASH AND EQUIVALENTS, beginning of period           222,677     325,132

CASH AND EQUIVALENTS, end of period              $  124,300  $  114,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid (received) for:
   Interest                                      $   32,210  $   23,612
   Income taxes                                        --       (18,000)


See Notes to Consolidated Financial Statements.

                GEORESOURCES, INC., AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of opera-tions and cash flows for the three month periods ended March 31, 1995 and 1994.

   The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial state-ments and the notes included in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the finan-cial statements and notes contained in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.


Results of Operations

        Information concerning the Company's oil and gas operations for the three months ended March 31, 1995, is set forth in the table below:

                       Oil and Gas Operations

                                                Percent Increase
                           Three Months Ended   (Decrease) from
                             March 31, 1995       1994 Period

Oil and gas production
 sold (BOE)                        32,412               5%

Oil and gas revenue             $ 458,640              56%

Average price per BOE           $   14.15              49%

Production costs                $ 217,747              12%

Average production cost         $    6.72               7%
 per BOE


        Oil and gas production sold increased by 1,520 BOE or 5% in the first quarter of 1995 compared to the same period in 1994. This increase was due to new production from the Company's Oscar Fossum
H1 horizontal well (.61 net) that was drilled and completed late in the first quarter 1995. Oil and gas revenue increased $164,668 or 56% in the first quarter 1995 compared to the first quarter 1994. The revenue increase was due to a substantially higher average oil price of $14.15 in the first quarter 1995 compared to $9.52 in the first quarter 1994 and to the higher volume of oil sold as discussed above. First quarter 1995 oil and gas production costs increased $23,750 or 12% compared to the same period in 1994 due to the higher volume of oil sold and moderately higher winter-related production costs. Pro-duction costs on a per equivalent barrel basis averaged $6.72 for the first quarter 1995 compared to $6.28 for the first quarter 1994, an increase of 7%. Although the first quarter 1995 average per barrel production costs were somewhat higher than the first quarter 1994, they were stable with the 1994 average annual costs of $6.92.

         Information concerning the Company's leonardite operations for the three months ended March 31, 1995, is set forth in the table below:

                        Leonardite Operations

                                                Percent Increase
                           Three Months Ended   (Decrease) from
                             March 31, 1995       1994 Period

Leonardite production
 sold (tons)                        1,639             (13%)

Leonardite revenue              $ 153,612             (11%)

Average revenue per ton         $   93.72               2%

Cost of leonardite sold         $ 138,728              (3%)

Average production cost         $   84.64              11%
 per ton


         Leonardite revenues for the first quarter 1995 decreased 11% from the first quarter 1994 due to a 13% reduction in number of tons sold. The decline in tons sold was the result of lower domestic natural gas drilling activity during the first quarter 1995 which reduced demand for the Company's leonardite products. Cost of leonardite sold declined 3% for the first quarter 1995 when compared to the same period in 1994. The decrease in the cost of leonardite sold resulted from the decreased production, but costs did not decline proportionately because of fixed costs which do not change with the production volume. First quarter 1995 revenue per ton increased 2% compared to the first quarter 1994. This fluctuation is due to the normal variations in revenue per ton caused by the ratio of basic products to specialty products, the latter having higher processing costs and selling prices.


                        Consolidated Analysis

         Total operating revenue increased 31% for the first quarter ended March 31, 1995, compared to the same period in 1994. This increase was due to increased oil revenue. Total operating expenses increased
5% for the first quarter 1995 when compared to the same period in 1994. This increase was primarily due to moderately higher oil and gas produc-tion costs previously discussed and slightly higher depreciation and depletion. Selling, general and administrative expenses remained flat with a 1% increase during the first quarter 1995 compared to the same period in 1994. Operating income increased to $54,000 from a loss of $64,000 for the three months ended March 31, 1995 and 1994, respectively. Total non-operating expense increased to $45,000 during the first quarter 1995 from $14,000 during the first quarter 1994, due primarily to increased interest expenses and losses from oil price hedging activities.

         The Company achieved net income for the first quarter 1995 of $9,300 or $.002 per share compared to the first quarter 1994 net loss of $46,000 or $.01 per share.


                   Liquidity and Capital Resources

         At March 31, 1995, the Company had negative working capital of ($333,000) compared to negative working capital of ($87,000) at December 31, 1994. The Company's current ratio was .74 to 1 at March 31, 1995, compared to .92 to 1 at year end 1994. This working capital deficit was caused by the costs associated with the drilling and comple-tion of the Company's first horizontal well, substantially all of which was incurred by March 31, 1995. The Company is using a combination of cash flow from operations and borrowings to pay drilling costs as they become due. These costs are expected to be paid from cash flow and borrowings during the second quarter of 1995 after which management believes the Company could return to a positive working capital.

         Net cash provided by (used in) operating activities was $26,000 for the first quarter ended March 31, 1995, compared to ($11,000) for the same period in 1994. The increase in 1995 operating cash flows was primarily due to higher oil prices and the 5% increase in produc-tion. Cash was also utilized to make payments of $245,000 for additions to property, plant and equipment and $80,000 for payments on long-term debt.

         During the first quarter 1995, the Company borrowed $200,000 to finance the acquisition of interests in several wells which included an additional 11.25% working interest in the Oscar Fossum lease before the horizontal well was drilled thereon and to fund the year end work-ing capital deficit from late 1994 workovers. These funds were borrowed under the Company's existing $1,000,000 line-of-credit with its bank. Through March 31, total funds borrowed on the line-of-credit were $550,000. Management believes its future cash requirements can be met by cash flows from operations and its ability, if necessary, to borrow on its existing line-of-credit.

                     PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        Reference is made to Part I, Item 3 of the Company's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 1993, concerning legal proceedings for discussion on the matter of GeoResources, Inc., vs. MDU Resources Group, Inc., et al. That discussion is specifically incorporated herein by reference. Other than the foregoing legal matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal pro-ceedings contemplated or threatened against it.


Item 2. Changes in Securities

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1995. There are no exhibits filed herewith.


                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GEORESOURCES, INC.


May 12, 1995


                                 /S/  J. P. Vickers
                                 J. P. Vickers
                                 Chief Executive Officer
                                 Chief Financial Officer