Form 10-Q/A
period 1995-03-31
GEORESOURCES INC
filed 1995-07-11
CIK 41023

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



(12 pages total, with exhibit)

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

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27. Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1995.


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