Form 10-Q
period 1995-06-30
GEORESOURCES INC
filed 1995-08-11
CIK 41023

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended June 30, 1995.

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



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No     .



       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at July 31, 1995
         Common Stock                          4,035,714 shares
   (par value $.01 per share)



(12 pages total, with exhibits)

                         GEORESOURCES, INC.
                                INDEX



                                                                PAGE
                                                                NUMBER
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .3
      (June 30, 1995 and December 31, 1994)

    Consolidated Statements of Operations. . . . . . . . . . . . .4
      (Three months ended June 30, 1995 and 1994
       and six months ended June 30, 1995 and 1994)

    Consolidated Statements of Cash Flows. . . . . . . . . . . . .5
      (Six months ended June 30, 1995 and 1994)

    Notes to Consolidated Financial Statements . . . . . . . . . .6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . .7

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 10

                    PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                              June 30,    December 31,
                                                1995          1994
 ASSETS
CURRENT ASSETS:
 Cash and equivalents                       $   111,940   $   222,677
 Trade receivables, net                         530,714       493,595
 Inventories                                    268,184       246,467
 Prepaid expenses                                16,490        17,273
 Investments                                     11,972        20,972

           Total current assets                 939,300     1,000,984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Oil and gas properties, using the
  full cost method of accounting:
    Properties being depleted                14,696,729    14,105,349
    Properties not being depleted               129,068       134,330
 Leonardite plant and equipment               3,196,633     3,173,533
 Other                                          673,076       669,308
                                             18,695,506    18,082,520
 Less accumulated depreciation,
  depletion and valuation allowance         (13,706,887)  (13,444,512)

           Net property, plant and
            equipment                         4,988,619     4,638,008

OTHER ASSETS:
 Mortgage loans receivable, related party       103,321       103,321
 Other                                           80,690        54,041
                                                184,011       157,362

                                            $ 6,111,930   $ 5,796,354
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $   513,093   $   663,487
 Current maturities of long-term debt           478,969       385,219
 Accrued expenses                                20,703        39,064

           Total current liabilities          1,012,765     1,087,770

LONG-TERM DEBT, less current maturities         948,657       787,035

DEFERRED INCOME TAXES                           123,000       123,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
  and outstanding, 4,035,714 and
  4,023,214 shares, respectively                 40,357        40,232
 Additional paid-in capital                     811,744       792,369
 Retained earnings                            3,175,407     2,965,948

            Total stockholders' equity        4,027,508     3,798,549

                                            $ 6,111,930   $ 5,796,354

See Notes to Consolidated Financial Statements.

                    GEORESOURCES, INC., AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                              Three Months Ended      Six Months Ended
                                    June 30,              June 30,
                               1995        1994       1995        1994

OPERATING REVENUES:
  Oil and gas sales        $  617,973  $  464,554  $1,076,613  $  758,526
  Leonardite sales            191,876     191,332     345,488     363,341

                              809,849     655,886   1,422,101   1,121,867


OPERATING COSTS AND EXPENSES:
  Oil and gas production      216,216     246,966     433,963     440,963
  Cost of leonardite sold     158,025     124,565     296,753     267,217
  Depreciation and
   depletion                  146,364     121,318     262,376     230,072
  Selling, general and
   administrative              81,846      70,704     167,401     155,020

                              602,451     563,553   1,160,493   1,093,272

      Operating income        207,398      92,333     261,608      28,595


OTHER INCOME (EXPENSE):
  Interest expense            (29,199)    (24,404)    (61,409)    (48,016)
  Interest income               2,919       3,756       5,713       7,626
  Other income and
   losses, net                 19,020      (2,883)      3,547       2,688

                               (7,260)    (23,531)    (52,149)    (37,702)

      Income (loss) before
       income taxes           200,138      68,802     209,459      (9,107)

Income tax benefit
 (expense)                       --       (12,000)       --        20,000

      Net income           $  200,138  $   56,802  $  209,459  $   10,893


EARNINGS PER SHARE:

      Net income per
       common share        $      .05  $      .01  $      .05  $     --

Weighted average number
 of shares outstanding      4,035,714   4,023,214   4,030,742   4,023,214



See Notes to Consolidated Financial Statements.

                   GEORESOURCES, INC., AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Six Months Ended
                                                         June 30,
                                                    1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $  209,459  $   10,893
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                       262,376     230,072
   Deferred income taxes                               --       (20,000)
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                              (37,119)    (85,184)
     Inventories                                    (21,717)     46,989
     Prepaid expenses and other                         783     (12,028)
     Investments                                      9,000      10,571
     Income taxes receivable                           --        18,000
    Increase (decrease) in:
     Accounts payable                               152,902      66,831
     Accrued expenses                               (18,361)    (17,397)

       Net cash provided by
        operating activities                        557,323     248,747

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment        (916,283)   (190,551)
 Other                                              (26,649)    (24,954)

       Net cash (used in) investing activities     (942,932)   (215,505)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                            19,500        --
 Proceeds from long-term borrowings                 415,000     100,000
 Principal payments on long-term debt              (159,628)   (159,369)

       Net cash provided by (used in)
        financing activities                        274,872     (59,369)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (110,737)    (26,127)

CASH AND EQUIVALENTS, beginning of period           222,677     325,132

CASH AND EQUIVALENTS, end of period              $  111,940  $  299,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for:
   Interest                                      $   61,409  $    48,016


See Notes to Consolidated Financial Statements.

                   GEORESOURCES, INC., AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Com-pany"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of operations and cash flows for the three months and six months ended June 30, 1995, and 1994.

   The results of operations for the periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connec-tion with the audited consolidated financial statements and the notes included in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the finan-cial statements and notes contained in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.

Results of Operations

        Information concerning the Company's oil and gas operations for the three months and six months ended June 30, 1995, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                         Oil and Gas Operations

                     Three Months   % Change    Six Months   % Change
                         Ended      From 1994      Ended     From 1994
                     June 30, 1995    Period   June 30, 1995   Period

Oil and gas produc-
 tion sold (BOE)          41,421       13%          73,833       9%

Average price per
 BOE                  $    14.92       18%      $    14.58      30%

Oil and gas revenue   $  617,973       33%      $1,076,613      42%

Production costs      $  216,216      (12%)     $  433,963      (2%)

Average production
 cost per BOE         $     5.22      (22%)     $     5.88     (10%)

        Oil and gas production sold for the three months ended June 30, 1995, increased 4,600 barrels or 13% compared to the same period in 1994. Production sold for the six months ended June 30, 1995, increased 6,200 barrels or 9% compared to the same period in 1994. Both of these increases were primarily due to new production from the Company's Oscar Fossum H1 horizontal well (.61 net) that was drilled and completed in the latter part of the first quarter of 1995.

        Oil and gas revenue increased $153,000 or 33% for the three months ended June 30, 1995, compared to the same period in 1994. This increase was due to the 13% higher sales volume and 18% higher average price per BOE in the second quarter of 1995 compared to second quarter 1994. Oil and gas revenue for the six months ended June 30, 1995, increased $318,000 or 42% compared to the same period in 1994. This increase was due to the 9% higher sales volume and 30% higher average price per BOE that existed in the first half of 1995 compared to 1994. The higher average oil prices for the three months and six months periods ended June 30, 1995, resulted from unusually low oil prices during the first quarter of 1994.

         Production costs for the three months ended June 30, 1995, were 12% lower then the same period in 1994, due to lower workover operations in the 1995 period. Production costs for the 1995 six months period were essentially stable with the prior year. Production costs expressed on a per equivalent barrel basis were lower in both the three months and six months periods ended June 30, 1995, compared to the same periods in 1994, due to the lower production costs previously discussed and due to the initial contribution of lower cost horizontal well production.

                         Leonardite Operations

                    Three Months   % Change    Six Months    % Change
                        Ended      From 1994      Ended      From 1994
                    June 30, 1995    Period   June 30, 1995    Period

Leonardite produc-
 tion sold (tons)         1,985      (4%)          3,624       (8%)

Average revenue
 per ton              $   96.66       4%       $   95.33        3%

Leonardite revenue    $ 191,876       --       $ 345,488       (5%)

Cost of leonardite
 sold                 $ 158,025      27%       $ 296,753       11%

Average production
 cost per ton         $   79.61      32%       $   81.88       21%

         Leonardite production decreased 4% and 8%, respectively, for the three months and six months periods ended June 30, 1995, compared to the equivalent periods in 1994. Management believes these decreases are the result of lower domestic natural gas drilling during the first half of 1995 which reduced demand for the Company's leonardite products.

         Leonardite revenue for the three months ended June 30, 1995, remained steady compared to the same period in 1994 and decreased 5% for the six months ended June 30, 1995, compared to the same period in 1994 due to the lower production discussed above. Fluctuations in average revenue per ton for the three months and six months periods are due to normal variations in the ratio of basic products to specialty products, the latter having higher processing costs and selling prices.

         Cost of leonardite sold increased 27% and 11%, respectively, for the three months and six months periods. These increases were due to unusually high equipment repair costs that were incurred in the second quarter of 1995.

Consolidated Analysis

         Total operating revenues increased 23% and 27%, respectively, for the three months and six months periods ended June 30, 1995 compared to the same periods in 1994. These increases were due to increased oil

revenues. Total operating expenses increased 7% and 6% for the three months and six months periods of 1995, respectively, compared to the same periods in 1994. This was primarily due to increased expenses for cost of leonardite sold and oil and gas depletion, which increased because of increased oil production. Operating income increased significantly in the second quarter 1995 compared to second quarter 1994, due to higher oil revenues.

        Nonoperating expenses were higher in the six months period ended June 30, 1995, due primarily to higher interest expense associated with borrowings to fund the drilling and completion of the Oscar Fossum H1 and several small acquisitions. Nonoperating expenses were lower in the 1995 three months period, due to gains from oil price hedging activities which offset the increased interest expense. The Company's management plans to continue trading in the futures market to hedge against oil price fluctuations.

        No income tax benefit or (expense) is recognized in the three months and six months periods ended June 30, 1995, because no tax is ex-pected to be currently payable and there has been no net change in the deferred tax liability.

        The Company achieved net income for the second quarter, 1995 of $200,000 or $.05 per share compared to the second quarter, 1994 net income of $57,000 or $.01 per share.

Liquidity and Capital Resources

         At June 30, 1995, the Company had negative working capital of ($73,000) compared to a negative working capital of ($87,000), at Decem-ber 31, 1994. The Company's current ratio was .93 to 1 at June 30, 1995, compared to .92 to 1 at year end 1994. This working capital deficit was caused by the costs associated with the drilling and completion of the Company's first horizontal well and the cost of several small acquisi-tions. During the second quarter, the Company used a combination of cash flow from operations and borrowings to pay drilling and completion costs as they became due. Management believes the Company could return to a positive working capital by the end of the third quarter of 1995 assuming oil prices continue at current levels.

        Net cash provided by operating activities was $557,000 for the six months ended June 30, 1995, compared to $249,000 for the same period in 1994. The increase in 1995 operating cash flows was primarily due to higher oil prices and the 9% increase in production. Cash was also utilized to make payments of $916,000 for additions to property, plant and equipment and $160,000 for payments on long-term debt.

        During the first six months of 1995, the Company borrowed $415,000 to finance the acquisition of interests in several properties and to pay drilling and completion costs on the Oscar Fossum H1 as previously dis-cussed. These funds were borrowed under the Company's existing $1,000,000 line-of-credit with its bank. Through June 30, total funds borrowed on the line-of-credit were $765,000. Management believes its future cash requirements can be met by cash flows from operations and its ability, if necessary, to borrow on its existing line-of-credit.


   PART II. OTHER INFORMATION


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

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

        The Annual Meeting of the Registrant was held on June 22, 1995. Directors elected were R. C. Vickers, Dennis Hoffelt, J. P. Vickers, Jeff Greek, and Patrick Montalban.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1995.

                            SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GEORESOURCES, INC.


August 11, 1995


                                 /S/  J. P. Vickers
                                 J. P. Vickers
                                 Chief Executive Officer
                                 Chief Financial Officer