Form 10-Q
period 1995-09-30
GEORESOURCES INC
filed 1995-11-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended September 30, 1995.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
    to               .

Commission File Number - 0-8041


                         GeoResources, Inc.
       (Exact name of Registrant as specified in its charter)

                Colorado                      84-0505444
       (State or other jurisdic-          (I.R.S. Employer
       tion of incorporation or           Identification No.
       organization)

       1407 West Dakota Parkway, Suite 1-B
       Williston, North Dakota                      58801
       (Address of principal executive offices)   (Zip Code)

(Registrant's telephone number, including area code)....(701) 572-2020



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

                Class            Outstanding at October 31, 1995
            Common Stock                 4,035,714 shares
     (par value $.01 per share)



(45 pages total, see Exhibit Index)

                         GEORESOURCES, INC.

                                INDEX



                                                               PAGE
                                                              NUMBER
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . 3
      (September 30, 1995 and December 31, 1994)

    Consolidated Statements of Operations. . . . . . . . . . . . . 4
      (Three months ended September 30, 1995 and 1994
       and nine months ended September 30, 1995 and 1994)

    Consolidated Statements of Cash Flows. . . . . . . . . . . . . 5
      (nine months ended September 30, 1995 and 1994)

    Notes to Consolidated Financial Statements . . . . . . . . . . 6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . 7

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .10

                    PART I.  FINANCIAL INFORMATION

                     Item 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                          September 30,  December 31,
                                              1995           1994
 ASSETS
CURRENT ASSETS:
 Cash and equivalents                      $   213,165   $   222,677
 Trade receivables, net                        461,696       493,595
 Inventories                                   304,829       246,467
 Prepaid expenses                               15,704        17,273
 Investments                                     5,272        20,972

           Total current assets              1,000,666     1,000,984

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Oil and gas properties, using the
  full cost method of accounting:
    Properties being depleted               14,790,392    14,105,349
    Properties not being depleted              121,101       134,330
 Leonardite plant and equipment              3,196,633     3,173,533
 Other                                         673,076       669,308
                                            18,781,202    18,082,520
 Less accumulated depreciation,
  depletion and valuation allowance        (13,841,119)  (13,444,512)

           Net property, plant and
            equipment                        4,940,083     4,638,008

OTHER ASSETS:
 Mortgage loans receivable, related party      103,321       103,321
 Other                                          81,412        54,041
                                               184,733       157,362

                                             6,125,482     5,796,354
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                          $   508,175   $   663,487
 Current maturities of long-term debt          511,594       385,219
 Accrued expenses                               10,530        39,064

           Total current liabilities         1,030,299     1,087,770

LONG-TERM DEBT, less current maturities        836,191       787,035

DEFERRED INCOME TAXES                          139,000       123,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01 per
  share authorized 10,000,000 shares;
  issued and outstanding, 4,035,714
  and 4,023,214 shares, respectively            40,357        40,232
 Additional paid-in capital                    811,744       792,369
 Retained earnings                           3,267,891     2,965,948

            Total stockholders' equity       4,119,992     3,798,549

                                           $ 6,125,482   $ 5,796,354

See Notes to Consolidated Financial Statements.

                   GEORESOURCES, INC., AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                             1995        1994        1995        1994

OPERATING REVENUES:
 Oil and gas sales       $  508,352  $  469,930  $1,584,965  $1,228,456
 Leonardite sales           171,898     185,848     517,386     549,189

                            680,250     655,778   2,102,351   1,777,645


OPERATING COSTS AND EXPENSES:
 Oil and gas production     234,927     237,775     668,890     678,738
 Cost of leonardite sold    101,147     112,985     397,900     380,202
 Depreciation and
  depletion                 134,231     124,957     396,607     355,029
 Selling, general and
  administrative             68,063      59,150     235,464     214,170

                            538,368     534,867   1,698,861   1,628,139

    Operating income        141,882     120,911     403,490     149,506


OTHER INCOME (EXPENSE):
 Interest expense           (34,645)    (26,899)    (96,054)    (74,915)
 Interest income              2,414       3,591       8,127      11,217
 Other income and
  losses, net                (1,167)      1,741       2,380       4,429

                            (33,398)    (21,567)    (85,547)    (59,269)

    Income (loss) before
     income taxes           108,484      99,344     317,943      90,237

Income tax benefit
 (expense)                  (16,000)       --       (16,000)     20,000

    Net income           $   92,484  $   99,344  $  301,943  $  110,237


EARNINGS PER SHARE:

    Net income per
     common share        $      .02  $      .02  $      .07  $      .03

Weighted average number
 of shares outstanding    4,035,714   4,023,214   4,032,417   4,023,214


See Notes to Consolidated Financial Statements.

                   GEORESOURCES, INC., AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                     1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $  301,943  $  110,237
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and depletion                      396,607     355,029
    Deferred income taxes                            16,000     (20,000)
    Unrealized loss on other investments             15,700      13,687
    Changes in assets and liabilities:
      Decrease (increase) in:
        Trade receivables                            31,899     (15,996)
        Inventories                                 (58,362)     45,470
        Prepaid expenses and other                    1,569     (16,955)
        Income taxes receivable                        --        18,000
      Increase (decrease) in:
        Accounts payable                           (129,904)    (58,392)
        Accrued expenses                            (28,534)    (17,401)

          Net cash provided by
          operating activities                      546,918     413,679

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment        (724,090)   (318,661)
 Proceeds from sale of property and equipment          --       143,385
 Other                                              (27,371)    (31,537)

          Net cash (used in)
           investing activities                    (751,461)   (206,813)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                            19,500        --
 Proceeds from long-term borrowings                 415,000     100,000
 Principal payments on long-term debt              (239,469)   (239,165)

          Net cash provided by (used
           in) financing activities                 195,031    (139,165)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (9,512)     67,701

CASH AND EQUIVALENTS, beginning of period           222,677     325,132

CASH AND EQUIVALENTS, end of period              $  213,165  $  392,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for:
   Interest                                      $   96,054  $   74,915

See Notes to Consolidated Financial Statements.

                   GEORESOURCES, INC., AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (con-sisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1994.

   The results of operations for the periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full fiscal year.

   Certain information and footnote disclosures normally included in finan-cial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial state-ments and notes contained in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1994.


Results of Operations.

        Information concerning the Company's oil and gas operations for the three months and nine months ended September 30, 1995, and the respec-tive percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                         Oil and Gas Operations

                        Three Months   % Change  Nine Months   % Change
                            Ended     From 1994      Ended    From 1994
                       Sept.30, 1995    Period  Sept.30, 1995   Period
Oil and gas produc-
 tion sold (BOE)            36,173       3%         110,006       7%

Average price per BOE    $   14.05       5%      $    14.41      21%

Oil and gas revenue      $ 508,352       8%      $1,584,965      29%

Production costs         $ 234,927      (1%)     $  668,890      (1%)

Average production
 cost per BOE            $    6.49      (4%)     $     6.08      (8%)


        Oil and gas production sold, expressed in barrels of oil equiva-lent (BOE), increased 3% and 7% for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994. The increases in oil and gas production sold during both periods were due to production contributed from the Company's Oscar Fossum H1 horizontal well (.67 net) that was drilled and completed in the first quarter of 1995.

        Oil and gas revenue increased 8% during the third quarter of 1995 compared to the same quarter in 1994. This increase resulted from the 3% production increase previously discussed and 5% higher average oil and gas prices in third quarter 1995 compared to third quarter 1994. Oil and gas revenue for the nine months ended September 30, 1995, was 29% more than the same period in 1994 due to 21% higher average oil and gas prices for the nine months ended September 30, 1995, compared to the same period in 1994.

        Oil and gas production costs were essentially stable for both the three- and nine-month periods when compared to the same periods in 1994. Production costs expressed on a per barrel of oil equivalent basis however were 4% and 8% lower for the 1995 three- and nine-month periods respec-

tively. Average production cost per BOE for the 1995 periods were lower because of lower cost horizontal well production contributed by the Com-pany's Oscar Fossum H1 well previously discussed.

        Recently the Company permitted its Oscar Fossum H2 well that it intends to drill in the Wayne Field of Bottineau County, North Dakota, dur-ing November, 1995. GeoResources owns a 67% working interest in the Oscar Fossum lease and is the operator.

        Information concerning the Company's leonardite operations for the three- and nine-months ended September 30, 1995, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                          Leonardite Operations

                        Three Months   % Change  Nine Months   % Change
                            Ended     From 1994      Ended    From 1994
                       Sept.30, 1995    Period  Sept.30, 1995   Period
Leonardite produc-
 tion sold (tons)            1,912      (4%)         5,536       (7%)

Average Revenue
 per ton                 $   89.90      (3%)     $   93.46        1%

Leonardite revenue       $ 171,898      (8%)     $ 517,386       (6%)

Cost of leonardite
 sold                    $ 101,147     (10%)     $ 397,900        5%

Average production
 cost per ton            $   52.90      (7%)    $   71.88        12%


        Leonardite production decreased 4% and 7%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the equivalent periods in 1994. Management believes these decreases are the result of lower domestic natural gas drilling which reduced demand for the Company's leonardite products.

        Leonardite revenue decreased 8% and 6%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994 primarily due to the lower production discussed above. Revenue per ton for the three- and nine-month periods were within the range of nor-mal variation but the three-month period exhibited a larger percentage of basic products which have lower processing costs and selling prices. This caused revenue per ton to be 3% lower for the three-month period compared to the same period in 1994.

        Cost of leonardite sold decreased 10% for the three-month period and increased 5% for the nine-month period. The 10% decrease for the three-month period was due to the higher percentage of basic product sales which have lower selling prices as discussed above. The 5% increase in the nine-month period was due to somewhat higher equipment repair costs that were incurred in the first half of 1995.

                          Consolidated Analysis

        Total operating revenues increased 4% and 18%, respectively, for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994. These increases were due to increased oil pro-duction and higher oil prices. Total operating expenses increased 1% for the three months and 4% for the nine months ended September 30, 1995. Both increases were primarily due to increased depletion expense due to increased oil production. Operating income increased significantly in the nine months, ended September 30, 1995, compared to the same period in 1994, due to higher oil revenues.

        Nonoperating expenses were higher in both the three- and nine-month periods due primarily to higher interest expense associated with borrowings to fund the drilling and completion of the Oscar Fossum H1 and several small acquisitions.

        The Company's net income was $92,484 or $.02 per share for third quarter 1995 compared to a net income of $99,344 for third quarter 1994. Net income for the nine months ended September 30, 1995, was $301,943 or $.07 per share compared to $110,237 or $.03 per share in the same period of 1994.



                     Liquidity and Capital Resources

        At September 30, 1995, the Company had a negative working capital of ($30,000) compared to a negative working capital of ($87,000) at December 31, 1994. The Company's current ratio was .97 to 1 at September 30, 1995, compared to .92 to 1 at year end 1994.

        Net cash provided by operating activities was $547,000 for the nine months ended September 30, 1995, compared to $414,000 for the same period in 1994. The increase in 1995 operating cash flows was primarily due to higher oil prices and the 7% increase in production. Cash was utilized to make payments of $751,000 to property, plant and equipment and $239,000 for payments on long-term debt.

        During the nine months ended September 30, 1995, the Company borrowed $415,000 to finance the acquisition of interests in several properties and to pay a portion of drilling and completion costs on the Oscar Fossum H1, as previously discussed. These funds were borrowed under a $1,000,000 re-volving line of credit the Company had since 1993. The total funds borrowed under this line of credit was $765,000. During 1995, the 1993 revolving line of credit expired and converted to a term loan payable in 48 monthly installments of $16,000. At the same time, a new $1,000,000 line of credit was also established. Management believes the anticipated cash flows from existing producing wells combined with the new $1,000,000 revolving line of credit will be sufficient to finance activities planned for 1995.


                       PART II.  OTHER INFORMATION



Item 1. Legal Proceedings.

        Reference is made to Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, concerning legal proceed-ings for discussion on the matter of GeoResources, Inc., vs. MDU Resources Group, Inc., et al. That discussion is specifically incorporated herein by reference. Other than the foregoing legal matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no other legal proceedings contemplated or threatened against it.


Item 2. Changes in Securities

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        See Exhibit Index on the page following signatures. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1995.

                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GEORESOURCES, INC.


November 14, 1995


                                    /S/  J. P. Vickers
                                    J. P. Vickers
                                    Chief Executive Officer
                                    Chief Financial Officer

                  SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington,  D. C.   20549



                           GEORESOURCES,  INC.

                    (Commission File Number:  0-8041)



                        E X H I B I T   I N D E X
                                  F O R
                   Form 10-Q for fiscal quarter ended
                           September 30, 1995



 EXHIBIT                                                     PAGE NO.

  10.1   Amended and Restated Secured Term Loan and Re-
         solving Credit Agreement made as of September
         1, 1995, by and between GeoResources, Inc. and
         Norwest Bank Montana. . . . . . . . . . . . . . . . . 13

  10.2   First Amendment of Mortgage, Security Agreement,
         Assignment of Production and Financing Statement
         and Mortgage - Collateral Real Estate Mortgage
         dated September 1, 1995, by and between GeoRe-
         sources, Inc. and Norwest Bank Montana. . . . . . . . 41

  27     Financial Data Schedule. . . . . . . . . . . . . . . .46