Form 10-K
period 1995-12-31
GEORESOURCES INC
filed 1996-03-29
CIK 41023

			SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549
			FORM 10-K
(Mark One)
X       Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1995.
	Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from      to     .

Commission File Number - 0-8041

			GeoResources, Inc.
	(Exact name of Registrant as specified in its charter)

	Colorado                                       84-0505444
	(State or other jurisdiction             (I.R.S. Employer
	of incorporation or organization)       Identification No.)

	1407 West Dakota Parkway, Suite 1-B                 58801
	Williston, North Dakota (Zip Code)
	(Address of Principal executive offices)

(Registrant's telephone number including area code)     (701) 572-2020
     Securities registered pursuant to Section 12(b) of the Act:  None
	Securities registered pursuant to Section 12 (g) of the Act:
			Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 15, 1996, was approximately $5,329,145 (based on the closing price of the Registrant's common stock on the NASDAQ system on such date.)

Shares  of  $0.01  par value  Common  Stock  outstanding  at  March 18,
1996:  4,060,714

		DOCUMENTS INCORPORATED BY REFERENCE - NONE
Page 1 of  54    pages; with exhibits.

				PART I.

ITEM 1.  BUSINESS

	General Development of Business

	GeoResources, Inc. (the "Registrant" or the "Company") is a natural resources company engaged principally in the following two business segments: 1) oil and gas exploration, development and production; and 2) mining of leonardite (oxidized lignite coal) and manufacturing of leonardite based products which are sold primarily as oil and gas drilling mud additives. The Registrant was incorporated under Colorado law in 1958 and was originally engaged in uranium mining. The Registrant built its first leonardite processing plant in 1964 in Williston, North Dakota, and began participating in oil and gas exploration and production in 1969. In 1982, the Registrant completed construction of a larger leonardite processing plant in Williston that is in use today. Financial information about the Registrant's two industry segments is presented in Note B to the Financial Statements in
Item 8 of this report.


	Oil and Gas Exploration, Development and Production

	The Registrant's oil and gas exploration and production efforts are presently concentrated on oil properties in the North Dakota and Montana portions of the Williston Basin. The Registrant typically generates prospects for its own exploitation, but when a prospect is deemed to have substantial risk or cost, the Registrant may attempt to raise all or a portion of the funds necessary for exploration or development through farmouts, joint ventures, or other similar types of cost-sharing arrangements. The amount of interest retained by the Registrant in a cost-sharing arrangement varies widely and depends upon many factors, including the exploratory costs and the risks involved.

	In addition to originating its own prospects, the Registrant occasionally participates in exploratory and development prospects originated by other individuals and companies. The Registrant also evaluates interests in various proved properties to acquire for further operation and/or development.

	The Registrant, where possible, supervises drilling and production activities on new prospects and properties acquired. It does not own and does not have any plans to acquire any rotary drilling equipment. Hence, the Registrant uses independent drilling contractors for the drilling of wells of which it is the operator.

	As of December 31, 1995, the Registrant had developed oil and gas leases covering approximately 12,166 net acres in Montana and North Dakota and during 1995, sold an average 421 net equivalent barrels of oil per day from 88 gross (61.90 net) producing wells located primarily in North Dakota.

	The Registrant sells its crude oil to purchasers with facilities located near the Registrant's wells. The Registrant's gas reserves are also contracted to purchasers in the area near the Registrant's wells. The gas from the Registrant's Hammond Field in Carter County, Montana is under contract to Williston Basin Interstate Pipeline Company; however, no deliveries have been accepted since April 1987 due to an alleged force majeure claim by that gas purchaser. The Company has instituted legal proceedings against the purchaser for damages from the refusal to purchase. (See Item 3.)


	Mining and Manufacturing Leonardite Products

	The Registrant operates a leonardite mine and processing plant in Williston, North Dakota. Leonardite is mined from leased reserves and manufactured into several different dry, free flowing powders primarily for the oil well drilling mud industry. Leonardite, in combination with other additives, acts as a dispersant or thinner, and provides filtration control in drilling muds. Leonardite is also sold by the Registrant for use in metal working foundries and in agricultural applications.

	In 1995, the Company's leonardite products were sold to 42 customers, the majority of whom are drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities particularly in the gulf coast area, both onshore and offshore. Drilling activity declined substantially in the mid 1980's and has remained at relatively low levels for the past several years. The Registrant has no significant supply contracts with individual customers.


	Status of Products, Services or Industry Segments in
	Development

	The Company owns 78% of the stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. Activities in 1995 included geological mapping and purchasing oil and gas leases on 6,713 gross acres (6,479 net) on a prospect located in the State of Washington. (See Note A to the Financial Statements for further information.)

	In addition to its two principal business segments, the Registrant owns a nonproducing silver property in Arizona. (See Item 2.) The Company also owns a minor amount of geothermal and other mineral rights located in Oregon. The Registrant does not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 1996.


	Sources and Availability of Raw Materials and Leases

	Maintaining sufficient leasehold mineral interests for oil and gas exploration and development is a primary continuing need in the oil and gas business. Management believes that the Company's current undeveloped acreage is sufficient to meet its presently foreseeable oil and gas leasehold needs. Maintaining sufficient leasehold mineral interests for leonardite mining is also a continuing need for the Registrant's mining and manufacturing of leonardite products. Management believes the leonardite held under current leases is sufficient to maintain the present output for many years. (See Item 2.)


	Major Customers

	In 1995, Registrant sold its crude oil to 18 purchasers. Koch Oil Company, Placid Refining Company, and Apache Energy Resources Corporation were the major customers, accounting for approximately 70%, 7%, and 5%, respectively, of the Registrant's oil and gas revenue in fiscal 1995, which was approximately 53%, 5%, and 4%, respectively, of the Registrant's total revenue. Management believes there are other crude oil purchasers to whom the Company would be able to sell its oil if it lost any of its current customers.

	In 1995, the Registrant sold leonardite products to 42 customers. The largest customer in 1995 for leonardite products made purchases that totaled 20% of the Registrant's mining and manufacturing revenue, which was approximately 5% of the Registrant's total operating revenue.


	Backlog Orders, Research and Development

	The Registrant does not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, the Registrant does have short-term contracts to deliver quantities of oil or gas; however, no significant backlog exists. The Company's oil and gas division order contracts and off lease marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions and they generally do not require long-term delivery of fixed quantities of oil or gas. The Registrant has not spent any material time or funds on research and development, and does not expect to do so in the foreseeable future.


	Competition

	Oil and Gas

	In addition to being highly speculative, the oil and gas business is intensely competitive among the many independent operators and major oil companies in the industry. Many competitors possess financial resources and technical facilities greater than those available to the Registrant and may, therefore, be able to pay more for desirable properties or to find more potentially productive prospects. However, management believes the Registrant has the ability to obtain leasehold interests which will be sufficient to meet its future oil and gas needs.


	Leonardite Products

	Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found.
The Registrant's products compete with leonardite and non-leonardite products used as additives in numerous different types of drilling mud. In addition, leonardite deposits are available in other areas within the United States and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite.


	Environmental Regulations

	All of the Registrant's operations are generally subject to federal, state or local environmental regulations. The Registrant's oil and gas business segment is affected particularly by those environmental regulations concerned with the disposal of produced oilfield brines and other wastes. The Registrant's leonardite mining and processing segment is also subject to numerous state and federal environmental regulations, particularly those concerned with air quality at the Company's processing plant, and mine permit and reclamation regulations pertaining to surface mining at the Company's leonardite mine. The Company believes that maintenance of future acceptable air quality levels at its processing plant could become more costly. If and when plant production increases substantially above 1995 levels, management believes that it could become necessary to replace or upgrade air quality control equipment. Future environmental compliance costs that might be required to upgrade the equipment cannot be known at this time.


	Foreign Operations and Export Sales

	The Registrant has no production facilities or operations in foreign countries and has no direct export sales. Some of the Company's leonardite products are sold to distributors in the United States who in turn export these products.


	Employees

	As of March 15, 1996, the Registrant had 12 full-time employees.


ITEM 2.  PROPERTIES

	The Registrant's properties consist of four main categories: office, leonardite plant and mine, oil and gas, and a nonproducing silver property. Certain of these properties are mortgaged to the Company's bank. (See Note E to the Financial Statements for further information.)


	Office

	The Registrant owns a 17,500 square foot office building which is located on a one acre lot in Williston, North Dakota. The Company utilizes approximately 5,000 square feet of the building and rents the remainder to other unaffiliated businesses.


	Leonardite Plant and Mine

	The site of the Registrant's plant covers approximately nine acres located one mile east of Williston in Williams County, North Dakota. This site and an additional 20 acres of undeveloped property are owned by the Company. The plant has approximately 11,500 square feet of floor area composed of warehousing and processing space.
Therein is equipment able to process and ship approximately 3,000 tons of leonardite products per month. Finished product leonardite sales for the past three years are shown below.

		Finished           Average
		Products        Sales Price
	Year     (Tons)            Per Ton

	1995      7,528           $ 93.51
	1994      8,141           $ 93.05
	1993      7,157           $ 95.29

	The Registrant's leonardite mining properties consist of a developed lease from private parties and one undeveloped lease from the United States Department of the Interior, Bureau of Land Management.
The leased land is located about one mile from the plant site in Williams County, North Dakota. The private-party (fee) lease totals approximately 160 acres. The federal lease from the Bureau of Land Management (BLM) covers 160 undeveloped acres. In 1994, the Company formed a 240 acre logical mining unit (LMU), in accordance with BLM regulations, consisting of 80 acres of the fee lease and 160 acres of the BLM lease. This LMU allows current operations on the fee lease to satisfy diligent development and other requirements for 160 acres of the BLM lease. Management believes the leonardite contained in the 240 acre LMU is sufficient to supply its plant's raw material requirements for many years and that before these reserves were exhausted, the Company would be able to acquire other fee or federal coal leases in the same area.


	Oil and Gas Properties

	The Registrant owns developed oil and gas leases totaling 16,280 gross acres (12,166 net acres) as of March 15, 1996, plus associated production equipment and also owns a number of undeveloped oil and gas leases. The acreage and other additional information concerning the Registrant's oil and gas operations are presented in the following tables.


	Estimated Net Quantities of Oil and Gas and Standardized
	Measure of Future Net Cash Flows

	All the Registrant's oil and gas reserves are located in the United States. Information concerning the estimated net quantities of all the Registrant's proved reserves and the standardized measure of future net cash flows from such reserves is presented as unaudited supplementary information following the Financial Statements in Item 8. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum engineering firm in Williston, North Dakota. The Registrant has no long-term supply or similar agreements with foreign governments or authorities, and the Registrant does not own an interest in any reserves accounted for by the equity method.


	Net Oil and Gas Production, Average Price and Average
	Production Cost

	The net quantities of oil and gas produced and sold for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

			OIL & GAS

			      Net      Average   Average   Average
	 Net       Net     Oil & Gas     Oil       Gas       Prod.
	 Oil       Gas       Prod.      Sales     Sales    Cost Per
	Prod. Prod. (Equiv. Price Price Equiv. Year (Bbls) (MCF) Bbls)* Per Bbl Per MCF Bbl**

1995   151,467   13,061     153,644    $14.34    $ 0.98     $ 6.18
1994   138,552    9,191     140,084    $12.11    $ 1.19     $ 6.92
1993   126,300   17,086     129,148    $13.26    $ 1.06     $ 6.78

*Equivalent barrels have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equals 1 barrel of oil.
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


	Gross and Net Productive Wells

	As of December 31, 1995, the Registrant's total gross and net productive wells were as follows:

			 Productive Wells*
	    Oil                                        Gas
Gross Wells     Net Wells                  Gross Wells     Net Wells
    93           65.82                         24           24.00


*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells. Productive wells are producing wells plus shut-in wells the Company deems capable of production.



	Gross and Net Developed and Undeveloped Acres

	As of March 15, 1996, the Registrant had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

				Leasehold Acreage*
		 DEVELOPED          UNDEVELOPED               TOTAL
	      Gross     Net        Gross     Net          Gross     Net

Montana       9,000    7,630      17,539   17,309        26,539   24,939
North Dakota  7,280    4,536      28,097   10,277        35,377   14,813
Washington        0        0       5,236    5,054         5,236    5,054

ALL STATES   16,280   12,166      50,872   32,640        67,152   44,806

*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests the Company owns in gross acres.


	Exploratory Wells and Development Wells

	For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by the Company was as set forth below.

	    Net Exploratory        Net Development        Total Net
Year         Wells Drilled          Wells Drilled       Wells Drilled
	Productive      Dry     Productive      Dry
1995       0.00         0.00       1.34        0.00           1.34
1994       0.00         0.00       2.00        0.00           2.00
1993       0.00         0.03       0.63        0.00           0.66


	Present Activities

	From January 1, 1996 to March 15, 1996, the Registrant had no wells in the process of drilling.


	Supply Contracts or Agreements

	The Registrant is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


	Reserve Estimates Filed with Agencies

	No estimates of total proved net oil and gas reserves for the year ended December 31, 1995 have been filed with any federal authority or agency. Other than the estimates of reserves at December 31, 1994, filed with the Securities and Exchange Commission, the Registrant did not file reserve reports with any other federal agencies within the past 12 months.


	Silver Property

	The Registrant owns seven patented mining claims and 15 unpatented mining claims in Pinal County, Arizona. These claims, referred to as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last ore production was in 1989 under a lease arrangement. In 1993, the Registrant entered into a License Agreement with another company to allow commercial rock production from the patented claims. The Registrant receives a royalty of $2 per ton for rock severed from the property. No commercial rock production occurred in 1995. No mining activities, other than required assessment work, are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 1996; however, it continues to investigate ways to further exploit the property.


ITEM 3.  LEGAL PROCEEDINGS

	On May 12, 1989, the Registrant filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware Corporation, and Williston Basin Interstate Pipeline Company, a Delaware Corporation. The Complaint alleges, among other things, breach of contract by defendants, in price, delivery and tax reimbursement relating to a take or pay natural gas contract with the Registrant covering certain interests in Carter County, Montana. The Complaint also alleges breaches of Defendants' good faith obligation to carry out the terms of the contract and an attempt by the Defendants to coerce the Registrant into modifying or amending the contract. The Registrant has asked for damages against Defendants in amounts specifically to be proven at trial, along with exemplary damages and such further relief as the Court may deem just and equitable. The Defendants have denied the allegations in their Answer filed with the Court on June 1, 1989. Management believes that the Registrant will prevail in its claim, although the extent of award cannot be predicted at this time. Other than the foregoing legal matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of 1995 no matter was submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


				PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

	The Registrant's Common Stock trades on The Nasdaq SmallCap market under the Symbol "GEOI." The following table sets forth for the period indicated the lowest and highest trade prices for the Registrant's Common Stock as reported by the Nasdaq Stock Market. These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

					Trade Price
	Calendar                      Low        High
	 1994       1st Quarter       $  .69     $  .69
		    2nd Quarter       $  .62     $  .69
		    3rd Quarter       $  .69     $  .81
		    4th Quarter       $  .81     $ 1.12
	 1995       1st Quarter       $ 1.00     $ 1.75
		    2nd Quarter       $ 1.25     $ 1.62
		    3rd Quarter       $ 1.12     $ 1.50
		    4th Quarter       $ 1.06     $ 1.38

	As of March 15, 1996, there were approximately 1,500 holders of record of the Registrant's Common Stock. Management believes that there are also approximately 1,000 additional beneficial owners of common stock held in "street name".

	The Registrant has never declared or paid a cash dividend on its Common Stock nor does it anticipate that dividends will be paid in the near future. Further, certain of the Company's financing agreements restrict the payment of cash dividends. (See Note E to the Financial Statements for further information.)


ITEM 6.  SELECTED FINANCIAL DATA

		    1995        1994        1993        1992        1991
Operating
Revenue         $2,888,402  $2,446,093  $ 2,375,150   $2,498,230  $2,453,722

Income (Loss)
Before Cumula-
tive Effect
of Accounting
Change          $  303,889  $   40,141  $(1,654,090)  $  104,420  $   99,145

Net Income
(Loss)          $  303,889  $   40,141  $(1,077,090)  $  104,420  $   99,145

Income (Loss)
Per Share From
Continuing
Operations      $      .08  $      .01  $      (.41)  $      .03  $      .03

Net Income
(Loss)
Per Share       $      .08  $      .01  $      (.27)  $      .03  $      .03

AT YEAR END:
Total Assets    $6,690,285  $5,796,354  $ 5,856,396   $7,325,479  $6,648,716

Long-term
Debt            $  958,330  $  787,035  $ 1,019,792   $1,129,897  $  546,097

Working
Capital
(Deficit)       $ (171,949) $  (86,786) $   149,646   $  261,251  $   27,944

Stockholders'
Equity          $4,114,001  $3,798,549  $ 3,758,408   $4,789,594  $4,685,174



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	INTRODUCTION

	The Company conducts business through two primary segments:
1) oil and gas exploration and production; and 2) leonardite mining and processing wherein the Company's major products are oil and gas drilling mud additives. Each of the Company's segments is discussed herein.


RESULTS OF OPERATIONS

Comparison of 1995 to 1994 Revenue and Gross Margin

	Oil and gas sales were $2,184,000 in 1995 compared to $1,689,000 in 1994, an increase of $495,000 or 29%. This increase in revenue resulted from an 18% increase in average oil prices combined with a 10% increase in the volume of oil and gas sold. The 1995 average oil price was $14.34 compared to an average of $12.11 in 1994. The volume of oil and gas sold in 1995 increased to 154,000 BOE (Barrel of Oil Equivalent) from 140,000 BOE in 1994. The higher 1995 production volumes resulted from production contributed by the Company's Oscar Fossum H1 horizontal well (.67 net) that was drilled and completed in the first quarter of 1995. The Company also drilled a second horizontal well, the Oscar Fossum H2, during 1995; but that well did not begin producing until mid December 1995, and therefore, did not have a significant impact on 1995 oil production. Management expects production from the H2 well will increase oil production in 1996.

	Oil and gas production costs were $950,000 in 1995 compared to $969,000 in 1994, a decline of 2%. Costs were lower because the Company performed less workovers during 1995 when its operations and cash flow were focused on horizontal drilling. Production costs on a per equivalent barrel basis averaged $6.18 in 1995 compared to $6.92 for 1994. Per barrel costs were lower due to the contribution of lower cost horizontal well "flush" production from the Oscar Fossum H1 well. Gross margin for 1995 oil and gas operations before depletion and selling, general and administrative (SG&A) expenses was $1,234,000 or 56% of revenue, compared to $720,000 or 43% of revenue for 1994. The increase in gross margin was due to the increased average oil price and production volumes previously discussed.

	Leonardite sales were $704,000 in 1995 compared to $758,000 in 1994, a decline of 7%. This decline was due to an 8% decrease in production sold, resulting from lower demand. Production sold in 1995 was 7,528 tons at an average price of $93.51 per ton, compared to 8,141 tons at an average price of $93.05 for 1994.

	Cost of leonardite sold was $560,000 in 1995 compared to $585,000 in 1994, a decline of 4%. This decline resulted from the lower 1995 production. Production costs per ton were $74.34 and $71.89 for 1995 and 1994, respectively. Costs per ton for 1995 were higher than 1994 due to the lower production volume which spread fixed costs over fewer tons.

	Gross margin for 1995 leonardite operations before depreciation and SG&A expenses was $144,000 or 20% of revenue, compared to $172,000 or 23% of revenue, for 1994. The decline in 1995 gross margin was due to the lower production level.


Comparison of 1995 to 1994 Consolidated Analysis

	Total revenue for 1995 increased $442,000 or 18% to $2,888,000 from $2,446,000 in 1994. This increase was due to the oil revenue increase previously discussed.

	Total operating costs for 1995 increased $120,000 or 5% to $2,453,000 from $2,333,000 in 1994. Operating costs increased in 1995 because of higher depletion and SG&A expenses. Depletion expense increased due to increases in full cost pool assets associated with horizontal drilling done in 1995 and undeveloped locations planned in the next three years. SG&A expense increased because the Company made a more substantial contribution to its employees' profit sharing plan in light of the higher 1995 net income.

	Due to higher revenue, operating income for 1995 increased $323,000 or 286% to $436,000 compared to $113,000 in 1994. Nonoperating expense for 1995 increased $39,000 or 60% to $104,000 compared to $65,000 in 1994. Higher nonoperating expenses were primarily the result of higher interest expense. As a result of higher operating income, 1995 income before taxes increased $284,000 or 592% to $332,000 compared to $48,000 in 1994.

	Income tax expense in 1995 was $28,000 compared to $8,000 in 1994. The expense amount for each year reflects the net changes in the Company's deferred tax assets and liabilities.

Net income for 1995 increased $264,000 or 660% to $304,000 (8 cents per share) compared to $40,000 (1 cent per share) in 1994.


Comparison of 1994 to 1993 Revenue and Gross Margin

	Oil and gas sales were $1,689,000 in 1994 compared to $1,693,000 in 1993, a slight decline of $4,000 or 0.2%. This essentially stable revenue was due to an 8.7% decline in average oil prices that was offset by an 8.5% increase in the volume of oil and gas sold. The 1994 average oil price was $12.11 compared to an average of $13.26 in 1993. The volume of oil and gas sold in 1994 increased to 140,000 BOE (Barrels of Oil Equivalent) from 129,000 BOE in 1993. The lower 1994 average oil price was entirely due to substantially lower prices in the first half of 1994. The average price per BOE for the first half of 1994 was $11.21 compared to $12.95 for the second half of 1994. The higher 1994 production volumes resulted from 1993 and 1994 workover and drilling operations and sales from year end 1993 inventory.

	Oil and gas production costs were $969,000 in 1994 compared to $875,000 in 1993, an increase of 10.7%. This increase was primarily related to the 8.5% oil and gas sales volume increase. Production costs on a per equivalent barrel basis averaged $6.92 for 1994 compared to $6.78 for 1993. Gross margin for 1994 oil and gas operations before deductions for depletion and selling, general and administrative expenses was $720,000, or 43% of revenue, compared to $818,000, or 48% of revenue, for 1993. The decline in 1994 gross margin was primarily due to lower 1994 oil prices previously discussed.

	Leonardite sales were $758,000 in 1994 compared to $682,000 in 1993, an increase of $76,000, or 11%. This increase was primarily due to a 14% increase in production sold. Production sold in 1994 was 8,141 tons at an average price of $93.05, compared to 7,157 tons at an average price of $95.29 for 1993. Variations in sales volumes and average prices were normal fluctuations associated with drilling mud additive demand levels during 1994 and 1993.

	Cost of leonardite sold was $585,000 in 1994 compared to $542,000 in 1993, an increase of $43,000 or 7.9%. This increase resulted from the 14% increase in 1994 production. Production costs per ton were $71.89 and $75.76 for 1994 and 1993, respectively. Costs per ton for 1994 were lower than 1993 due to the higher production volume which spread fixed costs over more tons.

	Gross margin for 1994 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $172,000, or 23% of revenue, compared to $140,000, or 20% of revenue, for 1993. The increase in 1994 gross margin was primarily due to the lower per ton production costs discussed above.


Comparison of 1994 to 1993 Consolidated Analysis

	Total revenue for 1994 increased $71,000, or 3%, to $2,446,000 from $2,375,000 in 1993. This increase was due to the $76,000 leonardite revenue increase previously discussed.

	Operating costs for 1994 declined $15,000 or 0.6%, to $2,333,000 compared to $2,348,000 exclusive of the write-down for oil and gas properties in 1993. These stable costs resulted from lower depletion expense and higher oil and gas and leonardite production costs. Selling, general and administrative expenses were virtually unchanged from 1993 to 1994. Total operating costs for 1994 decreased $1,431,000 or 38% to $2,333,000 from $3,763,000 in 1993 due to the
$1,415,000 non-cash write-down of oil and gas properties that increased operating cost in 1993.

	Higher 1994 total revenue coupled with lower operating costs resulted in operating income of $113,000 for 1994. Nonoperating expenses decreased $5,000 from $70,000 in 1993 to $65,000 in 1994, yielding an income before taxes of $48,000 in 1994 compared to a $1,458,000 loss in 1993.

	Income tax expense in 1994 was $8,000 compared to $196,000 in 1993. The expense amount for each year is reflective of the net changes in the Company's deferred tax assets and deferred tax liabilities and include only a minimal amount of income taxes currently paid. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The cumulative effect of the change on prior years was reflected as a $577,000 benefit in 1993. (See Notes A and F to the Financial Statements for further information.)

	Net income for 1994 was $40,000 or 1 cent per share compared to a net loss, after the cumulative effect of the change in accounting for income taxes, of $1,077,000 or 27 cents per share in 1993.


Liquidity and Capital Resources at year end 1995.

	At December 31, 1995, the Company had current assets of $1,295,000 compared to current liabilities of $1,467,000 for a current ratio of .88 to 1 and negative working capital of $172,000. This compares to a current ratio of .92 to 1 at December 31, 1994. This negative working capital was caused by the costs associated with the drilling and completion of the Oscar Fossum H2 late in the fourth quarter of 1995. The Company expects to return to a positive working capital during 1996.

	During the year ended December 31, 1995, the Company generated cash flows from operating activities of $804,000 which is $146,000 greater than the amount generated during 1994. Management believes that cash flows from operations for 1996 should increase above 1995 levels particularly if the Company continues successful horizontal development of certain of its properties. During 1995, the Company drilled two horizontal wells (2 gross, 1.34 net) in one of its existing fields. These wells were successful, and the second well was put on production in December 1995. The Company anticipates that cash flows from operations and bank borrowings will be sufficient to meet its short-term cash requirements.

	During 1995, the Company's investing activities totaled
$947,000 which was primarily for additions to property, plant and equipment. Part of the source of these funds was $20,000 realized from the sale of property and equipment leaving net cash used in investing of $927,000. The $900,000 cash portion of additions to property and equipment consists of the approximate amounts as follows: exploration and development costs of $633,000 that included the paid portion of costs for drilling and completing 2 gross (1.34 net) horizontal oil wells; proved property acquisition costs of $189,000 that included the cost of acquiring interests in several producing wells; unproved property costs of $15,000 primarily for oil and gas lease costs; delay rental costs of $37,000; and improvements to the Company's leonardite plant of $26,000. Over and above the additions to property and equipment, the Company also used $47,000 to fund oil and gas leasehold purchases in the State of Washington through its 78% owned subsidiary, Belmont Natural Resource Company, Inc. During 1995, the Company's financing activities also utilized $367,000 of cash for principal payments required under long-term debt agreements.

	The sources of cash in 1995 for the investing and financing activities discussed above were the cash flows provided by operating activities, the $20,000 sale of properties discussed above, $415,000 of borrowings on the Company's 1993 revolving line of credit and $250,000 of borrowings on the Company's 1995 revolving line of credit.

	During fiscal 1996, the Company estimates it will incur development costs of at least $800,000 related to the Company's proved developed nonproducing and proved undeveloped oil and gas properties. This estimated amount is somewhat uncertain at this time because the Company could, relatively quickly, decide to either increase or reduce the level of horizontal drilling contemplated for 1996. Other planned expenditures for 1996 consist of delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 1996 principal payments required under existing debt agreements totals $512,000.

	Management expects to continue to evaluate possible future purchases of additional producing oil and gas properties and the further development of currently owned properties. Management believes the Company's long-term cash requirements for such investing activities and the repayment of long-term debt can be met by the continued future cash flows from operations, the remaining available $750,000 of the $1,000,000 line of credit established in 1995 and, if necessary, possible additional debt or equity financing.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See "Index to Consolidated Financial Statements and Supplementary Data" on page 25.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

	None.



				PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth certain information concerning each director and executive officer of the Company:

			Position(s) with        Period of Service as
Name and Age            the Company             a Director or Officer

Rollin C. Vickers       Chairman of the         Since 1958
    Age:  71            Board

Jeffrey P. Vickers      President and           Since 1982
    Age:  43            Director

Thomas F. Neubauer      Vice President          Since June, 1992
    Age:  61            of Leonardite
			Operations

Cathy Callahan Kruse    Secretary               Since October, 1981;
    Age:  41            Treasurer               October, 1981 to May,
						1985 and since June,
						1990

H. Dennis Hoffelt       Director                From 1967 through June,
    Age:  54                                    1986; and since June, 1987

Jeff Greek              Director                1989 and since August,
    Age:  36                                    1991

Patrick M. Montalban    Director                Since August, 1991
    Age:  39

	All of the directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. The executive officers of the Company serve at the discretion of the Board of Directors.

	Rollin C. Vickers holds a Bachelor of Arts degree (Geology -
1950) from Cornell University, a Master of Science degree (Geology -
1952) from Syracuse University and a Doctor of Science degree (Economic Geology and Mining - 1957) from the University of Wisconsin. Dr. Vickers has served as Chairman of the Board of the Company since 1958.

	Jeffrey P. Vickers received a Bachelor of Science degree in Geological Engineering with a Petroleum Engineering option from the University of North Dakota in 1978. Prior to obtaining his degree, Mr. Vickers served two years overseas with the U.S. Army. In 1979, Mr. Vickers joined Amerada Hess Corporation as an Associate Petroleum Engineer in the Williston Basin. In 1981, Mr. Vickers was employed by the Company as the Drilling and Production Manager where he was responsible for providing technical assistance and supervision of drilling and production operations and generated development drilling programs. He became President of the Company on January 1, 1983. In June, 1982, Mr. Vickers became a director of the Company.

	Thomas F. Neubauer is Vice President of Leonardite Operations and plant manager of the Company. Mr. Neubauer has been employed by the Company since July, 1965.

	Cathy Callahan Kruse is Secretary, Treasurer and business office manager of the Company. Ms. Kruse graduated from the Atlanta College of Business in 1977 and was employed as a Legal Assistant for four years prior to her employment with the Company in May, 1981.

	H. Dennis Hoffelt has been President of Triangle Electric
Inc., Williston, North Dakota, an electrical contracting firm, for over the past five years. He served as a director of the Company from 1967 through June of 1986 and was elected as a director again in 1987.

	Jeff Greek received a Bachelor of Science, Business Administration Degree in Accounting from the University of North Dakota in 1981. He received his Certified Public Accountant certificate in 1981 and was employed by the Company from February, 1982 to April, 1990. From April, 1991 to August, 1994 he was the Financial Accounting Supervisor at Souris River Telecommunication Cooperative, Minot, North Dakota. He is currently the financial consultant for Citrus Energy, Castle Rock, Colorado.

	Patrick M. Montalban has been a director of the Company since 1991. He is a Petroleum Geologist who graduated from the University of Montana in 1981. Mr. Montalban is the Executive Vice President and Chief Operating Officer of MSR Exploration Ltd., a company with a class of equity securities registered under the Securities Exchange Act of 1934, for over the past five years.

	Jeffrey P. Vickers is the son of Rollin C. Vickers. Cathy Callahan Kruse, Secretary and Treasurer of the Company, is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the above named persons. Except for Mr. Montalban, no officer or director is a director of any other company having a class of equity securities registered under the Securities Act of 1934, as amended, or any company registered as an investment company under the Investment Company Act of 1940, as amended. There are no arrangements or undertakings between any of the named directors and any other persons pursuant to which any director was selected as a director or was nominated as a director. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company no officer or director failed to file any of the above forms on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

	The following table presents the aggregate compensation which was earned by the Chief Executive Officer for each of the past three years. No employee of the Company earned total annual salary and bonus in excess of $100,000. There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in any fiscal year covered by any table, other than what is set forth in the following table.

			SUMMARY COMPENSATION TABLE

						Long Term Compensation
		   Annual Compensation          Awards       Payouts
								       All
				  Other   Restricted                   Other
Name and                          Annual    Stock             LTIP    Compen-
Principal         Salary   Bonus  Compen-  Award(s) Options  Payouts  sation
Position  Year      ($)     ($)   sation     ($)     SARs(#)   ($)     ($)

Jeffrey   1995    $74,659   -0-     -0-     $925     35,000    N/A    $7,566
P.        1994    $73,929   -0-     -0-      N/A       -0-     N/A    $2,343
Vickers   1993    $71,700   -0-     -0-    $18,000     -0-     N/A    $3,500
CEO

	In the table above, the column titled "Restricted Stock
Awards" is comprised of a 1995 grant of 1,000 shares of common stock from the Registrant to each full-time employee, including Mr. Vickers. The 1993 Restricted Stock Awards (24,000 shares of common stock) is compensation from the Registrant for accrued unpaid vacation through December 31, 1992. All of the Restricted Stock Awards are "restricted securities" as defined in Rule 144 adopted under the Securities Act of 1933. The column titled "All Other Compensation" is comprised entirely of profit sharing amounts.

	If the Company achieves net income in a fiscal year, the Board of Directors may determine to contribute an amount based on the Company's profits to the Employees' Profit Sharing Plan and Trust adopted in December, 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. The Company accrued a $35,000 contribution for 1995 with contributions for 1994 and 1993 being $10,000 each. As of December 31, 1995, before earnings and the 1995 contribution, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $299,611.


	     Aggregated Option/SAR Exercises in last Fiscal Year
			and FY-End Option/SAR Values

								   Value of
						  Number of      Unexercised
						 Unexercised     In-the-Money
						Options/SARs     Options/SARs
		  Shares                        at FY-End(#)     at FY-End($)
		  Acquired on     Value         Exercisable/     Exercisable/
Name              Exercise(#)   Realized($)    Unexercisable    Unexercisable
Jeffrey P.
Vickers, CEO         -0-            -0-           35,000/0        $7,875/0

	At the 1993 Annual Meeting of Shareholders, the Company's 1993 Employees' Incentive Stock Option Plan (the "Plan") was approved by shareholders. The purpose of the plan is to enable the Corporation to attract persons of training, experience and ability to continue as employees, and to furnish additional incentive to such persons, upon whose initiative and efforts the successful conduct and development of the business of the Corporation largely depends, by encouraging such persons to become owners of the common stock of the Corporation.

	The term of the Plan expires February 17, 2003, ten years from the date the Plan was approved by the Board of Directors. If within the duration of an option; there shall be a corporate merger consolidation, acquisition of assets, or other reorganization; and if such transaction shall affect the optioned stock, the optionee shall thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to such transaction and the optionee had been a stockholder of the Corporation with respect to such shares.

	The Plan is administered by the Board of Directors. The exercise price of the common stock offered to eligible participants under the Plan by grant of an option to purchase common stock may not be less than the fair market value of the common stock at the date of grant; provided, however, that the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant in the event an optionee owns 10% or more of the common stock of the Corporation. A total of 300,000 shares has been reserved for issuance pursuant to options to be granted under the Plan.


			DIRECTORS' COMPENSATION

	With the exception of Rollin C. Vickers and Jeffrey P.
Vickers, directors were paid $150 per Board meeting attended during 1995. The officers of the Company who are also directors receive no additional compensation for attendance at Board meetings.


ITEM 12.  PRINCIPAL SHAREHOLDERS AND MANAGEMENT SHAREHOLDERS

	The following table sets forth the number of shares of common stock beneficially owned by each officer, director and nominee for director of the Company and by all directors and officers as a group, as of March 1, 1996. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

		Name of Person
		or Number of            Amount of
Class of        Directors and           Shares and Nature of    Percent
Securities      Officers as a Group     Beneficial Ownership    of Class

Common Stock,   Jeffrey P. Vickers      299,234-Direct and      7.4%
$.01 par value  Indirect(a)

Common Stock,   Rollin C. Vickers       191,767-Direct and      4.7%
$.01 par value  Indirect(b)

Common Stock,   Cathy Kruse             14,950-Direct(d)        (c)
$.01 par value

Common Stock,   Thomas F. Neubauer      11,000-Direct(e)        (c)
$.01 par value

Common Stock,   H. Dennis Hoffelt       39,000-Direct and       (c)
$.01 par value  Indirect(f)

Common Stock,   Jeff Greek              2,000-Direct            (c)
$.01 par value

Common Stock,   Officers and            557,951-Direct and      13.7%
$.01 par value  Directors as            Indirect
		a Group-                (a)(b)(c)(d)(e)(f)
		(seven persons)


(a) Included in the 299,234 shares listed for Jeffrey P. Vickers are 134,634 shares owned directly by him, 2,500 in a self-directed individual retirement account, 70,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 30,300 shares held by him as custodian for his three minor children. Also included are 35,000 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(b) Indicated amount include 55,000 shares held by R. C. Vickers, 34,000 shares held by his wife, Patricia Vickers and 100,267 shares held by Vickers Foundation of which Mr. and Mrs. Vickers share voting and investment powers. Mr. and Mrs. Vickers each disclaim any power to vote or to direct the investment of the other's direct shares. Also included are 2,500 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(c) Less than 1%.

(d) Included in the 14,950 are 5,000 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option
Plan.

(e) Included in the 11,000 are 5,000 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option
Plan.

(f) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 27,500.

	The following table sets forth information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of March 1, 1996.

					Amount of
Class of        Name and                Shares and Nature of    Percent
Securities      Address of Person       Beneficial Ownership    of Class

Common Stock,   Mountain States         687,600-Direct(a)       16.9%
$.01 par value  Resources, Inc.
		CBM Building
		Box 250
		Cut Bank, MT  59427

Common Stock,   Jeffrey P. Vickers      299,234-Direct and      7.4%
$.01 par value  723 West 14th St.       Indirect(b)
		Williston, ND  58801

Common Stock,   Paul Krile              207,500-Direct(c)       5.1%
$.01 par value  P. O. Box 329
		Sioux Rapids, IA  50585


(a) This information was obtained from previous Securities and Exchange Commission filings. Mountain States Resources, Inc. may be deemed to share voting and investment powers over the above shares with MSR Exploration, Ltd., the Canadian parent company of Mountain
States Resources, Inc. The Company has been informed that these shares were sold several months ago to Joseph Montalban, former President of Mountain States Resources, Inc. However, the Company has not received a Form 3 or a Schedule 13D required to be filed under the Securities Exchange Act of 1934 relating to this sale.
Joseph Montalban is the father of Patrick Montalban, a director of the Company.

(b) See footnote (a) of the immediately preceding table.

(c) This information was obtained from a Securities and Exchange
Commission filing.

	No arrangements are known by the Company which could, at a subsequent date, result in a change in control of the Company.

	Other than as set forth above in footnote (a), the Company is not aware of any officer, director or holder of greater than 10% of the Company's common stock who has failed to file the required SEC Forms 3, 4 or 5 on a timely basis for 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	There are no transactions or series of similar transactions since the beginning of the Company's last fiscal year or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, and which the amount involved exceeds $10,000 and in which any director, executive officer, principal shareholder or any member of their immediate family had or will have a direct or indirect material interest.



				PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)     Documents filed as Part of this Report

	(1)     Financial Statements and Schedules  See "Index to
		Consolidated Financial Statements and Supplementary Data" on next page. There are no financial statement schedules filed herewith.

	(2) Disclosures About Oil and Gas Producing Activities - Unaudited See "Index to Consolidated Financial
		Statements and Supplementary Data" on next page.

	(3)     Exhibits  See "Exhibit Index" on page 50.

	(a)     Exhibits
		Exhibit 27.  Financial Data Schedule

	(b)     Reports on Form 8-K
		None.

	(c)     Exhibits required by Item 601 of Regulation S-K
		See (a)(3) above.

	(d)     Financial Statement Schedules required by Regulation S-X
		See (a)(1) above.

			GEORESOURCES, INC., AND SUBSIDIARY
		    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
			      AND SUPPLEMENTARY DATA


							  Page
REPORT OF INDEPENDENT AUDITORS ON THE
 CONSOLIDATED FINANCIAL STATEMENTS                          26

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                             27
    Consolidated statements of operations                   28
    Consolidated statements of stockholders' equity         29
    Consolidated statements of cash flows              30 - 31
    Notes to consolidated financial statements         32 - 44

UNAUDITED SUPPLEMENTARY INFORMATION - Disclosures about
 oil and gas producing activities                      45 - 48


			WILLIAMS, RICHEY & CO.



		REPORT OF INDEPENDENT AUDITORS ON THE
		  CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note A, the Company changed its method of accounting for income taxes during 1993.

/s/ Williams, Richey & Co.

Denver, Colorado
February 16, 1996



A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
	950 SOUTH CHERRY STREET; SUITE 918; DENVER, CO  80222
		  PHONE 303/759-3773; FAX 303/759-1168

			GEORESOURCES, INC., AND SUBSIDIARY
			CONSOLIDATED BALANCE SHEETS
			DECEMBER 31, 1995 AND 1994


				ASSETS
CURRENT ASSETS:                                1995          1994
  Cash and equivalents                   $   392,078   $   222,677
  Trade receivables, net                     590,330       493,595
  Inventories                                285,018       246,467
  Prepaid expenses                            17,460        17,273
  Investments                                 10,119        20,972

      Total current assets                 1,295,005     1,000,984

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
  full cost method of accounting:
  Properties being depleted               15,272,170    14,105,349
  Properties not being depleted               88,759       134,330
  Leonardite plant and equipment           3,199,797     3,173,533
  Other                                      672,546       669,308

					  19,233,272    18,082,520
  Less accumulated depreciation, depletion
  and valuation allowance                (14,045,602)  (13,444,512)
      Net property, plant and equipment    5,187,670     4,638,008

OTHER ASSETS:
  Mortgage loans receivable, related party   103,321       103,321
  Other                                      104,289        54,041
					     207,610       157,362

					 $ 6,690,285   $ 5,796,354

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $   856,823   $   663,487
  Current maturities of long-term debt       511,594       385,219
  Accrued expenses                            98,537        39,064

      Total current liabilities            1,466,954     1,087,770

LONG-TERM DEBT, less current maturities      958,330       787,035

DEFERRED INCOME TAXES                        151,000       123,000

COMMITMENTS AND CONTINGENCIES (NOTES H AND I)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
  and outstanding, 4,035,714 and
  4,023,214 shares, respectively              40,357        40,232
  Additional paid-in capital                 803,807       792,369
  Retained earnings                        3,269,837     2,965,948
  Total stockholders' equity               4,114,001     3,798,549

					 $ 6,690,285   $ 5,796,354

	The accompanying notes are an integral part of these consolidated financial statements.

			GEORESOURCES, INC., AND SUBSIDIARY
		      CONSOLIDATED STATEMENTS OF OPERATIONS
		  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


					   1995         1994         1993
OPERATING REVENUE:
  Oil and gas sales                  $  2,184,458  $ 1,688,559  $ 1,693,147
  Leonardite sales                        703,944      757,534      682,003

					2,888,402    2,446,093    2,375,150

OPERATING COSTS AND EXPENSES:
  Oil and gas production                  950,116      968,977      875,367
  Cost of leonardite sold                 559,659      585,217      542,199
  Depreciation and depletion              601,814      470,075      622,504
  Write-down of oil and gas properties         --           --    1,415,000
  Selling, general and administrative     341,008      308,380      308,125

					2,452,597    2,332,649    3,763,195

     Operating income (loss)              435,805      113,444   (1,388,045)

OTHER INCOME (EXPENSE):
  Interest expense                       (128,689)    (103,328)     (93,392)
  Interest income                          10,808       15,741        8,601
  Other income and losses, net             13,965       22,266       15,146
					 (103,916)     (65,321)     (69,645)

     Income (loss) before income taxes
      and cumulative effect of a change
      in accounting principle             331,889       48,123   (1,457,690)

INCOME TAX EXPENSE                         28,000        7,982      196,400

     Income (loss) before cumulative
      effect of a change in
      accounting principle                303,889       40,141   (1,654,090)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                   --           --      577,000

     Net income (loss)               $    303,889  $    40,141  $(1,077,090)

EARNINGS PER SHARE:
     Income (loss) from continuing
      operations                     $        .08  $       .01  $      (.41)
     Cumulative effect of change in
      accounting principle                     --           --          .14

     Net income (loss)               $        .08  $       .01  $      (.27)
  Weighted average number of shares
   outstanding                          4,025,234    4,023,214     3,990,614

	The accompanying notes are an integral part of these consolidated financial statements.



			GEORESOURCES, INC., AND SUBSIDIARY
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



								Additional
				      Common Stock               Paid-in
				 Shares          Amount          Capital

Balance, December 31, 1992      3,961,714      $   39,617      $  747,080
 Exercise of stock options         10,000             100           7,700
 Issuance of common stock
  in exchange for vacation
  compensation                     31,500             315          23,310
 Treasury stock purchases              --              --              --
 Treasury stock contributed
  to profit sharing plan               --              --          (1,146)
 Exchange of common
  stock for interest in
  subsidiary                       20,000             200          15,425
 Net loss                              --              --              --
Balance, December 31, 1993      4,023,214          40,232         792,369
 Net income                            --              --              --
Balance, December 31, 1994      4,023,214          40,232         792,369
 Issuance of common stock
  as compensation                  12,500             125          11,438
 Net income                            --              --              --
Balance, December 31, 1995      4,035,714       $   40,357      $  803,807



	The accompanying notes are an integral part of these consolidated financial statements.



			GEORESOURCES, INC., AND SUBSIDIARY
		  STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
		   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


				Retained       Treasury Stock
				Earnings      Shares     Amount        Total

Balance, December 31, 1992   $ 4,002,897        --   $      --      $4,789,594
 Exercise of stock options            --        --          --           7,800
 Issuance of common stock
  in exchange for vacation
  compensation                        --        --          --          23,625
 Treasury stock purchases             --    35,000     (25,208)        (25,208)
 Treasury stock contributed
  to profit sharing plan              --   (35,000)     25,208          24,062
 Exchange of common
  stock for interest in
  subsidiary                          --        --          --          15,625
 Net loss                     (1,077,090)       --          --      (1,077,090)
Balance, December 31, 1993     2,925,807        --          --       3,758,408
 Net income                       40,141        --          --          40,141
Balance, December 31, 1994     2,965,948        --          --       3,798,549
 Issuance of common stock
  as compensation                     --        --          --          11,563
 Net income                      303,889        --          --         303,889
Balance, December 31, 1995   $ 3,269,837        --    $     --      $4,114,001


	The accompanying notes are an integral part of these consolidated financial statements.





			GEORESOURCES, INC., AND SUBSIDIARY
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
		    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


					       1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $  303,889   $   40,141  $(1,077,090)
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation, depletion and
    valuation allowance                      601,814      470,075    2,037,504
   Deferred income taxes                      28,000        7,982     (383,982)
   Other                                      13,889        5,717        6,782
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                       (96,735)    (124,445)      63,195
     Inventories                             (38,551)      81,299      (58,149)
     Prepaid expenses and other               10,666       11,650      (23,406)
     Income tax receivable                        --       18,000      (18,000)
    Increase (decrease) in:
     Accounts payable                        (78,831)     135,428      (48,557)
     Accrued expenses                         59,473       12,089      (11,193)
      Net cash provided by operating
       activities                            803,614      657,936      487,104

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of subsidiary                        --          --        (9,984)
 Additions to property, plant and equipment (899,677) (646,571) (395,367) Purchase of investments and mortgage loans
  receivable                                      --     (18,943)     (103,487)
 Proceeds from sale of property and equipment 20,234     143,385            --
 Other                                       (47,215)    (19,047)           --

      Net cash used in investing activities (926,658)   (541,176)     (508,838)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings          665,000     100,000       263,292
 Principal payments on long-term debt       (367,330)   (319,215)     (317,920)
 Debt issue costs                             (5,225)         --            --
 Purchase of treasury stock                       --          --       (25,208)
 Issuance of common stock                         --          --         7,800

      Net cash provided by (used in)
       financing activities                  292,445    (219,215)      (72,036)

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                             169,401    (102,455)      (93,770)

CASH AND EQUIVALENTS, beginning of year      222,677     325,132       418,902

CASH AND EQUIVALENTS, end of year         $  392,078   $ 222,677   $   325,132


	The accompanying notes are an integral part of these consolidated financial statements.



			GEORESOURCES, INC., AND SUBSIDIARY
		CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
		  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


					      1995         1994         1993
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid (received) for:
  Interest                                $  127,990   $  102,258   $   93,622
  Income taxes                                   336         (483)       3,382


NONCASH INVESTING AND FINANCING ACTIVITIES

During 1995, the Company issued as compensation 12,500 shares of common stock valued at $11,563.

During 1994, the Company forgave approximately $24,500 of accounts receivable as partial consideration of the purchase price of various oil and gas assets.

During 1993, the Company issued 31,500 shares of common stock valued at $23,625 in exchange for accrued vacation compensation payable to officers of the Company.

The Company contributed 35,000 shares of treasury common stock valued at $24,062 to the profit sharing plan during 1993.

During 1993, the Company acquired a 59% interest in Belmont Natural Resource Company, Inc., of which 21% was acquired when the Company issued 20,000 shares of its common stock valued at $15,625 in exchange for 70,000 shares of Belmont Natural Resource Company, Inc.

	The accompanying notes are an integral part of these consolidated financial statements.




A.  SIGNIFICANT ACCOUNTING POLICIES:

    Operations and Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of both GeoResources, Inc., and its subsidiary, Belmont Natural Resource Company, Inc. All material intercompany transactions and balances between the entities have been eliminated.

    GeoResources, Inc. (the "Company") is primarily involved in oil and gas exploration and production in North Dakota and Montana and the mining of leonardite and manufacturing of leonardite products in North Dakota to be sold to customers located primarily in the Gulf of Mexico coastal areas. Belmont Natural Resource Company, Inc., ("BNRC") was incorporated in 1991 to exploit natural gas opportunities in the Pacific Northwest.

    The Company acquired its initial interest in BNRC effective on July 30, 1993, for $9,984 cash and 20,000 shares of GeoResources, Inc. common stock valued at $15,625. The acquisition was accounted for as a purchase and BNRC's results of operations from July 30, 1993 to December 31, 1993, and for the years ended December 31, 1995 and 1994, are included in the accompanying statements of operations. Since the initial acquisition, the Company has provided additional funding to BNRC of approximately $108,000. As a result, the Company has earned additional shares of BNRC stock and as of December 31, 1995, owns 78% of the stock of BNRC. The Company has the right, but is not obligated, to acquire additional shares of BNRC stock, up to a maximum ownership of 82%, by providing additional funding to BNRC of approximately $52,000.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for doubtful accounts, depreciation, depletion and amortization, impairment of long-lived assets, income taxes, contingencies, unaudited oil and gas reserve quantities and the standardized measure of discounted future net cash flows.

A.  SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Investments

    The Company's investments consist of marketable equity securities and various options related to crude oil.

    Marketable equity securities are stated at market value. Securities acquired with the intent to resell in order to profit from short-term price movements are classified as trading account securities and related unrealized gains and losses are included in other income. Other securities are classified as assets available-for-sale and related unrealized gains or losses are recorded as a component of stockholders' equity. The specific security sold is used to compute realized gains or losses. All of the Company's securities are classified as trading account securities.

    The Company periodically purchases crude oil options and options to acquire crude oil futures contracts. The options are used to hedge a portion of anticipated oil sales during the next year against the risk of possible decreases of crude oil prices. The options are accounted for as hedges and, accordingly, gains and losses are deferred until the anticipated sales occur. At December 31, 1995 and 1994, the market value of options outstanding was $2,911 and $15,700, respectively.

    Oil and Gas Properties

    The Company utilizes the full cost method of accounting for its oil and gas properties. All costs incurred in the acquisition, exploration and development of oil and gas properties (including costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs and certain internal costs associated directly with acquisition, exploration and development activities) are capitalized. These costs are subject to a "ceiling" limitation based upon the estimated value of the Company's properties which is determined in accordance with rules prescribed by the Securities and Exchange Commission ("SEC").


A.  SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Oil and Gas Properties (Continued)

    In the fourth quarter of 1993, the selling prices of the Company's oil and gas products declined significantly, reaching essentially their lowest point of the year on December 31, 1993. As a result, the net capitalized costs of the Company's oil and gas properties exceeded their estimated value based upon the prescribed cost "ceiling" limitation as determined using December 31, 1993 prices. Consequently, in 1993, the Company recognized a charge to operations of $1,415,000, or $0.35 per share, to reduce the net capitalized costs to the cost "ceiling" amount. During 1995 and 1994, oil selling prices increased somewhat from their December 31, 1993 levels and, accordingly, the estimated value of the Company's oil and gas assets also increased and exceeded net capitalized costs at December 31, 1995 and 1994. However, in accordance with the SEC rules, no recovery of previously recognized write-downs is permitted.

    Depletion of capitalized costs is computed on a country-by-country basis using a composite unit-of-production method over the estimated productive life of all the reserves related to the cost center. The Company presently has only one cost center since all of its properties are located in the United States. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.09, $2.51, and $3.92 for 1995, 1994, and 1993, respectively.

    Costs not being depleted at December 31, 1995, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties which were acquired during the following years:

			1995                 $   8,375
			1994                    33,535
			1993                    16,900
			1992                    16,735
			1991 and prior          13,214

			Total                $  88,759

    It is expected that evaluation of the above properties will occur primarily over the next four years.

    Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

A.  SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Other Property and Equipment

    Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

		Buildings                  10-25 years
		Machinery and equipment     3-10 years

    Impairment of Long-Lived Assets

    Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset is less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets (other than oil and gas properties) for the years ended December 31, 1995, 1994 and 1993.

    Operating Costs and Expenses

    Oil and gas production costs and the cost of leonardite sold exclude a provision for depreciation and depletion.
    Depreciation and depletion expense is shown in the aggregate in the accompanying statements of operations.

    Stock-Based Compensation

    In 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the proforma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995. The adoption of this standard will not impact the Company's financial position, results of operations or cash flows.

    Income Taxes

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Previously the provision for income taxes was accounted for in accordance with SFAS 96. The cumulative effect of this accounting change was a tax benefit of $577,000 reflected as income in 1993. There was no effect on the pre-tax loss from continuing operations.

A.  SIGNIFICANT ACCOUNTING POLICIES (Continued):

    Income Taxes (Continued)

    Under SFAS 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax bases of oil and gas properties and other property and equipment. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets not expected to be realized.

    The Company and BNRC file separate income tax returns with income tax provision and liability computed on a separate return basis.

    Net Income Per Share of Common Stock

    Net income per share has been computed based on the weighted average number of common shares outstanding. The assumed exercise of stock options is not included because the effect would not be significant.


B.  INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

    Segment information

    The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended December 31, 1995, 1994 and 1993:

				       1995            1994            1993
     Revenue:
      Oil and gas                 $ 2,184,458     $ 1,688,559     $ 1,693,147
      Leonardite                      703,944         757,534         682,003

				  $ 2,888,402     $ 2,446,093     $ 2,375,150


B.  INDUSTRY SEGMENTS AND MAJOR CUSTOMER (Continued):

    Segment information (Continued)

				       1995            1994            1993
     Operating income:
      Oil and gas                 $   758,866     $   367,669     $(1,104,005)
      Leonardite                       10,657          46,041          14,655
      General corporate activities   (333,718)       (300,266)       (298,695)

				  $   435,805     $   113,444     $(1,388,045)
     Depreciation and depletion:
      Oil and gas                 $   475,476     $   351,913     $   506,785
      Leonardite                      111,958         105,590         103,403
      General corporate activities     14,380          12,572          12,316

				  $   601,814     $   470,075     $   622,504
     Identifiable assets, net:
      Oil and gas                 $ 4,110,608     $ 3,335,013     $ 3,208,824
      Leonardite                    1,552,442       1,600,094       1,669,223
      General corporate activities  1,027,235         861,247         978,349

				  $ 6,690,285     $ 5,796,354     $ 5,856,396
     Capital expenditures incurred:
      Oil and gas                 $ 1,162,393     $   634,914     $   476,927
      Leonardite                       26,264          17,199          17,755
      General corporate activities      4,095          11,011           2,918

				  $ 1,192,752     $   663,124     $   497,600


    Major Customer and Concentrations of Credit Risk

    Sales to a major oil and gas customer were 53%, 46% and 43% of total revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

    A substantial majority of the oil and gas accounts receivable at December 31, 1995 and 1994 were due from this major customer.

    The Company has one bank account with a balance of approximately $252,000 and $138,000, at December 31, 1995 and
    1994, respectively. This account is federally-insured for balances up to $100,000.


C.  TRADE RECEIVABLES AND INVENTORIES:

    Trade receivables at December 31, 1995 and 1994 are comprised of the following:

					 1995            1994

	Oil and gas purchasers       $  426,463      $  332,699
	Leonardite customers            175,283         172,312

					601,746         505,011
	Less allowance for
	doubtful accounts               (11,416)        (11,416)

				     $  590,330      $  493,595

    As of December 31, 1995 and 1994, inventories by major classes are comprised of the following:
					  1995            1994

	Crude oil                    $   21,222      $   22,123

	Leonardite inventories:
	Finished products                73,937          50,189
	Raw materials                   111,342         115,661
	Materials and supplies           78,517          58,494

	Total leonardite inventories    263,796         224,344

				     $  285,018      $  246,467


D.  MORTGAGE LOANS RECEIVABLE, RELATED PARTY

    Mortgage loans receivable, related party represent mortgage loans on the residence of an officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 15% per annum with principal due January 1996. Presently, the Company has reduced this interest rate to 8% and intends to extend the principal due date until the residence is sold. The Company received interest income from these loans of $8,100, $8,775 and none, for the years ended December 31, 1995, 1994 and 1993, respectively.

E.  LONG-TERM DEBT:

    Long-term debt at December 31, 1995 and 1994 consists of the following loans which are all with one bank:

						      1995        1994
	Bank, prime plus 1% (9.5% total rate at
	December 31, 1995), due in monthly
	installments of $18,750 plus interest,
	due January 1997, collateralized by oil
	and gas properties                       $   225,000  $  450,000

	Bank, prime plus 1% (9.5% total rate at
	December 31, 1995), due in monthly
	installments of $7,600 plus interest,
	due January 1997, collateralized by
	leonardite plant and equipment               272,497     363,697

	Bank, prime plus 1% (9.5% total rate at
	December 31, 1995), due in monthly
	installments of $16,000 plus interest,
	due September 1999, collateralized by
	oil and gas properties                       717,000     350,000

	Bank, $1,000,000 revolving line of credit,
	interest payable monthly at prime plus 1%,
	not to exceed 10.5% (9.5% total rate at
	December 31, 1995), expires September 1, 1998.
	Outstanding balance to be converted on that
	date to a 4-year term loan due September 1,
	2002.  Collateralized by oil and gas
	properties                                   250,000          --

	Bank, due in variable monthly installments
	including interest at prime plus 1% (9.5%
	total rate at December 31, 1995), due May
	1997, collateralized by a vehicle              5,427       8,557

	Total long-term debt                       1,469,924   1,172,254

	Less current maturities                     (511,594)   (385,219)
	Long-term debt, less current
	maturities                               $   958,330  $  787,035

E.  LONG-TERM DEBT (Continued):


    Aggregate maturities required on long-term debt at December 31, 1995, are as follows:

	Year Ending December 31:
		1996                    $  511,594
		1997                       375,330
		1998                       207,625
		1999                       203,500
		2000                        62,500
	      Remainder                    109,375

					$1,469,924

    The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

    The Company's long-term debt was obtained pursuant to financing agreements which include the following covenants: Maintain a current ratio of not less than 1.25 to 1 exclusive of current maturities of long-term debt; maintain debt to tangible net worth of not more than 1.5 to 1; maintain a net worth of at least $3,500,000; not encumber any of its assets; restricts borrowings from, and credit extensions to, other parties; restricts reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank's consent.


F.  INCOME TAXES:

    The components of income tax expense for the years ended
    December 31, 1995, 1994 and 1993, are as follows:

					    1995          1994           1993
	Current tax expense            $       --      $     --      $   3,400
	Deferred tax expense (benefit)     95,000         6,982       (676,000)
	Increase (decrease) in deferred
	tax assets valuation allowance    (67,000)        1,000        869,000
				       $   28,000      $  7,982      $ 196,400

F.  INCOME TAXES (Continued):

    During the fourth quarter of 1993, the Company recorded a deferred tax benefit of $676,000 related to the determination of
    (1) an increase in its gross deferred tax assets primarily caused by additional net operating loss and statutory depletion carryforwards generated in 1993, and (2) a reduction of its gross deferred tax liabilities primarily caused by a reduction in the temporary differences between the financial and tax bases of oil and gas properties. Also during the fourth quarter of 1993, due to the low oil prices in effect at the time, management determined that the future realization of an dditional $869,000 of its deferred tax assets was no longer assured and, accordingly, increased the valuation allowance by that amount.

    During 1994, there was no significant change in the Company's total gross deferred tax assets, the valuation allowance or deferred tax liabilities.

    During 1995, the Company recorded a deferred tax expense of $95,000 related primarily to net income which is not currently taxable due to the utilization of net operating loss carryforwards. The Company also decreased the deferred tax asset valuation allowance by $67,000 primarily based upon the projection of utilizing additional statutory depletion carryforwards in the future.

    The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows:
						   1995         1994
	Deferred Tax Assets:
	  Net operating loss carryforward      $  293,000   $  359,000
	  Statutory depletion carryforward        928,000      917,000
	  Investment tax credit carryforward      283,000      307,000
	  Other                                    44,000       45,000
						1,548,000    1,628,000
	Valuation Allowance:
	  Beginning of year                      (976,000)    (975,000)
	  (Increase) decrease                      67,000       (1,000)
	  End of year                            (909,000)    (976,000)

	Deferred Tax Liabilities:
	  Accumulated depreciation and
	   depletion                             (790,000)    (775,000)

	Net Deferred Tax Liability, long-term  $ (151,000)  $ (123,000)

F.  INCOME TAXES (Continued):

    The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

					  1995     1994      1993

	Income tax expense (benefit)
	 at statutory rate                 35%      35%      (34)%
	Loss carryover benefits           (14)      --       (12)
	Change in valuation allowance     (21)       2        60
	Graduated tax rate difference      --      (20)       --
	State income taxes and other        8       --        --

					    8%      17%       14%

    For income tax purposes, the Company has a statutory depletion carryover of approximately $2,790,000 which, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has net operating loss carryovers and investment tax credit carryovers (accounted for using the flow-through method), which, if not utilized, expire as follows:

							     Investment
					Net operating        tax credit
	Year of expiration              loss carryover        carryover

	      1996                        $       --         $   57,000
	      1997                                --            181,000
	      1998-2000                           --             45,000
	      2001                           428,000                 --
	      2003                           101,000                 --
	      2008                           115,000                 --
	      2009                           237,000                 --

	     Total                        $  881,000         $  283,000

G.  STOCK OPTION AND PROFIT-SHARING PLANS:

    Stock option plan

    In 1993, the Company adopted the 1993 Incentive Stock Option Plan, whereby 300,000 shares of the Company's common stock are reserved for options which may be granted pursuant to the terms of the plan. Under the terms of the plan, the option price may not be less than 100% of the fair market value of the Company's common stock on the date of grant, and if the optionee owns more than 10% of the voting stock, the option price per share shall not be less than 110% of the fair market value. At December 31, 1995, options are outstanding to purchase 95,000 shares of common stock at an exercise price of $1.15 per share through November 3, 2000.

    Profit-sharing plan

    The Company has an Employee Profit-Sharing Plan covering all employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are at the discretion of the Board of Directors. Profit-sharing plan expense for the years ended December 31, 1995, 1994 and 1993 was $35,000, $10,000, and
    $10,000, respectively.


H.  CONTINGENCIES:

    All of the Company's operations are generally subject to federal, state or local environmental regulations. The Company's oil and gas business segment is affected particularly by those environmental regulations concerned with the disposal of produced oilfield brines and other wastes. The Company's leonardite mining and processing segment is subject to numerous state and federal environmental regulations, particularly those concerned with air quality at the Company's processing plant, and surface mining permit and reclamation regulations. The amount of future environmental compliance costs cannot be determined at this time.

I.  OFFICE FACILITIES:

    In 1991, the Company purchased the office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 1995 and 1994:

					    1995         1994

	Building and improvements       $  163,834   $  163,834
	Accumulated depreciation           (39,180)     (30,989)

					$  124,654   $  132,845

    The Company leases the remainder of the building to other businesses under cancelable lease agreements. During 1995, 1994 and 1993, the Company received $19,500, $18,300, and $17,700, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


J.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying value of cash, trade receivables, mortgage loans receivable, accounts payable, and long-term debt approximate their fair value at December 31, 1995 and 1994.


K.  FOURTH QUARTER ADJUSTMENT:

    During the fourth quarter of 1995, the Company recognized
    $205,207 of depreciation, depletion and amortization expense.
    This was an increase of approximately $75,000 over the estimated amounts recorded in each of the first three quarters.

			GEORESOURCES, INC., AND SUBSIDIARY
			UNAUDITED SUPPLEMENTARY INFORMATION
		 DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 1995, 1994 and 1993:

					1995           1994           1993
 Properties being depleted          $15,272,170    $14,105,349    $13,523,330
 Unproved properties
  not being depleted                     88,759        134,330        246,358

	Total                        15,360,929     14,239,679     13,769,688

 Less accumulated depreciation,
  depletion and valuation allowance (11,793,289)   (11,317,813)   (10,965,900)

	Net capitalized costs       $ 3,567,640    $ 2,921,866    $ 2,803,788

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 1995, 1994 and 1993:

					1995           1994           1993
 Property acquisition costs:
  Proved                            $   189,036    $   115,193    $   169,097
  Unproved                               15,479         40,786         35,710
 Exploration costs                      115,957         55,635         94,987
 Development costs                      841,921        423,300        177,133

				    $ 1,162,393    $   634,914    $   476,927

The Company's results of operations from oil and gas producing activities are presented below for the years ended December 31, 1995, 1994 and 1993.

					1995           1994           1993

 Oil and gas sales                  $ 2,184,458    $ 1,688,559    $ 1,693,147
 Production costs                      (950,116)      (968,977)      (875,367)
 Depletion and depreciation            (475,476)      (351,913)      (506,785)

					758,866        367,669        310,995

 Imputed income tax provision            26,000             --             --

				    $   732,866    $   367,669    $   310,995

The above imputed income tax provision and results of operations are determined without regard to the Company's deduction for general and administrative expenses, interest costs and other items.

			GEORESOURCES, INC., AND SUBSIDIARY
			UNAUDITED SUPPLEMENTARY INFORMATION
		DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

The reserve information presented below is based upon reports prepared by the independent petroleum engineering firm of Broschat Engineering and Management Services. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 1993, than at December 31, 1995 or 1994.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1995, 1994 and 1993:

		       1995                 1994                   1993
		  Oil        Gas        Oil        Gas        Oil        Gas
		 (bbl)      (mcf)      (bbl)      (mcf)      (bbl)      (mcf)
Proved reserves,
 beginning of
 year          1,642,000   244,000   1,075,000   254,000   1,307,000   244,000
Purchases of
 reserves-in-
 place            67,000        --      69,000        --      31,000        --
Sales of reserves
 -in-place            --        --     (21,000)       --          --        --
Extensions,
 discoveries
 and other
 additions       448,000     1,000     454,000     2,000          --        --
Revisions of
 previous
 estimates        42,000    34,000     204,000    (3,000)   (137,000)   27,000
Production      (152,000)  (13,000)   (139,000)   (9,000)   (126,000)  (17,000)

Proved reserves,
 end of year   2,047,000   266,000   1,642,000   244,000   1,075,000   254,000

			GEORESOURCES, INC., AND SUBSIDIARY
			UNAUDITED SUPPLEMENTARY INFORMATION
		DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES


Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

			   Oil                    Gas
			  (bbl)                  (mcf)

	1995            1,292,000               266,000

	1994            1,192,000               244,000

	1993            926,000                 254,000


Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end selling prices and year-end production and development costs to the estimated quantities of oil and gas to be produced. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion, depletion carryforwards, net operating loss carryforwards, and investment tax credit carryforwards. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

As shown on the next page, the future cash inflows as of December 31, 1993, are significantly lower than at December 31, 1995 or 1994. This is primarily due to the low oil price in effect on December 31, 1993. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues or future net cash flows to be derived from those reserves nor their present worth.

			GEORESOURCES, INC., AND SUBSIDIARY
			UNAUDITED SUPPLEMENTARY INFORMATION
		DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 1995, 1994 and 1993:

					 1995         1994             1993
Future cash inflows                 $ 30,628,000  $ 19,815,000    $  9,951,000
Future production costs              (13,369,000)   (9,732,000)     (5,562,000)
Future development costs              (2,993,000)   (1,439,000)       (479,000)
Future income tax expense             (3,423,000)   (1,450,000)       (145,000)

   Future net cash flows              10,843,000     7,194,000       3,765,000

Less effect of a 10%
 discount factor                      (4,381,000)   (2,914,000)     (1,397,000)

   Standardized measure of
    discounted future net
    cash flows, end of year         $  6,462,000  $  4,280,000    $  2,368,000


The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1995, 1994 and 1993:

					 1995          1994            1993
Standardized measure, beginning
 of year                            $  4,280,000  $  2,368,000    $  4,464,000

  Sales of oil and gas produced, net
   of production costs                (1,234,000)     (720,000)       (818,000)
  Net changes in prices and
   production costs                    2,256,000     1,384,000      (2,739,000)
  Purchases of reserves-in-place         436,000       215,000          63,000
  Sales of reserves-in-place                  --       (75,000)             --
  Extensions, discoveries and other
   additions, less related costs       2,203,000     1,624,000              --
  Revisions of previous quantity
   estimates and other                   599,000       946,000        (662,000)
  Development costs incurred during
   the year and changes in
   estimated future development
   costs                              (1,415,000)     (936,000)        782,000
  Accretion of discount                  514,000       246,000         531,000
  Net change in income taxes          (1,177,000)     (772,000)        747,000

  Standardized measure, end of year $  6,462,000  $  4,280,000    $  2,368,000


				SIGNATURES
	Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					GEORESOURCES, INC. (the "Registrant")
Dated:  March 29, 1996                  /s/ J. P. Vickers
					J. P. Vickers, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

				(Power of Attorney)

	Each person whose signature appears below constitutes and appoints
J. P. VICKERS and DENNIS HOFFELT his true and lawful attorneys-in-fact and agents, each acting alone, with full power of stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signatures                  Title                           Date

/s/ J. P. Vickers           President (principal execu-     3/29/96
J. P. Vickers               tive officer) and Director

/s/ R. C. Vickers           Chairman of the Board           3/29/96
R. C. Vickers

/s/ Dennis Hoffelt          Director                        3/29/96
Dennis Hoffelt

/s/ Jeff Greek              Director                        3/29/96
Jeff Greek

/s/ Patrick M. Montalban    Director                        3/29/96
Patrick M. Montalban

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D. C.  20549

				GEORESOURCES, INC.
			(Commission File Number: 0-8041)

			    E X H I B I T   I N D E X
					FOR
			  Form 10-K for 1995 fiscal year.

							     Page Number
							     in Sequential
							     Numbering of all
							     Form 10-K and
Exhibit                                                      Exhibit Pages

  3.1   Registrant's Bylaws, as amended, November 30, 1994            *

  3.2   Registrant's Articles of Incorporation, as amended to
	date, incorporated by reference to Exhibit 3.1 of the
	Registrant's Form 10-K for fiscal year, 1983                  *

 10.1   Mining Lease and Agreement dated April 6, 1988, by and
	between Roger C. Ryan, Susan Ryan, Constance Ryan,
	Charlotte McConnell and Joseph W. Ryan as Lessors, and
	GeoResources, Inc. as Lessee incorporated by reference
	to Exhibit 10.4 of Registrant's Form 10-Q for fiscal
	quarter ended March 31, 1988                                  *

 10.2   Credit Agreement dated January 24, 1989, by and between
	GeoResources, Inc. and Norwest Bank Billings, incorporated
	by reference to Exhibit 10.25 of the Registrant's Form
	10-K for fiscal year, 1988                                    *

 10.3   Promissory Note dated January 24, 1989, by and between
	GeoResources, Inc., as Borrower and Norwest Bank
	Billings, incorporated by reference to Exhibit 10.26
	of the Registrant's Form 10-K for fiscal year, 1988           *



							     Page Number
							     in Sequential
							     Numbering of all
							     Form 10-K and
Exhibit                                                      Exhibit Pages

 10.4   Combination Mortgage, Security Agreement and Fixture
	Financing Statement dated January 24, 1989, by and
	between GeoResources, Inc., as Mortgagor/Debtor and
	Norwest Bank Billings, as Mortgagee/Secured party,
	incorporated by reference to Exhibit 10.27 of the
	Registrant's Form 10-K for fiscal year, 1988                  *

 10.5   Mortgage, Security Agreement, Assignment of Production
	and Financing Statement dated January 24, 1989, by and
	between GeoResources, Inc., as Mortgagor/Debtor and
	Norwest Bank Billings, as Mortgagee/Secured party,
	incorporated by reference to Exhibit 10.28 of the
	Registrant's Form 10-K for fiscal year, 1988                  *

 10.6   Modification of Note of January 24, 1989, by and between
	Norwest Bank Billings and GeoResources, Inc., effective
	January 2, 1992, incorporated by reference to Exhibit 10.1
	of the Registrant's Form 10-Q for fiscal quarter ended
	March 31, 1992                                                *

 10.7   License Agreement dated March 22, 1993, by and between
	GeoResources, Inc. and Central Arizona Material Co.,
	incorporated by reference to Exhibit 10.1 of the
	Registrant's Form 10-Q for fiscal quarter ended
	March 31, 1993                                                *

 10.8   Secured Form Loan and Revolving Credit Agreement dated
	April 29, 1993, by and between GeoResources, Inc. and
	Norwest Bank Billings, incorporated by reference to
	Exhibit 10.1 of the Registrant's Form 10-Q for fiscal
	quarter ended June 30, 1993                                   *

 10.9   Mortgage, Security Agreement, Assignment of Production
	and Financing Statement dated April 29, 1993, by and
	between GeoResources, Inc., as Mortgagor and Norwest
	Bank Billings, as Mortgagee, incorporated by reference
	to Exhibit 10.2 of the Registrant's Form 10-Q for fiscal
	quarter ended June 30, 1993                                   *

 10.10  The Registrant's 1993 Employees' Incentive Stock Option
	Plan, incorporated by reference as Exhibit A to the
	Registrant's definitive Proxy Statement dated May 5, 1993     *



							     Page Number
							     in Sequential
							     Numbering of all
							     Form 10-K and
Exhibit                                                      Exhibit Pages

 10.11  Amended and Restated Secured Term Loan and Resolving
	Credit Agreement made as of September 1, 1995, by and
	between GeoResources, Inc. and Norwest Bank Montana           *

 10.12  First Amendment of Mortgage, Security Agreement,
	Assignment of Production and Financing Statement and
	Mortgage - Collateral Real Estate Mortgage dated
	September 1, 1995, by and between GeoResources, Inc.
	and Norwest Bank Montana                                      *