Form 10-Q
period 1996-03-31
GEORESOURCES INC
filed 1996-05-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the Quarter ended March 31, 1996.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ...............
     to ................

Commission File Number - 0-8041


                          GeoResources, Inc.
        (Exact name of Registrant as specified in its charter)


        Colorado                                        84-0505444
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1407 West Dakota Parkway, Suite 1-B, Williston, North Dakota          58801
(Address of Principal executive offices)                           (Zip Code)

(Registrant's telephone number including area code)            (701) 572-2020




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X         No         .


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at April 30, 1996
      Common Stock                             4,060,714 shares
(par value $.01 per share)


(11 pages total, with exhibit)


                          GEORESOURCES, INC.
                                 INDEX



                                                              PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets                                3
       (March 31, 1996 and December 31, 1995)

     Consolidated Statements of Operations                      4
       (Three months ended March 31, 1996 and 1995)

     Consolidated Statements of Cash Flows                      5
       (Three months ended March 31, 1996 and 1995)

     Notes to Consolidated Financial Statements                 6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7


PART II.  OTHER INFORMATION                                    10


                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31,   December 31,
                                               1996          1995
ASSETS
CURRENT ASSETS:
  Cash and equivalents                      $  182,742    $  392,078
  Trade receivables, net                       525,465       590,330
  Inventories                                  286,478       285,018
  Prepaid expenses                              20,095        17,460
  Investments                                   36,640        10,119

          Total current assets               1,051,420     1,295,005

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being depleted              15,325,559    15,272,170
     Properties not being depleted              62,273        88,759
  Leonardite plant and equipment             3,199,797     3,199,797
  Other                                        673,091       672,546

                                            19,260,720    19,233,272
  Less accumulated depreciation,
   depletion and valuation allowance       (14,214,594)  (14,045,602)

          Net property, plant and
           equipment                         5,046,126     5,187,670

OTHER ASSETS:
Mortgage loans receivable, related party       103,321       103,321
  Other                                        109,328       104,289
                                               212,649       207,610

                                            $6,310,195    $6,690,285

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $  461,914    $  856,823
  Current maturities of long-term debt         455,344       511,594
  Accrued expenses                              90,027        98,537

          Total current liabilities          1,007,285     1,466,954

LONG-TERM DEBT, less current maturities        886,693       958,330

DEFERRED INCOME TAXES                          162,000       151,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,060,714 and
   4,035,714 shares, respectively               40,607        40,357
  Additional paid-in capital                   829,757       803,807
  Retained earnings                          3,383,853     3,269,837

          Total stockholders' equity         4,254,217     4,114,001

                                            $6,310,195    $6,690,285

See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                               Three Months Ended
                                                   March 31,
                                               1996          1995

OPERATING REVENUES:
  Oil and gas sales                         $  708,975    $  458,640
  Leonardite sales                             184,177       153,612

                                               893,152       612,252


OPERATING COSTS AND EXPENSES:
  Oil and gas production                       256,645       217,747
  Cost of leonardite sold                      167,079       138,728
  Depreciation and depletion                   168,992       116,012
  Selling, general and administrative          124,083        85,555

                                               716,799       558,042

          Operating income (loss)              176,353        54,210


OTHER INCOME (EXPENSE):
  Interest expense                             (33,008)      (32,210)
  Interest income                                3,858         2,794
  Other income and losses, net                 (22,187)      (15,473)

                                               (51,337)      (44,889)

          Income (loss) before income taxes    125,016         9,321


  Income tax expense                            11,000            --

          Net income (loss)                 $  114,016    $    9,321

          Net income (loss) per common share$      .03    $       --

  Weighted average number of shares
   outstanding                               4,042,857     4,025,714



See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                               Three Months Ended
                                                   March 31,
                                               1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  114,016    $    9,321
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                168,992       116,012
     Deferred income taxes                      11,000            --
     Other                                      26,748        19,500
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                        64,865       (24,406)
       Inventories                              (1,460)      (20,251)
       Prepaid expenses and other              (29,156)       16,511
      Increase (decrease) in:
       Accounts payable                        (30,767)      (76,054)
       Accrued expenses                         (8,510)        4,828

          Net cash provided by (used in)
           operating activities                315,728        45,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment  (391,590)     (245,406)
  Other                                         (2,651)      (18,623)

          Net cash used in
           investing activities               (394,241)     (264,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                --       200,000
  Principal payments on long-term debt        (127,887)      (79,809)
  Debt issue costs                              (2,936)           --

          Net cash used in
           financing activities               (130,823)      120,191

NET INCREASE (DECREASE) IN
 CASH AND EQUIVALENTS                         (209,336)      (98,377)

CASH AND EQUIVALENTS, beginning of period      392,078       222,677

CASH AND EQUIVALENTS, end of period         $  182,742    $  124,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) for:
     Interest                               $   33,008    $   32,210
     Income taxes                                1,946            --

See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

     The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1995.


             ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1995.


Results of Operations

       Information concerning the Company's oil and gas operations for the three months ended March 31, 1996, is set forth in the table below:

                          Oil and Gas Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 1996        1995 Period

Oil and gas production
 sold (BOE)                               44,266             37%

Average price per BOE                 $    16.02             13%

Oil and gas revenue                   $  708,975             55%

Production costs                      $  256,645             18%

Average production cost               $     5.80           (14%)
 per BOE


        Oil and gas production sold increased by 11,854 BOE or 37% in the first quarter of 1996 compared to the same period in 1995. This increase was due to new "flush" production from the Company's Oscar Fossum H2 horizontal well
(.67 net) that was drilled and completed late in the fourth quarter 1995. Oil and gas revenue increased $250,000 or 55% in the first quarter 1996 compared to the first quarter 1995. The revenue increase was due to the substantially higher volume of oil sold, discussed above, combined with a higher average oil price of $16.02 in the first quarter 1996 compared to $14.15 in the first quarter 1995. First quarter 1996 oil and gas production costs increased $39,000 or 18% compared to the same period in 1995 due in part to the higher volume of oil sold, which increased production taxes, but also due to higher winter-related production costs. The `95-96 winter was harsh in North Dakota, and first quarter 1996 production costs were impacted by higher costs for snow removal and higher propane usage for oil treating facilities. Even with the harsh winter, however, production costs on a per equivalent barrel basis declined to $5.80 for the first quarter 1996 compared to $6.72 for the first quarter 1995, a decrease of 14%. This decline is due to the contribution of much lower per barrel cost horizontal well "flush" production provided by the Oscar Fossum H2. During the first quarter 1996, production costs for the Fossum H2 were $1.31 per barrel, $.76 of which was expense for production taxes.

        Information concerning the Company's leonardite operations for the three months ended March 31, 1996, is set forth in the table below:

                             Leonardite Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 1996        1995 Period

Leonardite production
 sold (tons)                               1,790              9%

Average revenue per ton               $   102.89             10%

Leonardite revenue                    $  184,177             20%

Cost of leonardite sold               $  167,079             20%

Average production cost               $    93.34             10%
 per ton

        Leonardite revenues for the first quarter 1996 increased 20% from the first quarter 1995 due to a 9% increase in the number of tons sold and a 10% increase in average revenue per ton. First quarter 1995 tonnage sold was atypically low, thus the 1996 first quarter tonnage sold represents a return to a more average first quarter. The 10% increase in average revenue per ton was due to a larger percentage of specialty product sales which have higher selling prices. The 20% increase in cost of leonardite sold resulted from the 9% increase in production coupled with the 10% higher per ton average production costs. Average production costs increased, again due to the larger percentage of specialty products which also have higher processing costs.


                             Consolidated Analysis

        Total operating revenue increased $281,000 or 46% for the first quarter ended March 31, 1996, compared to the same period in 1995. This increase was due mainly to increased oil production and higher oil prices. Total operating expenses increased $159,000 or 28% for the first quarter 1996 when compared to the same period in 1995. This increase was due to the higher oil and gas and leonardite costs previously discussed; higher depreciation and depletion due to increased oil production; and an increase in selling, general and administrative (SG&A) expenses. The SG&A increase was due, in large part, to expense the Company incurred in the first quarter 1996 to advertise its horizontal drilling success in publications targeted toward the investment community. As a result of higher revenues, and to a lesser extent higher expenses, operating income increased to $176,000 from $54,000 for the three months ended March 31, 1996 and 1995, respectively. Total non-operating expense increased to $51,000 for the first quarter 1996 from $45,000 for the first quarter 1995 due to increased expenses related to oil price hedging activities. Rising oil prices on the NYMEX at March 31, 1996, caused moderate losses in the Company's hedge position designed to protect the Company in times of falling prices.

        As a result of consolidated operations, the Company achieved net income for the first quarter 1996 of $114,000 or $.03 per share compared to the first quarter 1995 net income of $9,300 or $.002 per share.


                        Liquidity and Capital Resources

        At March 31, 1996, the Company achieved a positive working capital of $44,000 compared to a negative working capital of ($172,000) at December 31, 1995. The Company's current ratio was 1.04 to 1 at March 31, 1996, compared to .88 to 1 at year end 1995. The $216,000 change in working capital in one quarter was primarily due to the Company paying off all remaining payables related to the H2 horizontal drilling with cash flow provided by the H2 "flush" production.

        Net cash provided by operating activities was $316,000 for the first quarter ended March 31, 1996, compared to $45,000 for the same period in 1995. The substantial increase in 1996 operating cash flows was primarily due to higher oil prices and the 37% increase in production provided by the Fossum H2 horizontal well. Cash was also utilized to make payments of $392,000 for additions to property, plant and equipment and $128,000 for payments on long-term debt.

         The Company did not make any significant proved property acquisitions in the first quarter 1996. Management believes its future cash requirements can be met by cash flows from operations and its ability, if necessary, to borrow on its existing line-of-credit.


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

        None.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


May 13, 1996


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer