Form 10-Q
period 1996-06-30
GEORESOURCES INC
filed 1996-08-12
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for the Quarter ended June  30, 1996.

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


         Class                            Outstanding at July 31, 1996
      Common Stock                             4,060,714 shares
(par value $.01 per share)


(12 pages total, with exhibit)


                          GEORESOURCES, INC.
                                 INDEX



                                                              PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets                                3
       (June 30, 1996 and December 31, 1995)

     Consolidated Statements of Operations                      4
       (Three months ended June 30, 1996 and 1995
        and six months ended June 30, 1996 and 1995)

     Consolidated Statements of Cash Flows                      5
       (Six months ended June 30, 1996 and 1995)

     Notes to Consolidated Financial Statements                 6

  Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations           7


PART II.  OTHER INFORMATION                                    11


                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                               June 30,   December 31,
                                                1996          1995
ASSETS
CURRENT ASSETS:
  Cash and equivalents                      $  285,975    $  392,078
  Trade receivables, net                       454,786       590,330
  Inventories                                  268,774       285,018
  Prepaid expenses                              13,531        17,460
  Investments                                   31,165        10,119

          Total current assets               1,054,231     1,295,005

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being depleted              15,441,246    15,272,170
     Properties not being depleted              59,447        88,759
  Leonardite plant and equipment             3,214,762     3,199,797
  Other                                        674,989       672,546

                                            19,390,444    19,233,272
  Less accumulated depreciation,
   depletion and valuation allowance       (14,368,510)  (14,045,602)
          Net property, plant and
           equipment                         5,021,934     5,187,670
OTHER ASSETS:
  Mortgage loans receivable, related party     103,321       103,321
  Other                                        112,952       104,289

                                               216,273       207,610

                                            $6,292,438    $6,690,285

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $  347,671    $  856,823
  Current maturities of long-term debt         399,094       511,594
  Accrued expenses                              53,855        98,537

          Total current liabilities            800,620     1,466,954

LONG-TERM DEBT, less current maturities        815,036       958,330

DEFERRED INCOME TAXES                          169,000       151,000
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,060,714 and
   4,035,714 shares, respectively               40,607        40,357
  Additional paid-in capital                   829,757       803,807
  Retained earnings                          3,637,418     3,269,837

          Total stockholders' equity         4,507,782     4,114,001

                                            $6,292,438    $6,690,285

See Notes to Consolidated Financial Statements.


                    GEORESOURCES, INC., AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                    1996      1995         1996      1995

OPERATING REVENUES:
  Oil and gas sales            $  758,346  $  617,973  $1,467,321  $1,076,613
  Leonardite sales                210,096     191,876     394,273     345,488

                                  968,442     809,849   1,861,594   1,422,101


OPERATING COSTS AND EXPENSES:
  Oil and gas production          235,471     216,216     492,116     433,963
  Cost of leonardite sold         154,170     158,025     321,249     296,753
  Depreciation and depletion      116,277     146,364     335,269     262,376
  Selling, general and
   administrative                 116,559      81,846     240,642     167,401

                                  672,477     602,451   1,389,276   1,160,493

          Operating income        295,965     207,398     472,318     261,608


OTHER INCOME (EXPENSE):
  Interest expense                (30,423)    (29,199)    (63,431)    (61,409)
  Interest income                   3,888       2,919       7,746       5,713
  Other income and losses, net     (8,865)     19,020     (31,052)      3,547

                                  (35,400)     (7,260)    (86,737)    (52,149)

          Income before income
           taxes                  260,565     200,138     385,581     209,459


  Income tax expense                7,000          --      18,000          --

          Net income           $  253,565  $  200,138  $  367,581  $  209,459


EARNINGS PER SHARE:

          Net income per
           common share        $      .06  $      .05  $      .09  $      .05

  Weighted average number of
   shares outstanding           4,060,714   4,035,714   4,051,785   4,030,742



See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  367,581    $  209,459
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    335,269       262,376
     Deferred income taxes                          18,000            --
     Other                                          27,296        19,500
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           135,544       (37,119)
       Inventories                                  16,244       (21,717)
       Prepaid expenses and other                  (17,117)        9,783
      Increase (decrease) in:
       Accounts payable                           (482,120)      152,902
       Accrued expenses                            (44,682)      (18,361)

           Net cash provided by
            operating activities                   356,015       576,823

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (196,565)     (916,283)
  Other                                             (6,823)      (26,649)

           Net cash used in
            investing activities                  (203,388)     (942,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --       415,000
  Principal payments on long-term debt            (255,794)     (159,628)
  Debt issue costs                                  (2,936)           --

           Net cash provided by (used in)
            financing activities                  (258,730)      255,372

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (106,103)     (110,737)

CASH AND EQUIVALENTS, beginning of period          392,078       222,677

CASH AND EQUIVALENTS, end of period             $  285,975    $  111,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                   $   63,431    $   61,409
     Income taxes                                    1,946            --

See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995.

     The results of operations for the periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

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


Results of Operations

       Information concerning the Company's oil and gas operations for the three months and six months ended June 30, 1996, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                          Oil and Gas Operations

                       Three Months    % Change     Six Months    % Change
                          Ended        From 1995       Ended      From 1995
                        June 30, 1996   Period     June 30, 1996   Period

Oil and gas production
 sold (BOE)                 42,251        2%          86,517        17%

Average price per BOE  $     17.95       20%      $    16.96        16%

Oil and gas revenue    $   758,346       23%      $1,467,321        36%

Production costs       $   235,471        9%      $  492,116        13%

Average production cost
 per BOE               $      5.57        7%      $     5.69        (3%)


        Oil and gas production sold for the three months ended June 30, 1996, increased 800 barrels or 2% compared to the same period in 1995. Production sold for the six months ended June 30, 1996, increased 12,700 barrels or 17% compared to the same period in 1995. Both of these increases were primarily due to new production from the Company's Oscar Fossum H2 horizontal well
(.67 net) that was completed and put on production in December 1995.

        Oil and gas revenue increased $140,000 or 23% for the three months ended June 30, 1996, compared to the same period in 1995. This increase was due to the 2% higher sales volume and 20% higher average price per BOE in the second quarter of 1996 compared to second quarter 1995. Oil and gas revenue for the six months ended June 30, 1996, increased $391,000 or 36% compared to the same period in 1995. This increase was due to the 17% higher sales volume and 16% higher average price per BOE that existed in the first half of 1996 compared to 1995. The higher average oil prices for the three- and six-month periods ended June 30, 1996, resulted from relative strength in world oil markets during the first half of 1996.

        Production costs for the three months ended June 30, 1996, increased $19,000 or 9% compared to the same period in 1995 due primarily to increased production taxes from higher oil prices. Production costs for the 1996 six-month period increased $58,000 or 13% over the same period in 1995 due to higher production taxes in each of the first two quarters of 1996 and to higher winter-related production costs in the first quarter. Production costs expressed on a per equivalent barrel basis were essentially stable in both the three- and six-month periods ended June 30, 1996. The 7% higher average production cost per BOE for the second quarter of 1996 compared to the same period in 1995 resulted from unusually low workover costs in the 1995 period.

        Information concerning the Company's leonardite operations for the three months and six months ended June 30, 1996, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                           Leonardite Operations

                        Three Months    % Change     Six Months    % Change
                           Ended        From 1995       Ended      From 1995
                        June 30, 1996    Period    June 30, 1996    Period

Leonardite production
 sold (tons)                    2,261     14%              4,051     12%

Average  revenue per ton  $     92.92     (4%)       $     97.33      2%

Leonardite revenue        $   210,096      9%        $   394,273     14%

Cost of leonardite sold   $   154,170     (2%)       $   321,249      8%

Average production cost
 per ton                  $     68.19    (14%)       $     79.30     (3%)


        Leonardite production increased 14% and 12%, respectively, for the three- and six-month periods ended June 30, 1996, compared to the equivalent periods in 1995. Management believes these higher production levels are the result of moderate increases in domestic oil and gas drilling activity in the first half of 1996 which in turn increased demand for the Company's leonardite products.

        Leonardite revenue for the three months ended June 30, 1996, increased $18,000 or 9% compared to the same period in 1995 and increased $49,000 or 14% for the six months ended June 30, 1996, compared to the same period in 1995 due to the higher production discussed above. Fluctuations in average revenue per ton for the three- and six-month periods are due to normal variations in the ratio of basic products to specialty products, the latter having higher processing costs and selling prices.

        Although leonardite production was higher, the cost of leonardite sold was 2% lower for the 1996 three-month period compared to the same period in 1995 due to equipment repair costs that made costs in the 1995 three-month period unusually high.

        Cost of leonardite sold increased 8% for the 1996 six-month period compared to the same period in 1995 primarily as a result of the increased production discussed above. Average production cost per ton declined 14% for the 1996 three-month period compared to the same period in 1995, again, primarily due to the unusually high equipment repair costs in the 1995 period.


                           Consolidated Analysis

        Total operating revenues increased $159,000 or 20% and $439,000 or 31%, respectively, for the three- and six-month periods ended June 30, 1996, compared to the same periods in 1995. These increases were due to the increased oil production, higher oil prices and increased leonardite production previously discussed. Total operating expenses increased $70,000 or 12% and $229,000 or 20% for the three- and six-month periods of 1996, respectively, compared to the same periods in 1995. These increases were primarily due to significant increases in selling, general and administrative (SG&A), depreciation and depletion and, to a lessor extent, the increases in production costs discussed earlier. The higher SG&A expenses resulted from a combination of increases including costs for 1996 corporate publicity, increased shareholder communication expenses and a general increase in selling and administrative costs related to increased product sales and office activities. The higher depreciation and depletion expense was due to increased depletion resulting from increased oil production. Although total operating expenses increased materially, they were significantly less than revenue increases, resulting in operating income increases of $89,000 or 43% and $211,000 or 81%, respectively, for the three- and six-month periods ended June 30, 1996, compared to the same periods in 1995.

         Nonoperating expenses for both the three- and six-month periods ended June 30, 1996, were higher primarily due to increased expenses related to oil price hedging activities. At June 30, 1996, the Company had a 34,000 barrel hedge position against future oil production with the last position expiring in the first quarter 1997.

         After a provision for income taxes, the result of consolidated operations yielded net income of $253,565 or $.06 per share for the second quarter of 1996 compared to $200,138 or $.05 per share for second quarter 1995. Net income for the first half of 1996 was $367,581 or $.09 per share compared to $209,459 or $.05 per share for the first half of 1995.


                      Liquidity and Capital Resources

        At June 30, 1996, the Company had working capital of $254,000 compared to negative working capital of ($172,000), at December 31, 1995. The Company's current ratio was 1.32 to 1 at June 30, 1996, compared to .88 to 1 at year end 1995. The $426,000 change in working capital in the first half of 1996 was primarily because of the Company reducing payables with cash flow provided by the Oscar Fossum H2 "flush" production.

        Net cash provided by operating activities was $356,000 for the six months ended June 30, 1996, compared to $577,000 for the same period in 1995. The decrease in 1996 operating cash flows was primarily because of the paying down of accounts payable. Cash was also utilized to make payments of $197,000 for additions to property, plant and equipment and $256,000 for payments on long-term debt. The payments made on long-term debt in the first six months of 1996 were as much as the Company borrowed in December 1995 to drill the Oscar Fossum H2 well.

        The Company made minor proved property acquisitions in the first half of 1996 using approximately $10,000 of cash. Management believes acquisitions of proved property will continue to be a relatively small portion of the Company's capital requirements as it continues to pursue horizontal development drilling.

        Management also believes the Company's future cash needs, be they drilling or acquisitions, can be met by cash flows from operations, its ability, if necessary, to borrow on its existing line-of-credit or other means of capital funding.


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

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

        The Annual Meeting of the Registrant was held on June 27, 1996. Directors elected were R. C. Vickers, Dennis Hoffelt, J. P. Vickers, Cathy Kruse, and Joseph Montalban.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


August 9, 1996


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer