Form 10-Q/A
period 1996-06-30
GEORESOURCES INC
filed 1996-08-15
CIK 41023

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
                                (Unaudited)



                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                    1996      1995         1996      1995

OPERATING REVENUES:
  Oil and gas sales            $  758,346  $  617,973  $1,467,321  $1,076,613
  Leonardite sales                210,096     191,876     394,273     345,488

                                  968,442     809,849   1,861,594   1,422,101


OPERATING COSTS AND EXPENSES:
  Oil and gas production          235,471     216,216     492,116     433,963
  Cost of leonardite sold         154,170     158,025     321,249     296,753
  Depreciation and depletion      166,277     146,364     335,269     262,376
  Selling, general and
   administrative                 116,559      81,846     240,642     167,401

                                  672,477     602,451   1,389,276   1,160,493

          Operating income        295,965     207,398     472,318     261,608


OTHER INCOME (EXPENSE):
  Interest expense                (30,423)    (29,199)    (63,431)    (61,409)
  Interest income                   3,888       2,919       7,746       5,713
  Other income and losses, net     (8,865)     19,020     (31,052)      3,547

                                  (35,400)     (7,260)    (86,737)    (52,149)

          Income before income
           taxes                  260,565     200,138     385,581     209,459


  Income tax expense                7,000          --      18,000          --

          Net income           $  253,565  $  200,138  $  367,581  $  209,459


EARNINGS PER SHARE:

          Net income per
           common share        $      .06  $      .05  $      .09  $      .05

  Weighted average number of
   shares outstanding           4,060,714   4,035,714   4,051,785   4,030,742



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