Form 10-Q
period 1996-09-30
GEORESOURCES INC
filed 1996-11-12
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended September 30, 1996.

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


          Class                            Outstanding at October 31, 1996
      Common Stock                                 4,060,714 shares
(par value $.01 per share)


(12 pages total, with exhibits)


                          GEORESOURCES, INC.
                                 INDEX


                                                              PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets                                3
       (September 30, 1996 and December 31, 1995)

     Consolidated Statements of Operations                      4
       (Three months ended September 30, 1996 and 1995
        and nine months ended September 30, 1996 and 1995)

     Consolidated Statements of Cash Flows                      5
       (Nine months ended September 30, 1996 and 1995)

     Notes to Consolidated Financial Statements                 6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7


PART II.  OTHER INFORMATION                                    11


                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  Financial Statements
                  GEORESOURCES, INC., AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           September 30, December 31,
                                               1996          1995
ASSETS
CURRENT ASSETS:
  Cash and equivalents                      $  391,357    $  392,078
  Trade receivables, net                       528,732       590,330
  Inventories                                  297,436       285,018
  Prepaid expenses                              29,952        17,460
  Investments                                   60,872        10,119

          Total current assets               1,308,349     1,295,005

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being depleted              15,538,536    15,272,170
     Properties not being depleted              57,433        88,759
  Leonardite plant and equipment             3,216,597     3,199,797
  Other                                        688,517       672,546

                                            19,501,083    19,233,272
  Less accumulated depreciation,
   depletion and valuation allowance       (14,536,535)  (14,045,602)
          Net property, plant and
           equipment                         4,964,548     5,187,670

OTHER ASSETS:
  Mortgage loans receivable, related party     103,321       103,321
  Other                                        116,850       104,289
                                               220,171       207,610

                                            $6,493,068    $6,690,285
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $  451,736    $  856,823
  Current maturities of long-term debt         342,304       511,594
  Accrued expenses                              11,841        98,537
  Income taxes payable                          80,000            --

          Total current liabilities            885,881     1,466,954

LONG-TERM DEBT, less current maturities        743,897       958,330

DEFERRED INCOME TAXES                           65,000       151,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,060,714 and
   4,035,714 shares, respectively               40,607        40,357
  Additional paid-in capital                   829,757       803,807
  Retained earnings                          3,927,926     3,269,837

          Total stockholders' equity         4,798,290     4,114,001

                                            $6,493,068    $6,690,285

See Notes to Consolidated Financial Statements.


                    GEORESOURCES, INC., AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                    1996      1995        1996      1995

OPERATING REVENUES:
  Oil and gas sales          $  761,548   $  508,352  $2,228,869  $1,584,965
  Leonardite sales              207,451      171,898     601,724     517,386

                                968,999      680,250   2,830,593   2,102,351


OPERATING COSTS AND EXPENSES:
  Oil and gas production        274,657      234,927     766,773     668,890
  Cost of leonardite sold       134,971      101,147     456,220     397,900
  Depreciation and depletion    168,024      134,231     503,293     396,607
  Selling, general
   and administrative            74,519       68,063     315,161     235,464

                                652,171      538,368   2,041,447   1,698,861

          Operating income      316,828      141,882     789,146     403,490


OTHER INCOME (EXPENSE):
  Interest expense              (27,356)     (34,645)    (90,787)    (96,054)
  Interest income                 4,359        2,414      12,105       8,127
  Other income and losses, net  (27,323)      (1,167)    (58,375)      2,380

                                (50,320)     (33,398)   (137,057)    (85,547)

          Income before income
           taxes                266,508      108,484     652,089     317,943


  Income tax (expense) benefit   24,000      (16,000)      6,000     (16,000)

          Net income         $  290,508   $   92,484  $  658,089  $  301,943


EARNINGS PER SHARE:

          Net income per
           common share      $      .07   $      .02  $      .16  $      .07

  Weighted average number of shares
   outstanding                4,060,714    4,035,714   4,054,783   4,032,417


See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                                  1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  658,089    $  301,943
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                   503,293       396,607
     Deferred income taxes                        (86,000)       16,000
     Other                                         27,844        19,500
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           61,598        31,899
       Inventories                                (12,418)      (58,362)
       Prepaid expenses and other                 (63,245)       17,269
      Increase (decrease) in:
       Accounts payable                          (432,855)     (129,904)
       Accrued expenses                           (86,696)      (28,534)
       Income taxes payable                        80,000            --

           Net cash provided by
            operating activities                  649,610       566,418

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (252,403)     (724,090)
  Other                                           (11,269)      (27,371)

          Net cash used in investing activities  (263,672)     (751,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                   --       415,000
  Principal payments on long-term debt           (383,723)     (239,469)
  Debt issue costs                                 (2,936)           --

          Net cash provided by (used in)
           financing activities                  (386,659)      175,531

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (721)       (9,512)

CASH AND EQUIVALENTS, beginning of period         392,078       222,677

CASH AND EQUIVALENTS, end of period            $  391,357    $  213,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                  $   90,787    $   96,054
     Income taxes                                   2,151            --

See Notes to Consolidated Financial Statements.


                  GEORESOURCES, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995.

     The results of operations for the periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.


             ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.


Results of Operations

       Information concerning the Company's oil and gas operations for the three and nine months ended September 30, 1996, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                            Oil and Gas Operations

                       Three Months     % Change    Nine Months     % Change
                          Ended         From 1995      Ended        From 1995
                      Sept. 30, 1996      Period   Sept. 30, 1996     Period

Oil and gas production
 sold (BOE)                   41,321       14%            127,838      16%

Average price per BOE     $    18.43       31%         $    17.44      21%

Oil and gas revenue       $  761,548       50%         $2,228,869      41%

Production costs          $  274,657       17%         $  766,773      15%

Average production cost
 per BOE                  $     6.65        2%         $     6.00      (1%)


       Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), increased 14% and 16% for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. The increases in oil and gas production sold during both periods were due to production contributed from the Company's Oscar Fossum H2 horizontal well (.67 net) that was put on production in mid-December 1995.

        Oil and gas revenue increased 50% during the third quarter of 1996 compared to the same quarter in 1995. This increase resulted from the 14% production increase previously discussed and a 31% higher average oil price in third quarter 1996 compared to third quarter 1995. Oil and gas revenue for the nine months ended September 30, 1996, was 41% more than the same period in 1995. This increase resulted from the 16% production increase discussed above combined with a 21% higher average oil price for the nine months ended September 30, 1996, compared to the same period in 1995.

        Oil and gas production costs increased 17% and 15% for the three and nine month periods, respectively, when compared to the same periods in 1995. These increases in production costs were the result of higher production taxes from higher oil production levels in the first three quarters of 1996, higher winter-related production costs in the first quarter of 1996 and costs of a workover program completed in the third quarter 1996. Production costs expressed on a per barrel of oil equivalent basis, however, were essentially stable for both the three and nine month periods when compared to the same periods in 1995. Per barrel production costs were higher in both the 1995 and 1996 three month periods compared to other quarters due to workover costs which are typically incurred in the third quarter.

        On October 31, 1996, the Company spudded its Oscar Fossum H3 well in the Wayne Field of Bottineau County, North Dakota. The Company owns a 67% working interest in the Oscar Fossum lease and is the operator. The H3 well is planned for a horizontal lateral length of more than 5000 feet if it is successful.

        Information concerning the Company's leonardite operations for the three and nine months ended September 30, 1996, and the respective percent increase (decrease) from the same period in the prior year, is set forth in the table below:

                            Leonardite Operations

                       Three Months     % Change    Nine Months     % Change
                          Ended         From 1995      Ended        From 1995
                      Sept. 30, 1996      Period   Sept. 30, 1996     Period

Leonardite production
 sold (tons)                   2,194       15%              6,245      13%

Average  revenue per ton  $    94.55        5%         $    96.35       3%

Leonardite revenue        $  207,451       21%         $  601,724      16%

Cost of leonardite sold   $  134,971       33%         $  456,220      15%

Average production cost
 per ton                  $    61.52       16%         $    73.05       2%


        Leonardite production increased 15% and 13%, respectively, for the three and nine month periods ended September 30, 1996, compared to the equivalent periods in 1995. Management believes these higher production levels are the result of moderate increases in domestic oil and gas drilling activity which in turn increased demand for the Company's leonardite products.

        Leonardite revenue increased $36,000 or 21% and $84,000 or 16%, respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995 due to the higher production discussed above. Fluctuations in average revenue per ton for the three and nine month periods are due to normal variations in the ratio of basic products to specialty products, the latter having higher processing costs and selling prices.

        Cost of leonardite sold increased $34,000 or 33% and $58,000 or 15%, respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. These increases were due to increased processing costs resulting from increased production as discussed above.


                            Consolidated Analysis

        Total operating revenues increased $289,000 or 42% and $728,000 or 35%, respectively, for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. These increases were due to the increased oil production, higher oil prices and increased leonardite production previously discussed. Total operating expenses increased $114,000 or 21% and $343,000 or 20% for the three and nine month periods of 1996, respectively, compared to the same periods in 1995. These increases were due to the higher oil and gas and leonardite costs previously discussed; higher depreciation and depletion due to increased oil production; and an increase in selling, general and administrative (SG&A) expenses. The higher SG&A expenses resulted from a combination of increases including costs for corporate publicity, shareholder communications and a general increase in selling and administrative costs related to increased product sales and office activities. Although total operating expenses increased materially in the nine month period, they were significantly less than the revenues increase, resulting in an operating income increase of $386,000 or 96% for the nine month period ended September 30, 1996, compared to the same period in 1995.

         Nonoperating expenses for both the three and nine month periods ended September 30, 1996, were higher due to increased expenses related to oil price hedging activities. At September 30, 1996, the Company had a 45,000 barrel hedge position against future oil production with the last position expiring in the second quarter 1997.

         The income tax benefit, recognized for the three and nine month periods ended September 30, 1996, reflects the amount of income taxes estimated to be currently payable net of the decrease of the deferred tax liability.

         After income taxes, consolidated operations yielded a net income of $290,508 or $.07 per share for the third quarter of 1996 compared to $92,484 or $.02 per share for the third quarter of 1995. Net income for the nine months ended September 30, 1996, was $658,089 or $.16 per share compared to $301,943 or $.07 per share in the same period of 1995.


                       Liquidity and Capital Resources

        At September 30, 1996, the Company had working capital of $422,000 compared to negative working capital of $172,000 at December 31, 1995. The Company's current ratio was 1.48 to 1 at September 30, 1996, compared to .88 to 1 at year end 1995. The $594,000 change in working capital was primarily due to the Company reducing payables with cash flow provided by the Oscar Fossum H2 "flush" oil production accompanied by the 21% higher oil prices.

       Net cash provided by operating activities was $650,000 for the nine months ended September 30, 1996, compared to $566,000 for the same period in 1995. The increase in 1996 operating cash flows was primarily due to higher oil prices and the 16% increase in oil production. Cash was utilized to make payments of $252,000 for additions to property, plant and equipment, primarily for the drilling and completion of the Oscar Fossum H2 well, and $384,000 for payments on long-term debt.

       The Company made minor proved property acquisitions during the nine month period of 1996. Management believes that proved property acquisitions will not significantly affect the Company's capital requirements, as Management intends to continue to pursue horizontal development drilling.

       Management also believes the Company's future cash needs can be met by cash flows from operations, its ability, if necessary, to borrow on its existing line-of-credit or other means of capital funding.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On May 12, 1989, the Company filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce the Company into modifying the contract. However, the Company was not able to predict the amount of damages which might be awarded. The defendants answered the complaint on June 1, 1989. Afterwards, no further materials were filed with the court, but the Company believed that the case remained pending. Earlier this year, the Company contacted the attorney who filed the action to assess the status and request further prosecution of the case as might have been warranted. After several months of inaction regarding the case, the Company contacted the court in September 1996 and was informed by the clerk that the case had been dismissed in 1991. The Company is presently taking steps to review and assess any potential claims which it may be able to assert and what further action may be warranted with respect to this matter. However, the prospects are uncertain as to whether a suit against the foregoing defendants can be filed.

        Other than legal proceedings which could potentially arise in connection with the foregoing matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.

Item 2. Changes in Securities

       None.

Item 3. Defaults upon Senior Securities

       None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

       None.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


November 12, 1996


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer