Form 10-K405
period 1996-12-31
GEORESOURCES INC
filed 1997-03-28
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
   X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.
       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01
                        _____________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____
                        _____________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__
                        ____________________________

The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 24, 1997, was approximately $8,402,428 (based on the closing price of the Registrant's common stock on the NASDAQ system on such date.)

Shares of $0.01 par value Common Stock outstanding at March 18, 1997:  4,060,714
                   ______________________________________

                 Documents incorporated by reference - none
_______________________________________________________________________________


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

        Information contained in this Form 10-K contains forward-looking state-ments within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

	The future results of the Company may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond the control of the Company. These risks include the competitive environment in which the Company operates, changing oil and gas prices, the demand for oil, gas and leonardite, availability of drilling rigs, dependence upon key management personnel and other risks described herein.


	Oil and Gas Exploration, Development and Production

	The Registrant's oil and gas exploration and production efforts are concentrated on oil properties in the North Dakota and Montana portions of the Williston Basin. The Registrant typically generates prospects for its own exploitation, but when a prospect is deemed to have substantial risk or cost, the Registrant may attempt to raise all or a portion of the funds necessary for exploration or development through farmouts, joint ventures, or other similar types of cost-sharing arrangements. The amount of interest retained by the Registrant in a cost-sharing arrangement varies widely and depends upon many factors, including the exploratory costs and the risks involved.

	In addition to originating its own prospects, the Registrant occasionally participates in exploratory and development prospects originated by other individuals and companies. The Registrant also evaluates interests in various proved properties to acquire for further operation and/or development.

        The Registrant, where possible, supervises drilling and production activities on new prospects and properties acquired. It does not own or have any plans to acquire any rotary drilling equipment. Hence, the Registrant uses independent drilling contractors for the drilling of wells of which it is the operator. Thus, the Registrant's drilling activities can be subject to delays caused by shortages of drilling equipment or other factors beyond its control, including inclement weather.

	As of December 31, 1996, the Registrant had developed oil and gas leases covering approximately 12,114 net acres in Montana and North Dakota, and during 1996 sold an average 463 net equivalent barrels of oil per day from 90 gross (62.87 net) producing wells located primarily in North Dakota.

	The Registrant sells its crude oil to purchasers with facilities located near the Registrant's wells. The Registrant's gas reserves are also contracted to purchasers in the area near the Registrant's wells.


	Mining and Manufacturing Leonardite Products

	The Registrant operates a leonardite mine and processing plant in Williston, North Dakota. Leonardite is mined from leased reserves and processed to make a basic product that can be sold as is, or blended with other substances to make several different dry, free flowing powders primarily for the oil well drilling mud industry. Leonardite products act as a dispersant or thinner, and provide filtration control when used as an additive in drilling muds. Leonardite is also sold by the Registrant for use in metal working foundries and in agricultural applications.

	In 1996, the Company's leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity declined substantially in the mid 1980's and has remained at relatively low levels for the past several years. The Registrant has no significant supply contracts with individual customers.


	Status of Products, Services or Industry Segments in Development

	The Company owns 80% of the stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 6,713 gross acres (6,479 net) on a gas prospect located in the State of Washington. Activities in 1996 consisted of a small amount of geological field work in an effort to further define the prospect. The Company does not expect to devote any substantial resources to this project in 1997.

	In addition to its two principal business segments, the Registrant owns a nonproducing silver property in Arizona. (See Item 2.) The Company also owns a minor amount of geothermal and other mineral rights located in Oregon. The Registrant does not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 1997.


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


	Major Customers

	In 1996, Registrant sold its crude oil to 19 purchasers. Koch Oil Company, Citation Oil & Gas Corp., and Rigel, Inc. were the major customers, accounting for approximately 83%, 5%, and 2%, respectively, of the Registrant's oil and gas revenue in 1996, which was approximately 65%, 4%, and 1%, respectively, of the Registrant's total operating revenue. Management believes there are other crude oil purchasers to whom the Company would be able to sell its oil if it lost any of its current customers.

	In 1996, the Registrant sold leonardite products to 43 customers. The largest customer in 1996 for leonardite products made purchases that totaled 9% of the Registrant's mining and manufacturing revenue, which was approximately 2% of the Registrant's total operating revenue.


	Backlog Orders, Research and Development

	The Registrant does not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, the Registrant enters into short-term contracts to deliver quantities of oil or gas; however, no significant backlog exists. The Company's oil and gas division order contracts and off lease marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions and generally do not require long-term delivery of fixed quantities of oil or gas. The Registrant has not spent any material time or funds on research and development, and does not expect to do so in the foreseeable future.


	Competition

        Oil and Gas

        In addition to being highly speculative, the oil and gas business is intensely competitive among the many independent operators and major oil companies in the industry. Many competitors possess financial resources and technical facilities greater than those available to the Registrant and may, therefore, be able to pay more for desirable properties or to find more potentially productive prospects. However, management believes the Registrant has the ability to obtain leasehold interests which will be sufficient to meet its oil and gas needs in the foreseeable future.


	Leonardite Products

        Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found. The Registrant's products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud. In addition, leonardite deposits are available in other areas within the United States and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, trans-portation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite.


	Environmental Regulations

	All of the Registrant's operations are generally subject to federal, state or local environmental regulations. The Registrant's oil and gas business segment is affected particularly by those environmental regulations concerned with the disposal of produced oilfield brines and other oil-related wastes. The Registrant's leonardite mining and processing segment is also subject to numerous state and federal environmental regulations, particularly those concerned with air contaminant emission levels of the Company's processing plant, and mine permit and reclamation regulations pertaining to surface mining at the Company's leonardite mine. The Company believes that maintenance of acceptable air contaminant emission levels at its processing plant could become more costly in the future if plant production increases substantially above 1996 levels. Management believes significantly higher plant utilization would increase emission levels and could make it necessary to replace or upgrade air quality control equipment. Future environmental compliance costs that might be required to upgrade the equipment are not known at this time.


	Foreign Operations and Export Sales

	The Registrant has no production facilities or operations in foreign countries and has no direct export sales. Some of the Company's leonardite products are sold to distributors in the United States who in turn export these products.


	Employees

	As of March 15, 1997, the Registrant had 13 full-time employees.


ITEM 2. PROPERTIES

	The Registrant's properties consist of four main categories: office, leonardite plant and mine, oil and gas, and a nonproducing silver property. Certain of these properties are mortgaged to the Company's bank. See Note E to the Financial Statements for further information.


	Office

	The Registrant owns a 17,500 square foot office building which is located on a one acre lot in Williston, North Dakota. The Company utilizes approximately 5,000 square feet of the building and rents the remainder to unaffiliated businesses.


	Leonardite Plant and Mine

	The site of the Registrant's leonardite plant covers approximately nine acres located one mile east of Williston in Williams County, North Dakota.
This site and an additional 20 acres of undeveloped property are owned by the Company. The plant has approximately 11,500 square feet of floor area consisting of warehousing and processing space. Therein is equipment able to process and ship approximately 3,000 tons of leonardite products per month. Finished product leonardite sales for the past three years are shown below.

                             Finished           Average
                             Products         Sales Price
                Year         (Tons)             Per Ton

                1996          8,909            $ 94.49
                1995          7,528            $ 93.51
                1994          8,141            $ 93.05

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


	Oil and Gas Properties

	The Registrant owns developed oil and gas leases totaling 16,520 gross acres (12,114 net acres) as of March 15, 1997, plus associated production equipment and also owns a number of undeveloped oil and gas leases. The acreage and other additional information concerning the Registrant's oil and gas operations are presented in the following tables.


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

                                  Oil & Gas
_______________________________________________________________________________

                                    Net       Average      Average    Average
            Net         Net      Oil & Gas      Oil          Gas        Prod.
            Oil         Gas        Prod.       Sales        Sales     Cost Per
            Prod.      Prod.      (Equiv.      Price        Price      Equiv.
Year       (Bbls)      (MCF)       Bbls)*      Per Bbl     Per MCF      Bbl**
1996      166,810     13,167      169,005      $17.67      $ 1.29      $ 6.40
1995      151,467     13,061      153,644      $14.24      $ 0.98      $ 6.18
1994      138,552      9,191      140,084      $12.08      $ 1.19      $ 6.92
_____________________________
*Equivalent barrels have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equals 1 barrel of oil.
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


	Gross and Net Productive Wells

        As of December 31, 1996, the Registrant's total gross and net produc-tive wells were as follows:

                              Productive Wells*
               Oil                                            Gas
Gross Wells          Net Wells                 Gross Wells          Net Wells
    96                 66.80                       24                 24.00
_____________________________
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells. Productive wells are producing wells plus shut-in wells the Company deems capable of production.


	Gross and Net Developed and Undeveloped Acres

        As of March 15, 1997, the Registrant had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*

                    Developed          Undeveloped              Total
                 Gross      Net      Gross       Net       Gross       Net
Montana          9,160     7,632     17,379     17,307     26,539     24,939
North Dakota     7,360     4,482     30,014     10,788     37,374     15,270
Washington           0         0      5,370      5,183      5,370      5,183

ALL STATES      16,520    12,114     52,763     33,278     69,283     45,392
_____________________________
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests the Company owns in gross acres.


	Exploratory Wells and Development Wells

        For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by the Company was as set forth below.

               Net Exploratory             Net Development         Total Net
Year            Wells Drilled               Wells Drilled        Wells Drilled
           Productive       Dry        Productive       Dry
1996          0.00          0.08          0.67          0.00          0.75
1995          0.00          0.00          1.34          0.00          1.34
1994          0.00          0.00          2.00          0.00          2.00


	Present Activities

        From January 1, 1997 to March 15, 1997, the Registrant had no wells in the process of drilling.


	Supply Contracts or Agreements

        The Registrant is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


	Reserve Estimates Filed with Agencies

        No estimates of total proved net oil and gas reserves for the year ended December 31, 1996 have been filed with any federal authority or agency. Other than the estimates of reserves at December 31, 1995, filed with the Securities and Exchange Commission, the Registrant did not file reserve reports with any other federal agencies within the past 12 months.


	Silver Property

	The Registrant owns seven patented mining claims and 15 unpatented mining claims in Pinal County, Arizona. These claims, known as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last ore production was in 1989 under a lease arrangement. In 1993, the Registrant entered into a License Agreement with another company to allow commercial rock production from the patented claims. The Registrant receives a royalty of $2 per ton for rock severed from the property. No commercial rock production occurred in 1996. No mining activities are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 1997; however, it continues to investigate ways to further exploit the property.


ITEM 3. LEGAL PROCEEDINGS

	On May 12, 1989, the Company filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce the Company into modifying the contract. The defendants answered the Complaint on June 1, 1989. After-wards, no further materials were filed with the court, but the Company believed that the case remained pending. Earlier this year, the Company contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, the Company contacted the court in September 1996, and was informed by the court that the case had been dismissed in 1991. On January 15, 1997, the Company refiled its action against MDU Resources Group, Inc. Management believes that the Registrant should prevail in its claim, although the extent of any award cannot be predicted at this time.

	Other than the foregoing legal proceedings, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 1996, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.


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

                                                Trade Price
      Calendar                             Lowest        Highest
        1995          1st Quarter          $1.00          $1.75
                      2nd Quarter          $1.25          $1.62
                      3rd Quarter          $1.12          $1.50
                      4th Quarter          $1.06          $1.38
        1996          1st Quarter          $1.25          $1.63
                      2nd Quarter          $1.44          $2.06
                      3rd Quarter          $1.38          $1.88
                      4th Quarter          $1.50          $4.38

	As of March 15, 1997, there were approximately 1,300 holders of record of the Registrant's Common Stock. Management believes that there are also approximately 750 additional beneficial owners of common stock held in "street name".

	The Registrant has never declared or paid a cash dividend on its Common Stock nor does it anticipate that dividends will be paid in the near future. Further, certain of the Company's financing agreements restrict the payment of cash dividends. See Note E to the Financial Statements for further information.


ITEM 6. SELECTED FINANCIAL DATA

                  1996          1995          1994          1993         1992
Operating
Revenue      $ 3,806,790   $ 2,874,001   $ 2,442,850   $ 2,375,150   $ 2,498,230
Income (Loss)
Before Cumula-
tive Effect
of Accounting
Change       $   733,726   $   303,889   $    40,141   $(1,654,090)  $   104,420
Net Income   $   733,726   $   303,889   $    40,141   $(1,077,090)  $   104,420
(Loss)
Income (Loss)
Per Share From
Continuing
Operations   $       .18   $       .08   $       .01   $      (.41)  $       .03
Net Income
(Loss)
Per Share    $       .18   $       .08   $       .01   $      (.27)  $       .03
AT YEAR END:
Total Assets $ 7,909,965   $ 6,690,285   $ 5,796,354   $ 5,856,396   $ 7,325,479
Long-term
Debt         $   998,097   $   958,330   $   787,035   $ 1,019,792   $ 1,129,897
Working
Capital      $   205,463   $  (171,949)  $   (86,786)  $   149,646   $   261,251
(Deficit)
Stockholders'
Equity       $ 4,873,927   $ 4,114,001   $ 3,798,549   $ 3,758,408   $ 4,789,594



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

	The Company conducts business through two primary segments: 1) oil and gas exploration and production; and 2) leonardite mining and processing wherein the Company's major products are oil and gas drilling mud additives. Each of the Company's segments is discussed herein.


BUSINESS ENVIRONMENT AND RISK FACTORS

	The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included else-where herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, oil and gas prices, demand for oil, gas and leonardite, availability of drilling rigs, dependence upon key management personnel, and other uncertain business conditions that may affect the Company's business.

	With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Liquidity and Capital Resources" may include forward-looking statements that involve risks and uncertainties. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


RESULTS OF OPERATIONS

Comparison of 1996 to 1995 Revenue and Gross Margin

	Oil and gas sales were $2,965,000 in 1996 compared to $2,170,000 in 1995, an increase of $795,000 or 37%. This increase in revenue was due to a 24% increase in average oil prices and a 10% increase in the volume of oil and gas sold. The 1996 average oil price was $17.67 compared to an average of $14.24 in 1995. The Company periodically uses various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge the risks of oil price declines. See Note J to the Financial Statements for further information. The volume of oil and gas sold in 1996 increased to 169,000 BOE (Barrels of Oil Equivalent) from 154,000 BOE in 1995. The higher 1996 average oil price resulted from substantially higher world oil markets that existed during 1996. The higher 1996 production volumes resulted entirely from production contributed by the Company's Oscar Fossum H2 horizontal well (.67 net) that began production in December 1995.

	Oil and gas production costs were $1,082,000 in 1996 compared to $950,000 in 1995, an increase of 14%. This $132,000 increase was caused by a $46,000 increase in production taxes resulting from higher oil prices, a $44,000 increase related to increased workover activity and a $42,000 increase in winter-related costs including snow removal and increased prices of propane fuel for oil treating facilities. Production costs on a per equivalent barrel basis however, remained relatively stable averaging $6.40 for 1996 compared to $6.18 for 1995. The stability in per barrel costs was due to increased production which spread the costs over more barrels. Gross margin for 1996 oil and gas operations before deductions for depletion and selling, general and administrative expenses was $1,883,000, or 63% of revenue, compared to $1,220,000, or 56% of revenue, for 1995. The increase in 1996 gross margin was primarily due to higher 1996 oil prices previously discussed.

	Leonardite product sales were $842,000 in 1996 compared to $704,000 in 1995, an increase of $138,000, or 20%. This increase was primarily due to an 18% increase in products sold resulting from increased demand for drilling mud additives associated with increased oil and gas drilling in the United States. Production sold in 1996 was 8,909 tons at an average price of $94.49, compared to 7,528 tons at an average price of $93.51 for 1995. Variations in the average per ton prices were normal fluctuations associated with the ratio of basic products and specialty products sold during 1996 and 1995.

	Cost of leonardite sold was $667,000 in 1996 compared to $560,000 in 1995, an increase of $108,000 or 19%. This increase resulted from the 18% increase in 1996 production. Production costs per ton were $74.92 and $74.34 for 1996 and 1995, respectively. Costs per ton were essentially stable for 1996 compared to 1995 and varied only slightly due to the ratio of basic products and specialty products processed in 1995 and 1996.

	Gross margin for 1996 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $174,000, or 21% of revenue, compared to $144,000, or 20% of revenue, for 1995. The increase in 1996 gross margin was primarily due to the higher product sales previously discussed.


Comparison of 1996 to 1995 Consolidated Analysis

	Total revenue for 1996 increased $933,000, or 32%, to $3,807,000 from $2,874,000 in 1995. This increase was due to the higher oil and gas production and prices and increased leonardite product sales previously discussed.

	Total operating costs for 1996 increased $471,000 or 19%, to $2,923,000 compared to $2,453,000 in 1995. These increased costs resulted from the higher oil and gas and leonardite production cost previously discussed coupled with higher depreciation, depletion and amortization (DD&A) and selling, general and administrative (SG&A) expenses. SG&A expenses were higher due to increased costs for corporate publicity, shareholder communications and general increases in office activity. SG&A expenses also increased due to the Company's contribution to its employees' profit sharing plan that was $25,000 higher than the prior year and a non-cash expense incurred in 1996 related to a one time stock grant upon the retirement of an employee. DD&A expenses were higher due to higher oil production levels that increased oil depletion expense.

	Higher 1996 total revenue, and to a lesser extent higher total operating costs, resulted in operating income of $883,000 for 1996. Nonoperating expenses decreased $25,000 from $90,000 in 1995 to $64,000 in 1996, yielding an income before taxes of $819,000 in 1996 compared to $332,000 in 1995.

	Income tax expense in 1996 was $86,000 compared to $28,000 in 1995. The expense amount for each year is reflective of the net changes in the Company's deferred tax assets and deferred tax liabilities under the provisions of SFAS No. 109 and include only a small amount of income taxes currently paid. See Notes A and F to the Financial Statements for further information.

	Net income for 1996 was $734,000 or 18 cents per share compared to a net income of $304,000 or 8 cents per share in 1995.


Comparison of 1995 to 1994 Revenue and Gross Margin

	Oil and gas sales were $2,170,000 in 1995 compared to $1,685,000 in 1994, an increase of $485,000 or 29%. This increase in revenue resulted from an 18% increase in average oil prices combined with a 10% increase in the volume of oil and gas sold. The 1995 average oil price was $14.24 compared to an average of $12.08 in 1994. The volume of oil and gas sold in 1995 increased to 154,000 BOE (Barrel of Oil Equivalent) from 140,000 BOE in 1994. The higher 1995 production volumes resulted from production contributed by the Company's Oscar Fossum H1 horizontal well (.67 net) that was drilled and completed in the first quarter of 1995. The Company also drilled a second horizontal well, the Oscar Fossum H2, during 1995; but that well did not begin producing until mid December 1995, and therefore did not have a significant impact on 1995 oil production.

	Oil and gas production costs were $950,000 in 1995 compared to $969,000 in 1994, a decline of 2%. Costs were lower because the Company performed less workovers during 1995 when its operations and cash flow were focused on horizontal drilling. Production costs on a per equivalent barrel basis averaged $6.18 in 1995 compared to $6.92 for 1994. Per barrel costs were lower due to the contribution of lower cost horizontal well "flush" production from the Oscar Fossum H1 well. Gross margin for 1995 oil and gas operations before depletion and selling, general and administrative (SG&A) expenses was $1,220,000 or 56% of revenue, compared to $716,000 or 43% of revenue for 1994. The increase in gross margin was due to the increased average oil price and production volumes previously discussed.

        Leonardite sales were $704,000 in 1995 compared to $758,000 in 1994, a decline of 7%. This decline was due to an 8% decrease in production sold, resulting from lower demand. Production sold in 1995 was 7,528 tons at an average price of $93.51 per ton, compared to 8,141 tons at an average price of $93.05 for 1994.

	Cost of leonardite sold was $560,000 in 1995 compared to $585,000 in 1994, a decline of 4%. This decline resulted from the lower 1995 production. Production costs per ton were $74.34 and $71.89 for 1995 and 1994 respectively. Costs per ton for 1995 were higher than 1994 due to the lower production volume which spread fixed costs over fewer tons.

	Gross margin for 1995 leonardite operations before depreciation and SG&A expenses was $144,000 or 20% of revenue, compared to $172,000 or 23% of revenue, for 1994. The decline in 1995 gross margin was due to the lower production level.


Comparison of 1995 to 1994 Consolidated Analysis

	Total revenue for 1995 increased $431,000 or 18% to $2,874,000 from $2,443,000 in 1994. This increase was due to the oil revenue increase previously discussed.

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

	Due to higher revenue, operating income for 1995 increased $311,000 or 282% to $421,000 compared to $110,000 in 1994. Nonoperating expense for 1995 increased $27,000 or 44% to $90,000 compared to $62,000 in 1994. Higher nonoperating expenses were primarily the result of higher interest expense. As a result of higher operating income, 1995 income before taxes increased $284,000 or 592% to $332,000 compared to $48,000 in 1994.

	Income tax expense in 1995 was $28,000 compared to $8,000 in 1994. The expense amount for each year reflects the net changes in the Company's deferred tax assets and liabilities.

	Net income for 1995 increased $264,000 or 660% to $304,000 (8 cents per share) compared to $40,000 (1 cent per share) in 1994.


LIQUIDITY AND CAPITAL RESOURCES AT YEAR END 1996.

	At December 31, 1996, the Company had current assets of $2,018,000 compared to current liabilities of $1,813,000 for a current ratio of 1.11 to 1 and working capital of $205,000. This compares to a current ratio of .88 to 1 at December 31, 1995 and a negative working capital of $172,000. The $377,000 change in working capital was primarily due to cash flow provided by the Oscar Fossum H2 "flush" oil production accompanied by the 24% higher oil prices.

	During the year ended December 31, 1996, the Company generated cash flows from operating activities of $1,150,000 which is $346,000 greater than the amount generated during 1995. This increase was due to increased production and higher oil prices. Management believes that cash flows from operations for 1997 should increase above 1996 levels particularly if the Company continues successful horizontal development of certain of its properties. During the fourth quarter of 1996, the Company drilled one horizontal well (1 gross, .67 net) in one of its existing fields. The Oscar Fossum H3 was drilled and completed successfully, and was put on production in December 1996. The Company anticipates that cash flows from operations and the remaining $425,000 available under an existing $1,000,000 line of credit will be sufficient to meet its short-term cash requirements.

	During 1996, the Company's investing activities totaled $596,000 which was primarily for additions to property, plant and equipment. The $583,000 cash portion of additions to property and equipment consists of the approximate amounts as follows: exploration and development costs of $463,000 that included the paid portion of costs for drilling and completing the Oscar Fossum H2 horizontal oil well; proved property acquisition costs of $43,000 that included the cost of acquiring interests in several producing wells; unproved property costs of $21,000 primarily for oil and gas lease costs; delay rental costs of $27,000; and improvements to the Company's leonardite plant of $29,000. Over and above the additions to property and equipment, the Company also used $13,000 to fund oil and gas leasehold purchases in the State of Washington. During 1996, the Company's financing activities also utilized $514,000 of cash for principal payments required under long-term debt agreements.

	The sources of cash in 1996 for the investing and financing activities discussed above were the cash flows provided by operating activities and $325,000 of borrowings on the Company's 1995 revolving line of credit.

	During fiscal 1997, the Company estimates it will incur development costs of $800,000 related to the Company's proved developed nonproducing and proved undeveloped oil and gas properties. This estimated amount is somewhat uncertain at this time because the Company could, relatively quickly, decide to either increase or reduce the level of horizontal drilling contemplated for 1997, depending upon the availability of drilling rigs and the outlook for oil and gas prices. Other planned expenditures for 1997 consist of delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 1997 principal payments required under existing debt agreements totals $283,000.

	Management expects to continue to evaluate possible future purchases of additional producing oil and gas properties and the further development of currently owned properties. Management believes the Company's long-term cash requirements for such investing activities and the repayment of long-term debt can be met by the continued future cash flows from operations, and, if necessary, possible forward sales of oil reserves or additional debt or equity financing.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See "Index to Consolidated Financial Statements and Supplementary Data" on page 25.


ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

	Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth certain information concerning each director and executive officer of the Company:

                             Position(s) with        Period of Service as
Name and Age                 the Company             a Director or Officer

Jeffrey P. Vickers           President and           Since 1982
    Age:  44                 Director

Thomas F. Neubauer           Vice President          Since June, 1992
    Age:  62                 of Leonardite
                             Operations

Cathy Kruse                  Secretary,              Since October, 1981;
    Age:  42                 Treasurer and           October, 1981 to May,
                             Director                1985 and since June, 1990;
                                                     since June, 1996

H. Dennis Hoffelt            Director                From 1967 through June,
    Age:  56                                         1986; and since June, 1987

Joseph V. Montalban          Director                Since June, 1996
    Age:  73

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

        Cathy Kruse is Secretary, Treasurer and business office manager of the Company. Ms. Kruse graduated from the Atlanta College of Business in 1977 and was employed as a Legal Assistant for four years prior to her employment with the Company in May, 1981. In June, 1996, Ms. Kruse became a director of the Company.

        H. Dennis Hoffelt has been President of Triangle Electric Inc., Williston, North Dakota, an electrical contracting firm, for over the past five years. He served as a director of the Company from 1967 through June of 1986 and was elected as a director again in 1987.

        Joseph V. Montalban has been a director of the Company since June, 1996. He is a petroleum engineering consultant and was the founder of Mountain States Resources, Inc. and Monte Grande Exploration Ltd., the companies that merged to create MSR Exploration Ltd. He held various offices on the MSR Board until his resignation in 1994. Mr. Montalban is the President and Chief Executive Officer of Montalban Oil & Gas Operations, Inc.

	Cathy Kruse, Secretary and Treasurer of the Company, is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the above named persons. There are no arrangements or under-takings between any of the named directors and any other persons pursuant to which any director was selected as a director or was nominated as a director. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, no officer or director failed to file any of the above forms on a timely basis.


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

                          Summary Compensation Table

                                               Long Term Compensation
                     Annual Compensation          Awards       Payouts
                                                                          All
                                    Other   Restricted                   Other
Name and                            Annual    Stock              LTIP   Compen-
Principal         Salary    Bonus   Compen-  Award(s) Options  Payouts   sation
Position   Year     ($)      ($)    sation     ($)     SARs(#)   ($)      ($)
Jeffrey    1996   $78,443    -0-     -0-       N/A       -0-     N/A    $11,766
P.         1995   $74,659    -0-     -0-      $925     35,000    N/A     $8,150
Vickers    1994   $73,929    -0-     -0-       N/A       -0-     N/A     $2,384
CEO

        In the table above, the column titled "Restricted Stock Awards" is comprised of a 1995 grant of 1,000 shares of common stock from the Registrant to each full-time employee, including Jeffrey P. Vickers. Restricted Stock Awards are "restricted securities" as defined in Rule 144 adopted under the Securities Act of 1933. The column titled "All Other Compensation" is comprised entirely of profit sharing amounts.

	If the Company achieves net income in a fiscal year, the Board of Directors may determine to contribute an amount based on the Company's profits to the Employees' Profit Sharing Plan and Trust adopted in December, 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. The Company accrued a $60,000 contribution for 1996 with contributions for 1995 and 1994 being $35,000 and $10,000, respectively. As of December 31, 1996, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $360,000.


              Aggregated Option/SAR Exercises in last Fiscal Year
                         and FY-End Option/SAR Values

                                                                 Value of
                                                Number of       Unexercised
                                               Unexercised      In-the-Money
                                               Options/SARs     Options/SARs
                  Shares                       at FY-End(#)     at FY-End($)
                Acquired on      Value         Exercisable/     Exercisable/
Name            Exercise(#)    Realized($)     Unexercisable    Unexercisable
Jeffrey P.
Vickers, CEO       -0-            -0-            35,000/0         $69,125/0

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

	The term of the Plan expires February 17, 2003, ten years from the date the Plan was approved by the Board of Directors. If within the duration of an option there shall be a corporate merger consolidation, acquisition of assets, or other reorganization, and if such transaction shall affect the optioned stock, the optionee shall thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to such transaction and the optionee had been a stockholder of the Corporation with respect to such shares.

	The Plan is administered by the Board of Directors. The exercise price of the common stock offered to eligible participants under the Plan by grant of an option to purchase common stock may not be less than the fair market value of the common stock at the date of grant; provided, however, that the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant in the event an optionee owns 10% or more of the common stock of the Corporation. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, there are 95,000 shares which are subject to outstanding options issued pursuant to the plan


                           Directors' Compensation

	The officers of the Company who are also directors receive no additional compensation for attendance at Board meetings. Directors other than Rollin C. Vickers (who retired from the Board on December 31, 1996), Jeffrey P. Vickers and Cathy Kruse, were paid $150 per Board meeting attended during 1996.


ITEM 12. PRINCIPAL SHAREHOLDERS AND MANAGEMENT SHAREHOLDERS

	The following table sets forth the number of shares of common stock beneficially owned by each officer, director and nominee for director of the Company and by all directors and officers as a group, as of March 15, 1997. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                   Name of Person
                   or Number of             Amount of
Class of           Directors and            Shares and Nature of      Percent
Securities         Officers as a Group      Beneficial Ownership      of Class

Common Stock,      Jeffrey P. Vickers       303,934-Direct and           7.5%
$.01 par value                                      Indirect(a)

Common Stock,      Paul A. Krile            207,500-Direct(b)            5.1%
$.01 par value

Common Stock,      Cathy Kruse                9,950-Direct(d)             (c)
$.01 par value

Common Stock,      Thomas F. Neubauer        11,000-Direct(e)             (c)
$.01 par value

Common Stock,      H. Dennis Hoffelt         39,000-Direct and            (c)
$.01 par value                                      Indirect(f)

Common Stock,      Joseph V. Montalban      546,800-Direct(g)           13.5%
$.01 par value

Common Stock,      Officers and           1,118,184-Direct and          27.5%
$.01 par value     Directors as                     Indirect
                   a Group-                         (a)(b)(c)(d)(e)(f)(g)
                   (six persons)


(a) Included in the 303,934 shares listed for Jeffrey P. Vickers are 139,634 shares owned directly by him, 2,500 in a self-directed individual retirement account, 70,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 30,000 shares held by him as custodian for his three minor children. Also included are 35,000 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(b)  Mr. Krile has sole voting and investment powers over these shares.

(c)  Less than 1%.

(d) Included in the 9,950 are 5,000 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(e) Included in the 11,000 are 5,000 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(f) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 27,500.

(g)  Mr. Montalban has sole voting and investment powers over these shares.

	The following table sets forth information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of March 15, 1997.

                                           Amount of
Class of            Name and               Shares and Nature of      Percent
Securities          Address of Person      Beneficial Ownership      of Class

Common Stock,       Joseph V. Montalban    546,800-Direct(a)          13.5%
$.01 par value      Montalban Oil & Gas
                    Operations, Inc.
                    Box 200
                    Cut Bank, MT  59247

Common Stock,       Jeffrey P. Vickers     303,934-Direct and          7.5%
$.01 par value      1814 14th Ave. W.              Indirect(b)
                    Williston, ND  58801

Common Stock,       Paul Krile             207,500-Direct(a)           5.1%
$.01 par value      P. O. Box 329
                    Sioux Rapids, IA  50585
_____________________________
(a) This information was obtained from a Securities and Exchange Commission filing.

(b)  See footnote (a) of the immediately preceding table.

	No arrangements are known by the Company which could, at a subsequent date, result in a change in control of the Company.

	The Company is not aware of any officer, director or holder of greater than 10% of the Company's common stock who has failed to file the required SEC Forms 3, 4 or 5 on a timely basis for 1996.

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

             (2) Disclosures About Oil and Gas Producing Activities-Unaudited See "Index to Consolidated Financial Statements and Supplementary Data" on next page.

             (3)  Exhibits  See "Exhibit Index" on page 51.

        (b)  Reports on Form 8-K
             None.

        (c)  Exhibits required by Item 601 of Regulation S-K
             See (a)(3) above.

        (d) Financial Statement Schedules required by Regulation S-X See (a)(1) above.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA


                                                                     Page
REPORT OF INDEPENDENT AUDITORS ON THE
 CONSOLIDATED FINANCIAL STATEMENTS                                     26

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                          27
  Consolidated statements of operations                                28
  Consolidated statements of stockholders' equity                      29
  Consolidated statements of cash flows                           30 - 31
  Notes to consolidated financial statements                      32 - 45

UNAUDITED SUPPLEMENTARY INFORMATION - Disclosures about
 oil and gas producing activities                                 46 - 49


                             WILLIAMS, RICHEY & CO.


                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/ Williams, Richey & Co.

Denver, Colorado
February 14, 1997



   A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
             950 SOUTH CHERRY STREET; SUITE 918; DENVER, CO  80222;
                        303/759-3773; FAX 303/759-1168


                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995


                                    ASSETS
CURRENT ASSETS:                                  1996                 1995
  Cash and equivalents                       $    754,888         $    392,078
  Trade receivables, net                          936,045              590,330
  Inventories                                     251,499              285,018
  Prepaid expenses                                 18,201               17,460
  Investments                                      57,771               10,119

        Total current assets                    2,018,404            1,295,005

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
  full cost method of accounting:
    Properties being amortized                 16,450,061           15,272,170
    Properties not subject to amortization         18,199               88,759
  Leonardite plant and equipment                3,216,597            3,199,797
  Other                                           693,641              672,546

                                               20,378,498           19,233,272
  Less accumulated depreciation, depletion,
   amortization and impairment                (14,708,047)         (14,045,602)

        Net property, plant and equipment       5,670,451            5,187,670

OTHER ASSETS:
  Mortgage loans receivable, related party        103,321              103,321
  Other                                           117,789              104,289

        Total other assets                        221,110              207,610

TOTAL ASSETS                                 $  7,909,965         $  6,690,285

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $  1,343,677         $    856,823
  Current maturities of long-term debt            283,200              511,594
  Accrued expenses                                186,064               98,537

        Total current liabilities               1,812,941            1,466,954

LONG-TERM DEBT, less current maturities           998,097              958,330

DEFERRED INCOME TAXES                             225,000              151,000

CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,060,714 and
   4,035,714 shares, respectively                  40,607               40,357
  Additional paid-in capital                      829,757              803,807
  Retained earnings                             4,003,563            3,269,837

        Total stockholders' equity              4,873,927            4,114,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  7,909,965         $  6,690,285

             The accompanying notes are an integral part of these
                      consolidated financial statements


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     1996             1995             1994
OPERATING REVENUE:
  Oil and gas sales              $ 2,964,939      $ 2,170,057      $ 1,685,316
  Leonardite sales                   841,851          703,944          757,534

                                   3,806,790        2,874,001        2,442,850

OPERATING COSTS AND EXPENSES:
  Oil and gas production           1,082,324          950,116          968,977
  Cost of leonardite sold            667,437          559,659          585,217
  Depreciation, depletion
   and amortization                  674,805          601,814          470,075
  Selling, general and
   administrative                    498,882          341,008          308,380

                                   2,923,448        2,452,597        2,332,649

        Operating income             883,342          421,404          110,201

OTHER INCOME (EXPENSE):
  Interest expense                  (113,384)        (128,689)        (103,328)
  Interest income                     18,287           10,808           15,741
  Other income and losses, net        31,050           28,366           25,509

                                     (64,047)         (89,515)         (62,078)

        Income before income taxes   819,295          331,889           48,123

INCOME TAX EXPENSE                    85,569           28,000            7,982

        Net income               $   733,726      $   303,889      $    40,141

EARNINGS PER SHARE               $       .18      $       .08      $       .01

  Weighted average number of
   shares outstanding              4,056,274        4,025,234        4,023,214

             The accompanying notes are an integral part of these
                      consolidated financial statements


                      GEORESOURCES, INC., AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               Additional
                               Common Stock      Paid-in   Retained
                             Shares     Amount   Capital   Earnings      Total

Balance, December 31, 1993  4,023,214  $40,232  $792,369  $2,925,807  $3,758,408

 Net income                        --       --        --      40,141      40,141

Balance, December 31, 1994  4,023,214   40,232   792,369   2,965,948   3,798,549

 Issuance of common stock
  as compensation              12,500      125    11,438          --      11,563

 Net income                        --       --        --     303,889     303,889

Balance, December 31, 1995  4,035,714   40,357   803,807   3,269,837   4,114,001

 Issuance of common stock
  as compensation              25,000      250    25,950          --      26,200

 Net income                        --       --       --      733,726     733,726

Balance, December 31, 1996  4,060,714  $40,607  $829,757  $4,003,563  $4,873,927

             The accompanying notes are an integral part of these
                      consolidated financial statements


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $  733,726    $  303,889  $   40,141
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation, depletion and
    amortization                            674,805       601,814     470,075
   Deferred income taxes                     74,000        28,000       7,982
   Issuance of common stock
    as compensation                          26,200        11,563          --
   Other                                      2,192         2,326       2,357
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                     (345,715)      (96,735)   (124,445)
     Inventories                             33,519       (38,551)     81,299
     Prepaid expenses and other                (741)         (187)     29,650
     Investments                            (47,652)       10,853       3,360
    Increase (decrease) in:
     Accounts payable                       (87,604)      (78,831)    135,428
     Accrued expenses                        87,527        59,473      12,089
        Net cash provided by
        operating activities              1,150,257       803,614     657,936

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and
  equipment                                (583,128)     (899,677)   (646,571)
 Purchase of investments and mortgage
  loans receivable                               --            --     (18,943)
 Proceeds from sale of property
  and equipment                                  --        20,234     143,385
 Other                                      (12,756)      (47,215)    (19,047)

	Net cash used in
        investing activities               (595,884)     (926,658)   (541,176)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings         325,000       665,000     100,000
 Principal payments on long-term debt      (513,627)     (367,330)   (319,215)
 Debt issue costs                            (2,936)       (5,225)         --

	Net cash provided by (used in)
        financing activities               (191,563)      292,445    (219,215)

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                            362,810       169,401    (102,455)

CASH AND EQUIVALENTS, beginning of year     392,078       222,677     325,132

CASH AND EQUIVALENTS, end of year        $  754,888    $  392,078  $  222,677

             The accompanying notes are an integral part of these
                      consolidated financial statements


                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996          1995        1994
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid (received) for:
  Interest                               $  114,850    $  127,990  $  102,258
  Income taxes                                1,569           336        (483)


NONCASH INVESTING AND FINANCING ACTIVITIES

 During 1994, the Company forgave approximately $24,500 of accounts receivable as partial consideration of the purchase price of various oil and gas assets.

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Operations and Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 80% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC is not presented, as the amount is immaterial.

   GeoResources, Inc. (the "Company") is primarily involved in oil and gas exploration, development and production in North Dakota and Montana and the mining of leonardite and manufacturing of leonardite products in North Dakota to be sold to customers located primarily in the Gulf of Mexico coastal areas. BNRC was incorporated in 1991 to exploit natural gas opportunities in the Pacific Northwest. All properties of the Company and BNRC are located in the United States.

   Reclassifications

   Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include the unaudited quantity of oil and gas reserves which directly effects the computation of depletion of oil and gas properties. It is at least reasonably possible that the estimates used will change within the next year.

   Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Investments

   The Company's investments consist of marketable equity securities and various derivative financial instruments related to crude oil and other energy products.

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

   The Company periodically uses various derivative financial instruments to hedge a portion of future oil sales against the risk of possible decreases of crude oil prices. These instruments are accounted for as hedges and, accordingly, gains and losses are deferred and recognized when the future oil sales occur.

   Oil and Gas Properties

   The Company utilizes the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves (including costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs, certain internal costs associated directly with acquisition, exploration and development activities, and site restoration and environmental exit costs) are capitalized.

   All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.27, $3.09, and $2.51 for 1996, 1995, and 1994, respectively.

   In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

   Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

   Costs not being amortized at December 31, 1996, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties which were acquired during the following years:

                          1996               $    1,074
                          1995                      875
                          1994                   10,580
                          1993 and prior          5,670

                             Total          $    18,199

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

   Other Property and Equipment

   Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                       Buildings                 10-25 years
                       Machinery and equipment    3-10 years

   Impairment of Long-Lived Assets

   Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 1996, 1995 and 1994.

   Operating Costs and Expenses

   Oil and gas production costs and the cost of leonardite sold exclude a provision for depreciation and depletion. Depreciation and depletion expense is shown in the aggregate in the accompanying statements of operations.

   Stock-based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note G).

   Income Taxes

   Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. A valuation allowance is provided for deferred tax assets not expected to be realized.

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


B. INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

   Segment information

   The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended December 31, 1996, 1995 and 1994:

                                          1996          1995          1994
     Revenue:
       Oil and gas                     $2,964,939    $2,170,057    $1,685,316
       Leonardite                         841,851       703,944       757,534

                                       $3,806,790    $2,874,001    $2,442,850

     Operating income:
       Oil and gas                     $1,330,169    $  744,465    $  364,426
       Leonardite                          40,737        10,657        46,041
       General corporate activities      (487,564)     (333,718)     (300,266)

                                       $  883,342    $  421,404    $  110,201

     Depreciation and depletion:
       Oil and gas                     $  552,446    $  475,476    $  351,913
       Leonardite                         107,087       111,958       105,590
       General corporate activities        15,272        14,380        12,572

                                       $  674,805    $  601,814    $  470,075

     Identifiable assets, net:
       Oil and gas                     $5,014,782    $4,110,608    $3,335,013
       Leonardite                       1,501,054     1,552,442     1,600,094
       General corporate activities     1,394,129     1,027,235       861,247

                                       $7,909,965    $6,690,285    $5,796,354

     Capital expenditures incurred:
       Oil and gas                     $1,156,842    $1,162,393    $  634,914
       Leonardite                          29,160        26,264        17,199
       General corporate activities        21,095         4,095        11,011

                                       $1,207,097    $1,192,752    $  663,124


   Major Customer and Concentrations of Credit Risk

   Sales to a major oil and gas customer were 65%, 53% and 46% of total revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Accounts receivable from this major customer were 38% and 47% of total accounts receivable at December 31, 1996 and 1995, respectively.

   The Company has two bank accounts with balances of approximately $458,000 and $242,000, at December 31, 1996. Each account is federally-insured for balances up to $100,000.


C. TRADE RECEIVABLES AND INVENTORIES:

   Trade receivables at December 31, 1996 and 1995 are comprised of the following:

                                       1996            1995

        Oil and gas purchasers      $ 700,833       $ 426,463
        Leonardite customers          246,628         175,283

                                      947,461         601,746
	Less allowance for
        doubtful accounts             (11,416)        (11,416)

                                    $ 936,045       $ 590,330

   As of December 31, 1996 and 1995, inventories by major classes are comprised of the following:
                                       1996            1995

        Crude oil                   $  36,022       $  21,222

	Leonardite inventories:
        Finished products              52,543          73,937
        Raw materials                  94,387         111,342
        Materials and supplies         68,547          78,517

        Total leonardite inventories  215,477         263,796

                                    $ 251,499       $ 285,018


D. MORTGAGE LOANS RECEIVABLE, RELATED PARTY

   Mortgage loans receivable, related party represent mortgage loans on the residence of an officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 8% per annum with principal due January 14, 1999. The Company received interest income from these loans of $8,100, $8,100 and $8,775, for the years ended December 31, 1996, 1995 and 1994, respectively.

E. LONG-TERM DEBT:

   Long-term debt at December 31, 1996 and 1995 consists of the following loans which are all with one bank:

                                                        1996            1995
     Bank, prime plus 1% (9.25% total rate
      at December 31, 1996), due in monthly
      installments of $7,600 plus interest,
      due December 1998, unsecured                   $  181,297      $  272,497

     Bank, prime plus 1% (9.25% total rate
      at December 31, 1996), due in monthly
      installments of $16,000 plus interest,
      due September 1999, collateralized by
      oil and gas properties                            525,000         717,000

     Bank, $1,000,000 revolving line of credit,
      interest payable monthly at prime plus 1%,
      not to exceed 10.5% (9.25% total rate at
      December 31, 1996), expires September 1, 1998.
      Outstanding balance to be converted on that
      date to a 4-year term loan due September 1,
      2002.  Collateralized by oil and gas
      properties                                        575,000         250,000

     Two loans, fully repaid as scheduled
      during 1996                                            --         230,427

        Total long-term debt                          1,281,297       1,469,924

        Less current maturities                        (283,200)       (511,594)
             Long-term debt, less current
             maturities                              $  998,097      $  958,330


   Aggregate maturities required on long-term debt at December 31, 1996, are as follows:

	Year Ending December 31:
                  1997                  $  283,200
                  1998                     282,097
                  1999                     188,917
                  2000                     143,750
                  2001                     143,750
                Remainder                  239,583

                                        $1,281,297

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


F. INCOME TAXES:

   The components of income tax expense for the years ended December 31, 1996, 1995 and 1994, are as follows:
                                           1996          1995          1994
      Current tax expense               $   11,569    $       --    $       --
      Deferred tax expense                 232,000        95,000         6,982
      Increase (decrease) in deferred
      tax assets valuation allowance      (158,000)      (67,000)        1,000

                                        $   85,569    $   28,000    $    7,982

   During 1994, there was no significant change in the Company's total gross deferred tax assets, the valuation allowance or deferred tax liabilities. During 1996 and 1995, the Company recorded a deferred tax expense of $232,000 and $95,000, respectively. This related primarily to net income which was not currently taxable due to the deduction of intangible drilling costs for tax purposes in 1996 and the utilization of net operating loss carryforwards in 1995. The Company also decreased the deferred tax asset valuation allowance by $158,000 and $67,000 during 1996 and 1995, respectively, primarily based upon the projection of utilizing additional statutory depletion carryforwards in the future.

   The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:

                                                    1996           1995
	Deferred Tax Assets:
          Net operating loss carryforward        $  278,000     $  293,000
          Statutory depletion carryforward          983,000        928,000
          Investment tax credit carryforward        226,000        283,000
          Other                                      70,000         44,000

                                                  1,557,000      1,548,000

	Valuation Allowance:
          Beginning of year                        (909,000)      (976,000)
          (Increase) decrease                       158,000         67,000

          End of year                              (751,000)      (909,000)

	Deferred Tax Liabilities:
          Accumulated depreciation and
           depletion                             (1,031,000)      (790,000)

        Net Deferred Tax Liability, long-term    $ (225,000)    $ (151,000)


   The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                  1996     1995     1994

        Income tax expense at statutory rate       35%      35%      35%
        Loss carryover benefits                    --      (14)      --
        Change in valuation allowance             (20)     (21)       2
        Graduated tax rate difference             (13)      --      (20)
        State income taxes and other                8        8       --

                                                   10%       8%      17%

   For income tax purposes, the Company has a statutory depletion carryover of approximately $3,090,000 which, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has net operating loss carryovers and investment tax credit carryovers (accounted for using the flow-through method), which, if not utilized, expire as follows:

                                                                   Investment
                                        Net operating              tax credit
        Year of expiration              loss carryover              carryover

              1997                       $       --                $  181,000
           1998-2000                             --                    45,000
              2001                          421,000                        --
              2003                          102,000                        --
              2008                          115,000                        --
              2009                          237,000                        --

             Total                       $  875,000                $  226,000

G. STOCK OPTION AND PROFIT-SHARING PLANS:

   Stock option plan

   In 1993, the Company adopted the 1993 Incentive Stock Option Plan, whereby 300,000 shares of the Company's common stock are reserved for options which may be granted pursuant to the terms of the plan. Under the terms of the plan, the option price may not be less than 100% of the fair market value of the Company's common stock on the date of grant, and if the optionee owns more than 10% of the voting stock, the option price per share shall not be less than 110% of the fair market value. Since the inception of the plan, options have been granted (all during 1995) to purchase 95,000 shares of common stock at an exercise price of $1.15 per share through November 3, 2000. No options were exercised through December 31, 1996.

   The Company applies the provisions of APB Opinion 25 in accounting for its plan. Accordingly, no compensation cost was recognized for the options granted in 1995. Had compensation cost been determined consistent with the method of SFAS No. 123, the fair value of the options estimated on the date of grant would have been $37,050. Accordingly, the Company's 1995 net income and earnings per share would have been reduced to pro forma amounts of $269,839 and $.07, respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 31%, risk-free interest rate of 5.77%, expected lives of 4 years and no expected dividends.

   Profit-sharing plan

   The Company has an Employee Profit-Sharing Plan covering all employees who meet the eligibility requirements set forth in the plan. Contributions to the plan are at the discretion of the Board of Directors. Profit-sharing plan expense for the years ended December 31, 1996, 1995 and 1994 was $60,000, $35,000, and $10,000, respectively.


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

I. OFFICE FACILITIES:

   In 1991, the Company purchased an office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 1996 and 1995:

                                            1996             1995

        Building and improvements       $   163,834       $  163,834
        Accumulated depreciation            (47,371)         (39,180)

                                        $   116,463       $  124,654

   The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 1996, 1995 and 1994, the Company received $20,938, $19,500, and $18,300, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


J. FINANCIAL INSTRUMENTS:

   The carrying amounts reflected in the consolidated balance sheets for cash and equivalents approximates their fair value due to the short maturity of the instruments. The carrying amount of marketable equity securities is fair value based on quoted market prices. The carrying amount of derivative financial instruments was $50,450 and $2,911 at December 31, 1996 and 1995, respectively. The fair value of those instruments, based on quoted market prices, was $17,450 and $2,911 at December 31, 1996 and 1995, respectively. The carrying value of mortgage loans receivable approximates fair value based on discounted future cash flows.

   The Company uses derivative financial instruments to manage its crude oil commodity price risk. They are not used for trading purposes. The Company has in recent years hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in the types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $102,656, $10,401 and $3,243 for the years ended December 31, 1996, 1995 and 1994, respectively.

   At December 31, 1996, the Company's hedging activities consisted of put options for futures contracts maturing through June 1997 covering 35,000 barrels of crude oil at prices ranging from $20 to $22 per barrel. Deferred net hedging losses amounted to $33,000 at December 31, 1996.


K. FOURTH QUARTER ADJUSTMENTS:

   During the fourth quarter of 1996, the Company made the determination to deduct for income tax purposes all intangible drilling costs incurred during 1996. Previously, these costs had been capitalized. As a result, deferred income tax liabilities increased $160,000 and income tax expense increased $91,569 over the amounts reported at September 30, 1996.



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 1996, 1995 and 1994:

                                    1996             1995              1994
  Proved Properties            $ 16,450,061     $ 15,272,170      $ 14,105,349
  Unproved properties                18,199           88,759           134,330

      Total                      16,468,260       15,360,929        14,239,679

  Less accumulated depreciation,
   depletion, amortization and
   impairment                   (12,345,734)     (11,793,289)      (11,317,813)

      Net capitalized costs    $  4,122,526     $  3,567,640      $  2,921,866

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 1996, 1995 and 1994:

                                    1996             1995              1994
  Property acquisition costs:
   Proved                      $     42,611     $    189,036      $    115,193
   Unproved                          21,027           15,479            40,786
  Exploration costs                 113,145          115,957            55,635
  Development costs                 980,059          841,921           423,300

                               $  1,156,842     $  1,162,393      $    634,914

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 1996, 1995 and 1994.

                                    1996             1995              1994
  Oil and gas sales            $  2,964,939     $  2,170,057      $  1,685,316
  Production costs               (1,082,324)        (950,116)         (968,977)
  Depletion, depreciation
   and amortization                (552,446)        (475,476)         (351,913)

                                  1,330,169          744,465           364,426

  Imputed income tax provision       10,000           26,000                --

                               $  1,320,169     $    718,465      $    364,426


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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1996, 1995 and 1994:

                       1996                  1995                  1994
                  Oil        Gas        Oil        Gas         Oil       Gas
                 (bbl)      (mcf)      (bbl)      (mcf)       (bbl)     (mcf)
Proved reserves,
 beginning of
 year          2,047,000   266,000   1,642,000   244,000   1,075,000   254,000
  Purchases of
   reserves-in-
   place          21,000        --      67,000        --      69,000        --
  Sales of reserves
   -in-place          --        --          --        --     (21,000)       --
  Extensions and
   discoveries    12,000     3,000       5,000     1,000     317,000     2,000
  Improved
   recovery      156,000        --     443,000        --     137,000        --
  Revisions of
   previous
   estimates      85,000     5,000      42,000    34,000     204,000    (3,000)
  Production    (167,000)  (13,000)   (152,000)  (13,000)   (139,000)   (9,000)

Proved reserves,
 end of year   2,154,000   261,000   2,047,000   266,000   1,642,000   244,000


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                           Oil                    Gas
                          (bbl)                  (mcf)

	1996		1,366,000		261,000

	1995		1,292,000		266,000

	1994		1,192,000		244,000


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


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 1996, 1995 and 1994:

                                 1996             1995             1994
Future cash inflows         $ 46,708,000     $ 30,628,000     $ 19,815,000
Future production costs      (17,419,000)     (13,369,000)      (9,732,000)
Future development costs      (3,078,000)      (2,993,000)      (1,439,000)
Future income tax expense     (7,385,000)      (3,423,000)      (1,450,000)

  Future net cash flows       18,826,000       10,843,000        7,194,000

Less effect of a 10%
 discount factor              (7,380,000)      (4,381,000)      (2,914,000)

  Standardized measure of
   discounted future net
   cash flows relating to
   proved reserves          $ 11,446,000     $  6,462,000     $  4,280,000

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1996, 1995 and 1994:

                                 1996             1995             1994
Standardized measure,
 beginning of year          $  6,462,000     $  4,280,000     $  2,368,000

Sales of oil and gas
 produced, net of
 production costs             (1,985,000)      (1,234,000)        (720,000)
Net changes in prices
 and production costs          6,452,000        2,256,000        1,384,000
Purchases of reserves-
 in-place                        121,000          436,000          215,000
Sales of reserves-
 in-place                             --               --          (75,000)
Extensions, discoveries
 and other additions,
 less related costs            1,369,000        2,203,000        1,624,000
Revisions of previous
 quantity estimates
 and other                     1,209,000          599,000          946,000
Development costs
 incurred during the year
 and changes in estimated
 future development costs       (582,000)      (1,415,000)        (936,000)
Accretion of discount            850,000          514,000          246,000
Net change in income taxes    (2,450,000)      (1,177,000)        (772,000)

Standardized measure,
 end of year                $ 11,446,000     $  6,462,000     $  4,280,000


                                  Signatures

	Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GEORESOURCES, INC. (the "Registrant")

Dated:  March 28, 1997                   /s/ J. P. Vickers
                                         J. P. Vickers, President

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

Signatures                           Title                                Date

/s/ J. P. Vickers                    President (principal execu-       3/28/97
J. P. Vickers                        tive officer and principal
                                     financial officer) and Director

/s/ Cathy Kruse                      Secretary/Treasurer               3/28/97
Cathy Kruse                          and Director

/s/ Dennis Hoffelt                   Director                          3/28/97
Dennis Hoffelt

                                     Director
Joseph V. Montalban


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                    ______________________________________

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)
                    ______________________________________

                                 EXHIBIT INDEX
                                      FOR
                        Form 10-K for 1996 fiscal year.
                    ______________________________________

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
                Option Plan, incorporated by reference as Exhibit
                A to the Registrant's definitive Proxy Statement
                dated May 5, 1993                                    *

        10.11   Amended and Restated Secured Term Loan and
                Revolving Credit Agreement made as of September
                1, 1995, by and between GeoResources, Inc. and
                Norwest Bank Montana                                 *

	10.12	First Amendment of Mortgage, Security Agreement,
                Assignment of Production and Financing Statement
                and Mortgage - Collateral Real Estate Mortgage
                dated September 1, 1995, by and between
                GeoResources, Inc. and Norwest Bank Montana          *

        10.13   Commercial Installment Note with addendum dated
                February 1, 1997, by and between GeoResources,
                Inc. and Norwest Bank Billings                       54

        27      Financial Data Schedule                              57