Form 10-Q
period 1997-03-31
GEORESOURCES INC
filed 1997-05-13
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended March 31, 1997.

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

                   _________________________________________

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No     .

                   ________________________________________

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at April 30, 1997
       Common Stock                                   4,060,714 shares
(par value $.01 per share)



                              GEORESOURCES, INC.
                                    INDEX



                                                                   PAGE
                                                                  NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets                                      3
      (March 31, 1997 and December 31, 1996)

    Consolidated Statements of Operations                            4
      (Three months ended March 31, 1997 and 1996)

    Consolidated Statements of Cash Flows                            5
	(Three months ended March 31, 1997 and 1996)

    Notes to Consolidated Financial Statements                       6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations              7


PART II.  OTHER INFORMATION                                         10


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,       December 31,
                                                   1997              1996
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $     410,005     $     754,888
  Trade receivables, net                            634,503           936,045
  Inventories                                       240,091           251,499
  Prepaid expenses                                   13,134            18,201
  Investments                                         7,321            57,771

        Total current assets                      1,305,054         2,018,404

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                  16,531,576        16,450,061
     Properties not subject to amortization         105,738            93,640
  Leonardite plant and equipment                  3,251,007         3,216,597
  Other                                             695,990           693,641

                                                 20,584,311        20,453,939
  Less accumulated depreciation, depletion
   amortization and impairment                  (14,878,414)      (14,708,047)

	Net property, plant and
         equipment                                5,705,897         5,745,892

OTHER ASSETS:
  Mortgage loans receivable, related party          103,321           103,321
  Other                                              41,682            42,348

        Total other assets                          145,003           145,669

TOTAL ASSETS                                  $   7,155,954     $   7,909,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $     487,467     $   1,343,677
  Current maturities of long-term debt              283,200           283,200
  Accrued expenses                                  165,975           186,064

        Total current liabilities                   936,642         1,812,941

LONG-TERM DEBT, less current maturities             927,297           998,097

DEFERRED INCOME TAXES                               234,600           225,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,060,714 shares                     40,607            40,607
  Additional paid-in capital                        829,757           829,757
  Retained earnings                               4,187,051         4,003,563

        Total stockholders' equity                5,057,415         4,873,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   7,155,954     $   7,909,965

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1997              1996

OPERATING REVENUES:
  Oil and gas sales                           $     826,381     $     683,309
  Leonardite sales                                  192,974           184,177

                                                  1,019,355           867,486


OPERATING COSTS AND EXPENSES:
  Oil and gas production                            344,674           256,645
  Cost of leonardite sold                           171,885           167,079
  Depreciation and depletion                        170,367           168,992
  Selling, general and administrative               115,808           124,083

                                                    802,734           716,799

        Operating income                            216,621           150,687


OTHER INCOME (EXPENSE):
  Interest expense                                  (26,728)          (33,008)
  Interest income                                     6,670             3,858
  Other income, net                                   4,425             3,479

                                                    (15,633)          (25,671)

        Income before income taxes                  200,988           125,016


  Income tax expense                                 17,500            11,000

        Net income                            $     183,488     $     114,016

        Net income per common share           $         .05     $         .03

	Weighted average number of shares
         outstanding                              4,060,714         4,042,857

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $     183,488     $     114,016
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and depletion                     170,367           168,992
     Deferred income taxes                            9,600            11,000
     Issuance of common stock as compensation            --            26,200
     Other                                              548               548
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                            301,542            64,865
       Inventories                                   11,408            (1,460)
       Prepaid expenses and other                     5,067            (2,635)
       Investments                                   50,450           (26,521)
      Increase (decrease) in:
       Accounts payable                              43,670           (30,767)
       Accrued expenses                             (20,089)           (8,510)

        Net cash provided by
         operating activities                       756,051           315,728

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (1,030,252)         (391,590)
  Other                                                 118            (2,651)

        Net cash used in investing activities    (1,030,134)         (394,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt              (70,800)         (127,887)
  Debt issue costs                                       --            (2,936)

        Net cash used in financing activities       (70,800)         (130,823)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (344,883)         (209,336)

CASH AND EQUIVALENTS, beginning of period           754,888           392,078

CASH AND EQUIVALENTS, end of period           $     410,005     $     182,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid  for:
    Interest                                  $      26,728     $      33,008
    Income taxes                                         50             1,946

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

    The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1996.

2. Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.


                ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


	The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on SEC Form 10-K for the year ended December 31, 1996.


Results of Operations -	Three Months Ended March 31, 1997 compared to Three
                        Months Ended March 31, 1996

	Information concerning the Company's oil and gas operations for the three months ended March 31, 1997, is set forth in the table below:

                            Oil and Gas Operations

                                                             Percent Increase
                                     Three Months Ended      (Decrease) from
                                       March 31, 1997          1996 Period

Oil and gas production
 sold (BOE)                                 45,091                  2%

Average price per BOE                $       18.33                 19%

Oil and gas revenue                  $     826,381                 21%

Production costs                     $     344,674                 34%

Average production cost              $        7.64                 32%
 per BOE


	Oil and gas production sold increased by 825 barrels of oil equivalent
(BOE) or 2% compared to the quarter ended March 31, 1996. This increase was due to new production from the Company's Oscar Fossum H3 horizontal well
(.67 net) that was drilled and completed late in the fourth quarter 1996. Total oil production did not increase as much as the Fossum H3 horizontal well produced because of harsh winter weather that curtailed production from some of the Company's vertical wells during the first quarter of 1997. Oil and gas revenue increased $143,000 or 21%. The revenue increase was due to the higher volume of oil sold combined with a higher average oil price of $18.33 in the first quarter of 1997 compared to $15.44 in the first quarter of 1996. Oil and gas production costs increased $88,000 or 34%, due in part to the higher oil revenue, which increased production taxes, but also due to higher winter-related production costs. The '96-97 winter was extremely harsh in North Dakota, and first quarter 1997 production costs were impacted by higher costs for snow removal to keep lease roads open and higher propane costs associated with the Company's oil treating facilities. Production costs on a per equivalent barrel basis increased to $7.64 compared to $5.80 for the first quarter 1996, an increase of 32%, due primarily to the higher winter-related production costs.

	Information concerning the Company's leonardite operations for the three months ended March 31, 1997, is set forth in the table below:

                            Leonardite Operations

                                                             Percent Increase
                                     Three Months Ended      (Decrease) from
                                       March 31, 1997          1996 Period

Leonardite production
 sold (tons)                                 2,390                 34%

Average revenue per ton              $       80.74                (22%)

Leonardite revenue                   $     192,974                  5%

Cost of leonardite sold              $     171,885                  3%

Average production cost              $       71.92                (23%)
 per ton

	Leonardite revenues increased 5%, due to a 34% increase in the number of tons sold and a 22% decrease in average revenue per ton. The 22% decline in average revenue per ton was due to a much larger percentage of basic product sales, which have lower selling prices. The 3% increase in cost of leonardite sold resulted from the 34% increase in production coupled with the 23% lower per ton average production costs. Average production costs declined, due again to the larger percentage of basic product sales, which also have lower processing costs. For the first quarter of 1997, the Company's leonardite sales were almost entirely sales of basic product.


                            Consolidated Analysis

	Total operating revenue increased $152,000 or 18%, due mainly to higher oil prices and increased oil production. Total operating expenses increased $86,000 or 12%, due to the higher oil and gas production costs previously discussed. As a result of higher revenues, and to a lesser extent higher expenses, operating income increased to $217,000 from $151,000. Total non-operating expense declined to $16,000 from $26,000, due to somewhat lower interest expense and higher interest income.

	As a result of consolidated operations, the Company achieved net income for the first quarter 1997 of $183,000 or $.05 per share compared to the first quarter 1996 net income of $114,016 or $.03 per share.


                       Liquidity and Capital Resources

	At March 31, 1997, the Company had positive working capital of $368,000 compared to working capital of $205,000 at December 31, 1996. The Company's current ratio was 1.39 to 1 at March 31, 1997, compared to 1.11 to 1 at year end 1996. The $163,000 increase in working capital in one quarter was primarily due to the Company's reduction of accounts payables related to the Fossum H3 horizontal drilling.

	Net cash provided by operating activities was $756,000 for the quarter ended March 31, 1997, compared to $316,000 for the same period in 1996. The substantial increase in 1997 operating cash flows was primarily due to higher oil prices and a substantial reduction of trade receivables. Cash was also utilized to make payments of $1,030,000 for additions to property, plant and equipment and $71,000 for payments on long-term debt.

	Management believes its future cash requirements can be met by cash flows from operations and its ability, if necessary, to borrow on the Company's existing line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

	Reference is made to Part I, Item 3 of the Company's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 1996, concerning legal proceedings for discussion on the matter of GeoResources, Inc., vs. MDU Resources Group, Inc., et al. That discussion is specifically incorporated herein by reference. Other than the foregoing legal matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.


Item 2. Changes in Securities

	None.


Item 3. Defaults upon Senior Securities

	None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

	None.


Item 5. Other Information.

	None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports were filed during the quarter ended March 31, 1997.


                                  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


May 9, 1997


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer