Form 10-Q
period 1997-06-30
GEORESOURCES INC
filed 1997-08-13
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)
__X__QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the Quarter ended June 30, 1997.

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

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

              ________________________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

              ________________________________________________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at July 31, 1997
      Common Stock                                     4,089,714 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX



                                                              PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                3
       (June 30, 1997 and December 31, 1996)

     Consolidated Statements of Operations                      4
       (Three months ended June 30, 1997 and 1996
        and six months ended June 30, 1997 and 1996)

     Consolidated Statements of Cash Flows                      5
       (Six months ended June 30, 1997 and 1996)

     Notes to Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7


PART II.  OTHER INFORMATION                                    10


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  June 30,      December 31,
                                                    1997            1996
ASSETS
CURRENT ASSETS:
  Cash and equivalents                           $  933,263      $  754,888
  Trade receivables, net                            491,186         936,045
  Inventories                                       239,665         251,499
  Prepaid expenses                                   28,768          18,201
  Investments                                        36,730          57,771

          Total current assets                    1,729,612       2,018,404

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                  17,224,897      16,450,061
     Properties not subject to amortization         101,708          93,640
  Leonardite plant and equipment                  3,211,825       3,216,597
  Other                                             699,920         693,641

                                                 21,238,350      20,453,939
  Less accumulated depreciation, depletion
   amortization and impairment                  (15,069,317)    (14,708,047)
          Net property, plant and
           equipment                              6,169,033       5,745,892

OTHER ASSETS:
  Mortgage loan receivable, related party           103,321         103,321
  Other                                              41,116          42,348

          Total other assets                        144,437         145,669

TOTAL ASSETS                                     $8,043,082      $7,909,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $  962,634      $1,343,677
  Current maturities of long-term debt              283,200         283,200
  Accrued expenses                                  120,382         186,064

          Total current liabilities               1,366,216       1,812,941

LONG-TERM DEBT, less current maturities           1,281,497         998,097

DEFERRED INCOME TAXES                               267,000         225,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,060,714 shares                     40,607          40,607
  Additional paid-in capital                        829,757         829,757
  Retained earnings                               4,258,005       4,003,563

          Total stockholders' equity              5,128,369       4,873,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $8,043,082      $7,909,965

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1997        1996        1997        1996

OPERATING REVENUES:
  Oil and gas sales            $  784,809  $  733,856  $1,611,190  $1,417,165
  Leonardite sales                119,438     210,096     312,412     394,273

                                  904,247     943,952   1,923,602   1,811,438


OPERATING COSTS AND EXPENSES:
  Oil and gas production          285,663     235,471     630,337     492,116
  Cost of leonardite sold         120,901     154,170     292,786     321,249
  Depreciation and depletion      239,172     166,277     409,539     335,269
  Selling, general and
   administrative                 145,246     116,559     261,054     240,642

                                  790,982     672,477   1,593,716   1,389,276

          Operating income        113,265     271,475     329,886     422,162


OTHER INCOME (EXPENSE):
  Interest expense                (28,310)    (30,423)    (55,038)    (63,431)
  Interest income                   5,652       3,888      12,322       7,746
  Other income, net                 6,025      15,625      10,450      19,104

                                  (16,633)    (10,910)    (32,266)    (36,581)

          Income before
           income taxes            96,632     260,565     297,620     385,581


  Income tax expense               25,678       7,000      43,178      18,000

          Net income           $   70,954  $  253,565  $  254,442  $  367,581


EARNINGS PER SHARE:

          Net income per
           common share        $      .02  $      .06  $      .06  $      .09

  Weighted average number of
   shares outstanding           4,060,714   4,060,714   4,060,714   4,051,785

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                    1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  254,442      $  367,581
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                     409,539         335,269
     Deferred income taxes                           42,000          18,000
     Issuance of common stock as compensation            --          26,200
     Other                                            1,096           1,096
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                            444,859         135,544
       Inventories                                   11,834          16,244
       Prepaid expenses and other                   (10,567)          3,929
       Investments                                   21,041         (21,046)
      Increase (decrease) in:
       Accounts payable                            (873,421)       (482,120)
       Accrued expenses                             (65,682)        (44,682)

           Net cash provided by
            operating activities                    235,141         356,015

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (340,302)       (196,565)
  Other                                                 136          (6,823)

          Net cash used in investing activities    (340,166)       (203,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                425,000              --
  Principal payments on long-term debt             (141,600)       (255,794)
  Debt issue costs                                       --          (2,936)

          Net cash provided by (used in)
           financing activities                     283,400        (258,730)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     178,375        (106,103)

CASH AND EQUIVALENTS, beginning of period           754,888         392,078

CASH AND EQUIVALENTS, end of period              $  933,263      $  285,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                    $   55,038      $   63,431
     Income taxes                                     1,178           1,946

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996.

     The results of operations for the periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

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


Results of Operations - Three Months and Six Months Ended June 30, 1997
                        compared to Three Months and Six Months Ended June 30, 1996

       Information concerning the Company's oil and gas operations for the three months and six months ended June 30, 1997, is set forth in the table below:

                            Oil and Gas Operations

                         Three Months    % Change      Six Months    % Change
                             Ended       From 1996       Ended       From 1996
                         June 30, 1997    Period     June 30, 1997    Period

Oil and gas production
 sold (BOE)                   50,674        20%           95,765        11%

Average price per BOE     $    15.49       (11%)      $    16.82         3%

Oil and gas revenue       $  784,809         7%       $1,611,190        14%

Production costs          $  285,663        21%       $  630,337        28%

Average production cost
 per BOE                  $     5.64         1%       $     6.58        16%


        Oil and gas production sold for the three months ended June 30, 1997, increased 8,400 barrels or 20% compared to the same period in 1996. Production sold for the six months ended June 30, 1997, increased 9,200 barrels or 11% compared to the same period in 1996. Both of these increases were primarily due to new production from the Company's Oscar Fossum H3 horizontal well
(.67 net) that was completed and put on production in December 1996.

        Oil and gas revenue increased $51,000 or 7% for the three months ended June 30, 1997, compared to the same period in 1996. This increase was due to the 20% higher sales volume which was partially offset by an 11% lower average price per BOE in the second quarter of 1997 compared to the second quarter 1996. Oil and gas revenue for the six months ended June 30, 1997, increased $194,000 or 14% compared to the same period in 1996. This increase was due to the 11% higher sales volume coupled with a 3% higher average price per BOE that existed in the first half of 1997 compared to 1996. The fluctuation in oil prices for the three- and six-month periods ended June 30, 1997, resulted from shifting world oil markets during the first half of 1997.

        Production costs for the three months ended June 30, 1997, increased $50,000 or 21% compared to the same period in 1996 due to increased workover activities in the second quarter, 1997 together with a general increase in production related good and services. Production costs for the 1997 six-month period increased $138,000 or 28% over the same period in 1996 due to the higher second quarter, 1997 production costs discussed above and to higher winter-related production costs in the first quarter of 1997. Production costs expressed on a per equivalent barrel basis were essentially stable in the three-month period ended June 30, 1997 but were still 16% higher in the first half of 1997 again, due to the higher winter-related production costs in the first quarter, 1997.

        Information concerning the Company's leonardite operations for the three months and six months ended June 30, 1997, is set forth in the table below:

                             Leonardite Operations

                         Three Months    % Change      Six Months    % Change
                             Ended       From 1996       Ended       From 1996
                         June 30, 1997    Period     June 30, 1997    Period

Leonardite production
 sold (tons)                   1,283        (43%)          3,673      (9%)

Average  revenue per ton  $    93.09         --       $    85.06     (13%)

Leonardite revenue        $  119,438        (43%)     $  312,412     (21%)

Cost of leonardite sold   $  120,901        (22%)     $  292,786      (9%)

Average production cost
 per ton                  $    94.23         38%      $    79.71       1%


        Leonardite production sold decreased 978 tons or 43% and 378 tons or 9%, respectively, for the three- and six-month periods ended June 30, 1997, compared to the equivalent periods in 1996. Management believes these lower sales levels which were all in the second quarter, 1997, resulted primarily from the inability of the Company to secure railroad cars in order to maintain adequate inventory in the Company's contracted Gulf Coast warehouse. Due to this, the Company lost sales to some of its customers because it could not have product available in the warehouse for customers who normally buy less than rail car quantities. The Company has always been subject to rail car availability in order to ship product to the warehouse but the situation degraded in the second quarter, 1997, after the merger of the Burlington Northern and Santa Fe railroads. Since June 30, 1997, it appears the rail car situation is improving.

        Leonardite revenue decreased $91,000 or 43% and $82,000 or 21%, respectively, for the three- and six-month periods ended June 30, 1997. These decreases are due to lower sales discussed above. Revenue per ton for the three months ended June 30, 1997, was essentially stable but the six-month period was still lower due to a larger percentage of basic product sales that occurred in the first quarter, 1997. The Company's basic product has lower processing costs and selling prices. This caused revenue per ton to be 13% lower for the six-month period compared to the same period in 1996.

        Cost of leonardite sold decreased $33,000 or 22% and $28,000 or 9% for the three- and six-month periods, respectively. These decreases were primarily due to the lower sales levels previously discussed. Average production costs for the three months ended June 30, 1997, increased $26 per ton or 38% due to the decline in sales which spread fixed costs over substantially fewer tons sold.


                             Consolidated Analysis

         Total operating revenues decreased $40,000 or (4%) and increased $112,000 or 6%, respectively, for the three- and six-month periods ended June 30, 1997, compared to the same periods in 1996. The three-month decrease was entirely due to lower leonardite sales. The six-month increase was due to the increased oil production. Total operating expenses increased $119,000 or 18% and $204,000 or 15% for the three- and six-month periods of 1997, respectively, compared to the same periods in 1996. These increases were primarily due to increases in oil and gas production costs and depreciation and depletion. Operating income decreased in both the three- and six-month periods because operating costs increased more than revenue as discussed above.

         After a provision for income taxes, the result of consolidated operations yielded net income of $71,000 or $.02 per share for the second quarter of 1997 compared to $254,000 or $.06 per share for the second quarter 1996. Net income for the first half of 1997 was $254,000 or $.06 per share compared to $368,000 or $.09 per share for the first half of 1996.


                        Liquidity and Capital Resources

        At June 30, 1997, the Company had working capital of $363,000 compared to working capital of $205,000, at December 31, 1996. The Company's current ratio was 1.27 to 1 at June 30, 1997, compared to 1.11 to 1 at year end 1996. The $158,000 increase in working capital in the first half of 1997 was primarily due to the Company borrowing $283,000 more than it paid down on its existing line of credit to partially fund the drilling and completion of its fourth horizontal well coupled with the reduction of payables in the first quarter related to the Company's third horizontal well.

        Net cash provided by operating activities was $235,000 for the six months ended June 30, 1997, compared to $356,000 for the same period in 1996. The decrease in 1997 operating cash flows was primarily because of the decrease in net income as discussed in the results of operations section. Cash was also utilized to make payments of $340,000 for additions to property, plant and equipment and $142,000 for payments on long-term debt.

       Management believes its future cash requirements can be met by cash flows from operations. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


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

        None.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

        The Annual Meeting of the Registrant was held on June 12, 1997. Directors elected were Paul Krile, Dennis Hoffelt, J. P. Vickers, Cathy Kruse, and Joseph Montalban.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

        A.  Exhibits

            Exhibit 27.  Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


August 13, 1997


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer