Form 10-Q
period 1997-09-30
GEORESOURCES INC
filed 1997-11-12
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended September 30, 1997.

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

                   ________________________________________

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


          Class                            Outstanding at October 31, 1997
      Common Stock                               4,097,214 shares
(par value $.01 per share)

                   ________________________________________


                              GEORESOURCES, INC.
                                    INDEX



                                                               PAGE
                                                              NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets                                 3
      (September 30, 1997 and December 31, 1996)

    Consolidated Statements of Operations                       4
      (Three months ended September 30, 1997 and 1996
      and nine months ended September 30, 1997 and 1996)

    Consolidated Statements of Cash Flows                       5
      (Nine months ended September 30, 1997 and 1996)

    Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7


PART II. OTHER INFORMATION                                     11


                         PART I. FINANCIAL INFORMATION
                         ITEM 1. Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               September 30,   December 31,
                                                   1997            1996
ASSETS
CURRENT ASSETS:
  Cash and equivalents                         $   287,519     $   754,888
  Trade receivables, net                           691,345         936,045
  Inventories                                      281,138         251,499
  Prepaid expenses                                  36,133          18,201
  Investments                                       35,649          57,771

          Total current assets                   1,331,784       2,018,404

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 18,089,302      16,450,061
     Properties not subject to amortization        116,863          93,640
  Leonardite plant and equipment                 3,211,825       3,216,597
  Other                                            703,568         693,641

                                                22,121,558      20,453,939
  Less accumulated depreciation, depletion,
   amortization and impairment                 (15,317,133)    (14,708,047)

          Net property, plant and
           equipment                             6,804,425       5,745,892

OTHER ASSETS:
  Mortgage loan receivable, related party          103,321         103,321
  Other                                             40,791          42,348
          Total other assets                       144,112         145,669

TOTAL ASSETS                                   $ 8,280,321     $ 7,909,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $   884,388     $ 1,343,677
  Current maturities of long-term debt             283,200         283,200
  Accrued expenses                                 104,111         186,064

          Total current liabilities              1,271,699       1,812,941

LONG-TERM DEBT, less current maturities          1,210,697         998,097

DEFERRED INCOME TAXES                              281,000         225,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,089,714 and
   4,060,714 shares, respectively                   40,897          40,607
  Additional paid-in capital                       872,247         829,757
  Retained earnings                              4,603,781       4,003,563

          Total stockholders' equity             5,516,925       4,873,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 8,280,321     $ 7,909,965

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  1997        1996        1997        1996

OPERATING REVENUES:
  Oil and gas sales            $  880,062  $  728,805  $2,491,252  $2,145,970
  Leonardite sales                268,308     207,451     580,720     601,724

                                1,148,370     936,256   3,071,972   2,747,694


OPERATING COSTS AND EXPENSES:
  Oil and gas production          284,886     274,657     915,223     766,773
  Cost of leonardite sold         149,678     134,971     442,464     456,220
  Depreciation and depletion      247,816     168,024     657,355     503,293
  Selling, general and
   administrative                  79,524      74,519     340,578     315,161

                                  761,904     652,171   2,355,620   2,041,447

          Operating income        386,466     284,085     716,352     706,247


OTHER INCOME (EXPENSE):
  Interest expense                (34,269)    (27,356)    (89,307)    (90,787)
  Interest income                   7,685       4,359      20,007      12,105
  Other income and
   losses, net                      6,225       5,420      16,675      24,524

                                  (20,359)    (17,577)    (52,625)    (54,158)

          Income before income
           taxes                  366,107     266,508     663,727     652,089


  Income tax (expense) benefit    (20,331)     24,000     (63,509)      6,000

          Net income           $  345,776  $  290,508  $  600,218  $  658,089


EARNINGS PER SHARE:

          Net income per
           common share        $      .08  $      .07  $      .15  $      .16

  Weighted average number of
   shares outstanding           4,085,333   4,060,714   4,069,010   4,054,783

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                  1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  600,218      $  658,089
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                   657,355         503,293
     Deferred income taxes                         56,000         (86,000)
     Issuance of common stock as compensation      30,600          26,200
     Other                                          1,644           1,644
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          244,700          61,598
       Inventories                                (29,639)        (12,418)
       Prepaid expenses and other                 (17,932)        (12,492)
       Investments                                 22,122         (50,753)
      Increase (decrease) in:
       Accounts payable                          (356,233)       (432,855)
       Accrued expenses                           (81,953)        (86,696)
       Income taxes payable                            --          80,000

           Net cash provided by
            operating activities                1,126,882         649,610

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment   (1,818,944)       (252,403)
  Other                                               (87)        (11,269)

          Net cash used in
           investing activities                (1,819,031)       (263,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings              425,000              --
  Principal payments on long-term debt           (212,400)       (383,723)
  Issuance of common stock                         12,180              --
  Debt issue costs                                     --          (2,936)

          Net cash provided by (used in)
           financing activities                   224,780        (386,659)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (467,369)           (721)

CASH AND EQUIVALENTS, beginning of period         754,888         392,078

CASH AND EQUIVALENTS, end of period            $  287,519      $  391,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                  $   89,307      $   90,787
     Income taxes                                   7,509           2,151

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996.

    The results of operations for the periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


Results of Operations - Three Months and Nine Months Ended September 30, 1997
                        compared to Three Months and Nine Months Ended September 30, 1996

       Information concerning the Company's oil and gas operations for the three months and nine months ended September 30, 1997, is set forth in the table below:

                            Oil and Gas Operations

                         Three Months    % Change     Nine Months    % Change
                             Ended       From 1996       Ended       From 1996
                        Sept. 30, 1997    Period     Sept. 30, 1997    Period

Oil and gas production
 sold (BOE)                   56,569        37%           152,334        19%

Average price per BOE     $    15.56       (12%)       $    16.35        (3%)

Oil and gas revenue       $  880,062        21%        $2,491,252        16%

Production costs          $  284,886         4%        $  915,223        19%

Average production cost
 per BOE                  $     5.04       (24%)        $    6.01        --%


       Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), increased 15,200 BOE or 37% and 24,500 BOE or 19% for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The increases in oil and gas production sold during both periods were due in varying degrees to three primary factors: 1.) New production contributed by the Company's Oscar Fossum H3 horizontal well (.67 net) that began producing in December 1996, 2.) New production contributed by the Company's Ballantyne-State/Steinhaus H1 horizontal well (1.00 net) that began producing in August 1997 and, 3.) Production increases from existing vertical wells resulting from an ongoing 1997 workover program.

        Oil and gas revenue increased $151,000 or 21% during the third quarter of 1997 compared to the same quarter in 1996. This increase resulted from the 37% production increase previously discussed and a 12% lower average oil price in third quarter 1997 compared to third quarter 1996. Oil and gas revenue for the nine months ended September 30, 1997, was up $345,000 or 16% more than the same period in 1996. This increase resulted from the 19% production increase discussed above combined with a 3% lower average oil price for the nine months ended September 30, 1997, compared to the same period in 1996.

        Oil and gas production costs increased $10,200 or 4% and $148,500 or 19% for the three- and nine-month periods, respectively, when compared to the same periods in 1996. These increases in production costs were the result of higher production taxes from higher oil production levels in the first three quarters of 1997, higher winter-related production costs in the first quarter of 1997 and costs of the ongoing workover program in 1997. Production costs expressed on a per barrel of oil equivalent basis, however, were lower for the three month period and essentially flat for the nine month period when compared to the same periods in 1996. Per barrel production costs were lower in the 1997 three-month period because production costs were only 4% higher while production sold advanced 37% which spread costs over substantially more barrels.

        Information concerning the Company's leonardite operations for the three months and nine months ended September 30, 1997, is set forth in the table below:

                             Leonardite Operations

                         Three Months    % Change     Nine Months    % Change
                             Ended       From 1996       Ended       From 1996
                        Sept. 30, 1997    Period     Sept. 30, 1997   Period

Leonardite production
 sold (tons)                   2,871        31%             6,544         5%

Average revenue per ton   $    93.45        (1%)       $    88.74        (8%)

Leonardite revenue        $  268,308        29%        $  580,720        (3%)

Cost of leonardite sold   $  149,678        11%        $  442,464        (3%)

Average production cost
 per ton                  $    52.13       (15%)       $    67.61        (7%)


        Leonardite production sold increased 677 tons or 31% and 299 tons or 5%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the equivalent periods in 1996. Management believes these higher production levels result from continued moderate increases in domestic oil and gas drilling activity, which in turn increased demand for the Company's leonardite products. Leonardite product shipments also benefited from some recent improvements in railcar availability compared to the second quarter of 1997; however, railroad transportation in general has always been fraught with difficulties and the Company expects railroad transportation will continue to be troublesome from time to time in the future.

        Leonardite revenue increased $60,900 or 29% and decreased $21,000 or 3%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The higher revenue in the three-month period was due to the higher product sales discussed above. The slightly lower revenue in the nine-month period occurred because the higher revenue in the three months ended September 30, 1997 did not fully make up for the substantially lower revenue that occurred in the second quarter of 1997. Average revenue per ton for the three months ended September 30, 1997 was essentially stable but the nine-month period was still lower due to a larger percentage of basic product sales that occurred in the first quarter of 1997. The Company's basic product has lower processing costs and selling prices.
This caused revenue per ton to be 8% lower for the nine-month period compared to the same period in 1996.

        Cost of leonardite sold increased $14,700 or 11% and decreased $13,800 or 3%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. The increase in the three-month period was due to increased production as discussed above; however, costs did not increase proportionately with production due to efficiencies gained by reaching higher production levels. Average per ton production costs decreased 15% and 7%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. These declines were also due to operating efficiencies gained by higher production levels.


                            Consolidated Analysis

        Total operating revenues increased $212,000 or 23% and $324,000 or 12%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996. These increases were due to the higher oil and leonardite sales previously discussed. Total operating expenses increased $110,000 or 17% and $314,000 or 15% for the three- and nine-month periods of 1997, respectively, compared to the same periods in 1996. These increases were primarily due to the higher oil and gas production costs discussed above coupled with higher depreciation and depletion expense. Depletion expense increased because it is calculated using a units of production method so that as oil production increases so does depletion. As a result of higher operating revenues and expenses, operating income increased $102,000 or 36% and $10,000 or 1%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996.

         Nonoperating expenses for both the three- and nine-month periods ended September 30, 1997, were relatively unchanged when compared with the prior year's periods. As a result, before tax income rose $99,600 or 37% and $11,600 or 2%, respectively, for the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996.

        Income tax expense was $20,300 and $63,500 for the 1997 three- and nine-month periods, respectively, compared to a tax benefit of $24,000 and $6,000, respectively, for the same two periods in 1996. Income taxes for each period primarily consist of the effect of the net changes in the Company's deferred tax assets and liabilities and therefore bear little relationship to income. Of the total tax amounts expensed in the 1997 periods, $14,000 and $56,000 of those taxes, respectively, were deferred income taxes for the three- and nine-month periods

         After income taxes, consolidated operations yielded a net income of $345,800 or $.08 per share for the third quarter of 1997 compared to $290,500 or $.07 per share for the third quarter of 1996. Net income for the nine months ended September 30, 1997, was $600,200 or $.15 per share compared to $658,000 or $.16 per share in the same period of 1996.


                        Liquidity and Capital Resources

        At September 30, 1997, the Company had working capital of $60,100 compared to working capital of $205,500 at December 31, 1996. The Company's current ratio was 1.05 to 1 at September 30, 1997, compared to 1.11 to 1 at year-end 1996. The $145,400 change in working capital was primarily due to the Company borrowing $212,600 more than it paid down on its existing line of credit to partially fund the drilling and completion of its third and fourth horizontal wells.

        Net cash provided by operating activities was $1,127,000 for the nine months ended September 30, 1997, compared to $650,000 for the same period in 1996. The increase in 1997 operating cash flows was primarily due to the 16% increase in oil revenue. Cash was utilized to make payments of $1,819,000 for additions to property, plant and equipment, primarily for the drilling and completion of the Oscar Fossum H3 and Ballantyne-State/Steinhaus H1 wells, and $212,400 for payments on long-term debt.

        Management believes the Company's future cash requirements can be met by cash flows from operations or cash flows coupled with other potential means of capital funding. Future cash requirements might be provided by possible forward sales of oil reserves or additional debt or equity financing.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Reference is made to Part l, Item 3 of the Company's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 1996, concerning legal proceedings for discussion on the matter of GeoResources, Inc., vs. MDU Resources Group, Inc., et al. That discussion is specifically incorporated herein by reference. Other than the foregoing legal matter, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submissions of Matters to a Vote of Securities Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

       (a) For a list of exhibits of the Company, see Item 14(c) of its Annual Report on Form 10K for the fiscal year ended December 31, 1996, which is specifically incorporated herein by reference. A financial date schedule (Exhibit 27 is attached hereto.) All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997.


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


November 11, 1997


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer