Form 10-K405
period 1997-12-31
GEORESOURCES INC
filed 1998-03-31
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
___X___ Annual Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 1997. _______ Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to ______.

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
	Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, par value $0.01
                   ----------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
                   ----------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  _X_
                   ----------------------------------------
The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 20, 1998, was approximately $5,328,806 (based on the closing price of the Registrant's common stock on the NASDAQ system on such date.)

Shares  of  $0.01  par value  Common  Stock  outstanding  at  March 20,
1998:  4,097,214
                   ----------------------------------------
                  Documents Incorporated By Reference - None


                                   PART I.

ITEM 1.	BUSINESS

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

	Information contained in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or
"continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

	The future results of the Company may vary materially from those anticipated by management and may be affected by various trends and factors which are beyond the control of the Company. These risks include the competitive environment in which the Company operates, changing oil and gas prices, the demand for oil, gas and leonardite, availability of drilling rigs, dependence upon key management personnel and other risks described herein.


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

	As of December 31, 1997, the Registrant had developed oil and gas leases covering approximately 12,163 net acres in Montana and North Dakota, and during 1997 sold an average 584 net equivalent barrels of oil per day from 94 gross (66.80 net) producing wells located primarily in North Dakota.

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

	In 1997, the Company's leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity declined substantially in the mid 1980's and has remained at relatively low levels for the past several years. The Registrant has no significant supply contracts with individual customers.


        Status of Products, Services or Industry Segments in Development

	The Company owns 82% of the stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 6,713 gross acres (6,479 net) on a gas prospect located in the State of Washington. Activities in 1997 consisted of a small amount of geological field work in an effort to further define the prospect. The Company does not expect to devote any substantial resources to this project in 1998.

	In addition to its two principal business segments, the Registrant owns a nonproducing silver property in Arizona. (See Item 2.) The Company also owns a minor amount of geothermal and other mineral rights located in Oregon. The Registrant does not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 1998.


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


	Major Customers

	In 1997, Registrant sold its crude oil to 20 purchasers. Koch Oil Company was the major customer, accounting for approximately 86% of the Registrant's oil and gas revenue in 1997 or approximately 71% of the Registrant's total operating revenue. Management believes there are other crude oil purchasers to whom the Company would be able to sell its oil if it lost any of its current customers.

	In 1997, the Registrant sold leonardite products to 43 customers. The largest customer in 1997 for leonardite products made purchases totaling 17% of the Registrant's mining and manufacturing revenue or approximately 3% of the Registrant's total operating revenue.


	Backlog Orders, Research and Development

	The Registrant does not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, the Registrant enters into short-term contracts to deliver quantities of oil or gas; however, no significant backlog exists. The Company's oil and gas division order contracts and off lease marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions and generally do not require long-term delivery of fixed quantities of oil or gas. In December 1997, the Company entered into a Volumetric Production Payment with Koch Producer Services, Inc., to deliver 75 barrels of oil per day to Koch from one of the Company's properties. This agreement provides for delivery of fixed quantities of oil for one year. The Registrant has not spent any material time or funds on research and development, and does not expect to do so in the foreseeable future.


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


	Environmental Regulations

	All of the Registrant's operations are generally subject to federal, state or local environmental regulations. The Registrant's oil and gas business segment is affected particularly by those environmental regulations concerned with the disposal of produced oilfield brines and other oil-related wastes. The Registrant's leonardite mining and processing segment is also subject to numerous state and federal environmental regulations, particularly those concerned with air contaminant emission levels of the Company's processing plant, and mine permit and reclamation regulations pertaining to surface mining at the Company's leonardite mine. The Company believes that maintenance of acceptable air contaminant emission levels at its processing plant could become more costly in the future if plant production increases substantially above 1997 levels. Management believes significantly higher plant utilization would increase emission levels and could make it necessary to replace or upgrade air quality control equipment. Future environmental compliance costs that might be required to upgrade the equipment are not known at this time.


	Foreign Operations and Export Sales

	The Registrant has no production facilities or operations in foreign countries and has no direct export sales. Some of the Company's leonardite products are sold to distributors in the United States who in turn export these products.


	Employees

	As of March 15, 1998, the Registrant had 13 full-time employees.


ITEM 2.	PROPERTIES

	The Registrant's properties consist of four main categories:
Office, leonardite plant and mine, oil and gas, and a nonproducing silver property. Certain of these properties are mortgaged to the Company's bank. See Note F to the Financial Statements for further information.


	Office

	The Registrant owns a 17,500 square foot office building which is located on a one-acre lot in Williston, North Dakota. The Company utilizes approximately 5,000 square feet of the building and rents the remainder to unaffiliated businesses.


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

                               Finished         Average
                               Products       Sales Price
                Year            (Tons)          Per Ton

                1997            8,094           $ 94.44
                1996            8,909           $ 94.49
                1995            7,528           $ 93.51

	The Registrant's leonardite mining properties consist of a developed lease from private parties and one undeveloped lease from the United States Department of the Interior, Bureau of Land Management. The leased land is located about one mile from the plant site in Williams County, North Dakota. The private-party (fee) lease totals approximately 160 acres. The federal lease from the Bureau of Land Management (BLM) covers 160 undeveloped acres. In 1994, the Company formed a 240-acre logical mining unit (LMU), in accordance with BLM regulations, consisting of 80 acres of the fee lease and 160 acres of the BLM lease. This LMU allows current operations on the fee lease to satisfy diligent development and other requirements for 160 acres of the BLM lease. Management believes the leonardite contained in the 240-acre LMU is sufficient to supply its plant's raw material requirements for many years and that before these reserves were exhausted, the Company would be able to acquire other fee or federal coal leases in the same area.


	Oil and Gas Properties

	The Registrant owns developed oil and gas leases totaling 16,680 gross (12,163 net) acres as of March 15, 1998, plus associated production equipment and also owns a number of undeveloped oil and gas leases. The acreage and other additional information concerning the Registrant's oil and gas operations are presented in the following tables.


	Estimated Net Quantities of Oil and Gas and Standardized
Measure of Future Net Cash Flows All the Registrant's oil and gas reserves are located in the United States. Information concerning the estimated net quantities of all the Registrant's proved reserves and the standardized measure of future net cash flows from such reserves is presented as unaudited supplementary information following the Financial Statements in Item 8. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum-engineering firm in Williston, North Dakota. The Registrant has no long-term supply or similar agreements with foreign governments or authorities, and the Registrant does not own an interest in any reserves accounted for by the equity method.


	Net Oil and Gas Production, Average Price and Average
Production Cost The net quantities of oil and gas produced and sold for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

                                  Oil & Gas

                                            Average    Average
           Net         Net        Net         Oil        Gas     Average
           Oil         Gas     Oil & Gas     Sales      Sales      Prod.
          Prod.       Prod.      Prod.       Price      Price    Cost Per
Year     (Bbls)       (MCF)      (BOE)*     Per Bbl    Per MCF     BOE**

1997     211,266     10,408     213,001     $16.15     $ 1.30     $ 6.27
1996     166,810     13,167     169,005     $17.67     $ 1.29     $ 6.40
1995     151,467     13,061     153,644     $14.24     $ 0.98     $ 6.18
------------------------
*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


	Gross and Net Productive Wells  As of March 15, 1998, the
Registrant's total gross and net productive wells were as follows:

                              Productive Wells*

              Oil                                     Gas
Gross Wells          Net Wells          Gross Wells          Net Wells
    96                 67.78                24                 24.00
------------------------
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells. Productive wells are producing wells plus shut-in wells the Company deems capable of production.


	Gross and Net Developed and Undeveloped Acres As of March 15, 1998, the Registrant had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*

                    Developed            Undeveloped              Total
                 Gross       Net       Gross       Net       Gross       Net

Montana          9,000      7,627     17,377     17,312     26,377     24,939
North Dakota     7,680      4,536     30,842     11,029     38,522     15,565
Washington           0          0      6,713      6,479      6,713      6,479
ALL STATES      16,680     12,163     54,932     34,820     71,612     46,983
------------------------
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests the Company owns in gross acres.


	Exploratory Wells and Development Wells For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by the Company was as set forth below.

            Net Exploratory             Net Development         Total Net
Year         Wells Drilled               Wells Drilled        Wells Drilled
        Productive       Dry        Productive       Dry

1997       0.00          0.02          1.67          0.00          1.69
1996       0.00          0.08          0.67          0.00          0.75
1995       0.00          0.00          1.34          0.00          1.34


	Present Activities From January 1, 1998 to March 15, 1998, the Registrant had one gross (.67 net) horizontal well in the process of drilling. This well was completed and put on production prior to March 15, 1998, and it is therefore included in the previous table titled "Gross and Net Productive Wells".


	Supply Contracts or Agreements The Registrant is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


	Reserve Estimates Filed with Agencies No estimates of total proved net oil and gas reserves for the year ended December 31, 1997 have been filed with any federal authority or agency. Other than the estimates of reserves at December 31, 1996, filed with the Securities and Exchange Commission, the Registrant did not file reserve reports with any other federal agencies within the past 12 months.


	Silver Property

	The Registrant owns seven patented mining claims and 15 unpatented mining claims in Pinal County, Arizona. These claims, known as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last ore production was in 1989 under a lease arrangement. In 1993, the Registrant entered into a License Agreement with another company to allow commercial rock production from the patented claims. The Registrant receives a royalty of $2 per ton for rock severed from the property. No commercial rock production occurred in 1997. No mining activities are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 1998; however, it continues to investigate ways to further exploit the property.

ITEM 3.	LEGAL PROCEEDINGS

	On May 12, 1989, the Company filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce the Company into modifying the contract. The defendants answered the Complaint on June 1, 1989. Afterwards, no further materials were filed with the court, but the Company believed that the case remained pending. The Company contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, the Company contacted the court in September 1996 and was informed by the court that the case had been dismissed in 1991. On January 15, 1997, the Company refiled its action against MDU Resources Group, Inc. Management cannot predict the outcome of this action, although the Company intends to pursue its available remedies.

	Other than the foregoing legal proceeding, the Company is not a party, nor is any of its property subject to, any pending material legal proceedings. The Company knows of no legal proceedings contemplated or threatened against it.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of 1997, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The Registrant's Common Stock trades on the Nasdaq SmallCap Stock Market under the Symbol "GEOI." The following table sets forth for the period indicated the lowest and highest trade prices for the Registrant's Common Stock as reported by the Nasdaq SmallCap Stock Market. These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

                                              Trade Price
      Calendar                            Lowest        Highest
        1996         1st Quarter          $1.25          $1.63
                     2nd Quarter          $1.44          $2.06
                     3rd Quarter          $1.38          $1.88
                     4th Quarter          $1.50          $4.38
        1997         1st Quarter          $3.04          $3.21
                     2nd Quarter          $2.83          $2.98
                     3rd Quarter          $3.39          $3.61
                     4th Quarter          $2.52          $2.65

	As of March 15, 1998, there were approximately 1,300 holders of record of the Registrant's Common Stock. Management believes that there are also approximately 750 additional beneficial owners of common stock held in "street name".

	The Registrant has never declared or paid a cash dividend on its Common Stock nor does it anticipate that dividends will be paid in the near future. Further, certain of the Company's financing agreements restrict the payment of cash dividends. See Note F to the Financial Statements for further information.


ITEM 6.	SELECTED FINANCIAL DATA

                 1997        1996         1995         1994         1993
Operating
Revenue      $ 4,189,793  $ 3,806,790  $ 2,874,001  $ 2,442,850  $ 2,375,150

Income (Loss)
Before Cumula-
tive Effect
of Accounting
Change       $   766,265  $   733,726  $   303,889  $    40,141  $(1,654,090)

Net Income
(Loss)       $   766,265  $   733,726  $   303,889  $    40,141  $(1,077,090)

Income (Loss)
Per Share From
Continuing
Operations   $       .19  $       .18  $      . 08  $       .01  $      (.41)

Net Income
(Loss)
Per Share    $       .19  $      . 18  $      . 08  $       .01  $      (.27)

AT YEAR END:
Total Assets $ 8,032,328  $ 7,909,965  $ 6,690,285  $ 5,796,354  $ 5,856,396

Long-term
Debt         $   666,000  $   998,097  $   958,330  $   787,035  $ 1,019,792

Current
Maturities   $   457,097  $   283,200  $   511,594  $   385,219  $   371,677

Working
Capital      $    18,240  $   205,463  $  (171,949) $   (86,786) $   149,646
(Deficit)

Stockholders'
Equity       $ 5,691,597  $ 4,873,927  $ 4,114,001  $ 3,798,549  $ 3,758,408



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

INTRODUCTION

	The Company operates through two primary segments: 1) oil and gas exploration and production; and 2) leonardite mining and processing wherein the Company's major products are oil and gas drilling mud additives. Each of the Company's segments is discussed herein.


BUSINESS ENVIRONMENT AND RISK FACTORS

	The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, oil and gas prices, demand for oil, gas and leonardite, availability of drilling rigs, dependence upon key management personnel, and other uncertain business conditions that may affect the Company's business.

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


RESULTS OF OPERATIONS

Comparison of 1997 to 1996 Revenue and Gross Margin

	Oil and gas sales were $3,425,000 in 1997 compared to $2,965,000 in 1996, an increase of $460,000 or 16%. This increase in revenue was due to a 9% decrease in average oil prices and a 26% increase in the volume of oil and gas sold. The 1997 average oil price per barrel was $16.15 compared to an average of $17.67 in 1996. The Company periodically uses various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge against the risks of oil price declines. See Note K to the Financial Statements for further information. The volume of oil and gas sold in 1997 increased to 213,000 barrels of oil equivalent (BOE) from 169,000 BOE in 1996. The lower 1997 average oil price resulted from moderately lower world oil prices that existed during 1997. The higher 1997 production volumes resulted from production contributed by horizontal wells the Company has drilled in recent years. The horizontal well that had the largest impact on production in 1997 compared to 1996 was the Oscar Fossum H3 that began production in December 1996.

	Oil and gas production costs were $1,336,000 in 1997 compared to $1,082,000 in 1996, an increase of $254,000 or 23%. About two-thirds of the increase resulted from two factors, the first being the Company's increased workover activity in 1997, and the second, increased repairs and maintenance on the Company's oil and gas production facilities. For many years before the Company drilled its first horizontal well in 1995, cash flow was substantially lower, and therefore, non-essential repairs and maintenance of production equipment were often deferred in order to minimize production expense and conserve cash flow. During 1997, with substantially more cash flow available, the Company performed many repairs and maintenance on production equipment in an effort to improve their operating condition and efficiency. The remaining one-third of the increase in oil and gas production costs was due to smaller increases in many expense categories due to either increased costs of goods or the Company's increased production levels. For example, production taxes increased $13,000 due to the higher oil sales, electrical power increased $35,000 due to more wells using power, and contract pumping services increased $26,000 due to a rate increase and more wells. Even with these higher production costs, however, production costs expressed on a per-equivalent-barrel basis remained relatively stable, averaging $6.27 for 1997 compared to $6.40 for 1996. The stability in per barrel costs was due to increased production which spread the costs over more barrels. Gross margin for 1997 oil and gas operations before deductions for depletion and selling, general and administrative expenses increased to $2,090,000, or 61% of revenue, compared to $1,883,000, or 63% of revenue, for 1996. The stability in 1997 gross margin as a percentage of revenue was due to oil revenues increasing the same percentage as production costs.

	Leonardite product sales were $764,000 in 1997 compared to $842,000 in 1996, a decrease of $77,000, or 9%. This decrease was due to a 9% decrease in tonnage sold in 1997 resulting from weaker demand for the Company's products in the fourth quarter of 1997. Production sold in 1997 was 8,094 tons at an average price of $94.44, compared to 8,909 tons at an average price of $94.49 for 1996.

	Cost of leonardite sold was $598,000 in 1997 compared to $667,000 in 1996, a decrease of $70,000 or 10%. This decrease resulted from the 9% decrease in 1997 tonnage sold. Production costs per ton were $73.86 and $74.92 for 1997 and 1996, respectively. Costs per ton were essentially stable for 1997 compared to 1996 and varied only slightly due to the ratio of basic products and specialty products processed in 1997 and 1996.

	Gross margin for 1997 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $167,000, or 22% of revenue, compared to $174,000, or 21% of revenue, for 1996. The relative stability in 1997 gross margin resulted from relatively equal declines in leonardite production costs compared to leonardite sales.


Comparison of 1997 to 1996 Consolidated Analysis

	Total revenue for 1997 increased $383,000, or 10%, to $4,190,000 from $3,807,000 in 1996. This increase was due to the higher oil and gas production previously discussed.

	Total operating costs for 1997 increased $310,000 or 11%, to $3,233,000 compared to $2,923,000 in 1996. These increased costs resulted from the higher oil and gas production costs previously discussed coupled with higher depreciation, depletion and amortization (DD&A) expenses. DD&A expenses were higher due to higher oil production levels that increased the oil depletion expense portion of DD&A.

	Higher 1997 total revenue, and to a lesser extent higher total operating costs, resulted in operating income of $957,000 for 1997 compared to $883,000 in 1996. Nonoperating expenses increased $16,000 from $64,000 in 1996 to $80,000 in 1997, yielding an income before taxes of $876,000 in 1997 compared to $819,000 in 1996.

	Income tax expense in 1997 was $110,000 compared to $86,000 in 1996. The expense amount for each year is reflective of the net changes in the Company's deferred-tax assets and deferred-tax liabilities under the provisions of SFAS No. 109 and include only a small amount of income taxes currently paid. See Notes A and G to the Financial Statements for further information.

	Net income for 1997 was $766,000 or 19 cents per share compared to a net income of $734,000 or 18 cents per share in 1996.


Comparison of 1996 to 1995 Revenue and Gross Margin

	Oil and gas sales were $2,965,000 in 1996 compared to $2,170,000 in 1995, an increase of $795,000 or 37%. This increase in revenue was due to a 24% increase in average oil prices and a 10% increase in the volume of oil and gas sold. The 1996 average oil price was $17.67 compared to an average of $14.24 in 1995. The Company periodically uses various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge the risks of oil price declines. See Note K to the Financial Statements for further information. The volume of oil and gas sold in 1996 increased to 169,000 BOE (Barrels of Oil Equivalent) from 154,000 BOE in 1995. The higher 1996 average oil price resulted from substantially higher world oil markets that existed during 1996. The higher 1996 production volumes resulted entirely from production contributed by the Company's Oscar Fossum H2 horizontal well (.67 net) that began production in December 1995.

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

	Income tax expense in 1996 was $86,000 compared to $28,000 in 1995. The expense amount for each year is reflective of the net changes in the Company's deferred tax assets and deferred tax liabilities under the provisions of SFAS No. 109 and include only a small amount of income taxes currently paid. See Notes A and G to the Financial Statements for further information.

	Net income for 1996 was $734,000 or 18 cents per share compared to a net income of $304,000 or 8 cents per share in 1995.


LIQUIDITY AND CAPITAL RESOURCES.

	At December 31, 1997, the Company had current assets of $1,358,000 compared to current liabilities of $1,340,000 for a current ratio of 1.01 to 1 and working capital of $18,000. This compares to a current ratio of 1.11 to 1 at December 31, 1996 and working capital of $205,000. The lower working capital for 1997 was primarily due to lower oil and gas receivables from lower year-end 1997 oil prices and the Company continuing to use cash and cash flow to drill additional horizontal wells.

	During the year ended December 31, 1997, the Company generated cash flows from operating activities of $2,228,000 which is $1,077,000 greater than the amount generated during 1996. This increase was due in a large part to increased oil production in 1997 coupled with other changes to current assets and liabilities. During the second quarter of 1997, the Company drilled the Ballantyne-State/Steinhaus H1 (BSS H1) horizontal well (1 gross, 1.0 net) in the Wayne Field, Bottineau County, ND; and the Company spudded a second horizontal well in the same field, the Oscar Fossum H4 (1 gross, .67 net) just before year-end 1997. The Oscar Fossum H4 was drilled and completed successfully, and was put on production in February 1998. The Company anticipates that cash flows from operations and funds available under a new 1997 $3,000,000 revolving line of credit will be sufficient to meet its short-term cash requirements. This new line of credit replaces the Company's prior 1995 line of credit and contains terms substantially the same as the 1995 line. It allows borrowings until January 5, 2001 with repayment of any amounts borrowed to begin by that date. The Company can select a repayment schedule of up to a maximum of 48 months.

        During 1997, the Company's investing activities used $2,707,000 of cash which was primarily for additions to property, plant and equipment. The additions to property and equipment consists of the approximate amounts as follows: Exploration and development costs of $2,553,000 that included the paid portion of costs for drilling and completing the Oscar Fossum H3 in late 1996 and the BSS H1 in mid-1997, proved property acquisition costs of $29,000 that included the cost of acquiring some small interests in several producing wells, unproved property costs of $55,000 primarily for oil and gas lease costs, delay rental costs of $27,000 and improvements to the Company's leonardite plant of $43,000.

	During 1997, the Company's financing activities also utilized $583,000 of cash for principal payments on long-term debt agreements. This amount consisted of $283,200 of regularly scheduled debt maturities for 1997 plus $300,000 that was paid down prior to terming out the Company's 1995 revolving line of credit in December 1997 and replacing it with the new 1997 $3,000,000 revolving line of credit discussed above.

	The sources of cash in 1997 for the investing and financing activities discussed above were the cash flows provided by operating activities, $425,000 of borrowings on the Company's 1995 revolving line of credit and a Volumetric Production Payment (VPP) with Koch Producer Services, Inc., that forward sold 27,375 barrels of oil from one of the Company's properties and provided the Company with cash of $364,550. A $300,000 portion of the VPP cash was then applied to partially pay down the 1995 revolving line of credit before terming it out as discussed above. The VPP agreement started December 1, 1997 and ends November 30, 1998. During that time, the Company's production is reduced by the 75 barrels of oil per day that is being delivered to Koch under the terms of the forward sale.

	Management estimates that the Company could incur development costs in 1998 in the range of $1,000,000 related to the Company's proved developed nonproducing and proved undeveloped oil and gas properties. Other planned expenditures for 1998 consist of delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 1998 principal payments required under existing debt agreements totals $457,000. The estimated amounts for exploration and development are uncertain because of the extremely low oil prices that exist as of March 1998. During March 1998, crude oil prices on the NYMEX have both declined to their lowest levels in nearly 10 years and then also regained nearly 25% of their value. These dramatic fluctuations are caused by the market's perception of what major oil producing countries will do to reduce oil production. The price the Company receives for its oil production is tied directly to world oil markets, and lower prices will reduce cash flow. The Company budgets and estimates its capital expenditures, but these estimates can change, either upward or downward, very quickly with the effects oil prices have on cash flow.

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


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth certain information concerning each director and executive officer of the Company:

                            Position(s) with       Period of Service as
Name and Age                the Company            a Director or Officer

Jeffrey P. Vickers          President and          Since 1982
    Age:  45                Director

Thomas F. Neubauer          Vice President         Since June 1992
    Age:  63                of Leonardite
                            Operations

Cathy Kruse                 Secretary,             Since October 1981;
    Age:  43                Treasurer and          October 1981 to May
                            Director               1985 and since June 1990;
                                                   since June 1996

H. Dennis Hoffelt           Director               From 1967 through June
    Age:  57                                       1986; and since June 1987

Joseph V. Montalban         Director               Since June 1996
    Age:  74

Paul A. Krile               Director               Since June 1997
    Age:  70

	All of the directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. The executive officers of the Company serve at the discretion of the Board of Directors.

	Jeffrey P. Vickers received a Bachelor of Science degree in Geological Engineering with a Petroleum Engineering option from the University of North Dakota in 1978. Prior to obtaining his degree, Mr. Vickers served two years overseas with the U.S. Army. In 1979, Mr. Vickers joined Amerada Hess Corporation as an Associate Petroleum Engineer in the Williston Basin. In 1981, Mr. Vickers was employed by the Company as the Drilling and Production Manager where he was responsible for providing technical assistance and supervision of drilling and production operations and generated development drilling programs. He became President of the Company on January 1, 1983. In June 1982, Mr. Vickers became a director of the Company.

	Thomas F. Neubauer is Vice President of Leonardite Operations and plant manager of the Company. Mr. Neubauer has been employed by the Company since July 1965.

	Cathy Kruse is Secretary, Treasurer and business office manager of the Company. Ms. Kruse graduated from the Atlanta College of Business in 1977 and was employed as a Legal Assistant for four years prior to her employment with the Company in May 1981. In June, 1996, Ms. Kruse became a director of the Company.

	H. Dennis Hoffelt has been President of Triangle Electric Inc., Williston, North Dakota, an electrical contracting firm, for over the past five years. He served as a director of the Company from 1967 through June of 1986 and was elected as a director again in 1987.

	Joseph V. Montalban has been a director of the Company since June 1996. He is a petroleum engineering consultant and was the founder of Mountain States Resources, Inc. and Monte Grande Exploration Ltd., the companies that merged to create MSR Exploration Ltd. He held various offices on the MSR Board until his resignation in 1994. Mr. Montalban is the President and Chief Executive Officer of Montalban Oil & Gas Operations, Inc.

	Paul A. Krile has been a director of the Company since June 1997. He has been the President and owner of Ranco Fertiservice, a manufacturer of dry fertilizer handling equipment, headquartered in Sioux Rapids, Iowa for more than the last five years.

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


ITEM 11. EXECUTIVE COMPENSATION

	The following table presents the aggregate compensation which was earned by the Chief Executive Officer for each of the past three years. The Company does not have an employment contract with any of its executive officers. With the exception of Jeffrey P. Vickers, no employee of the Company earned total annual salary and bonus in excess of $100,000. There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in any fiscal year covered by any table, other than what is set forth in the following table.

                          Summary Compensation Table

                                              Long Term Compensation
                  Annual Compensation           Awards          Payouts
                                                                           All
                                  Other  Restricted  Securities           Other
Name and                         Annual    Stock     Underlying  LTIP    Compen-
Principal       Salary   Bonus   Compen-  Award(s)     Options  Payouts  sation
Position  Year   ($)      ($)    sation     ($)        SARs(#)    ($)      ($)

Jeffrey   1997  $82,596  25,000   -0-       N/A       71,000      N/A    $8,747
P.        1996  $78,443   -0-     -0-       N/A         -0-       N/A   $11,766
Vickers   1995  $74,659   -0-     -0-      $925       35,000      N/A    $8,150
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

	If the Company achieves net income in a fiscal year, the Board of Directors may determine to contribute an amount based on the Company's profits to the Employees' Profit Sharing Plan and Trust adopted in December 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. The Company accrued a $21,508 contribution for 1997 with contributions for 1996 and 1995 being $60,000 and $35,000, respectively. As of December 31, 1997, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $366,000.

	Effective July 1, 1997, the Company executed an Adoption
Agreement Nonstandardized Code 401(k) Profit Sharing Plan that includes a 401(k) Plan into the existing Profit Sharing Plan. Eligible employees are allowed to defer up to 15% of their compensation with the Company matching up to 5%.


             Aggregated Option/SAR Exercises in last Fiscal Year
                         and FY-End Option/SAR Values

                                                             Value of
                                            Number of       Unexercised
                                           Unexercised     In-the-Money
                                           Options/SARs    Options/SARs
                Shares                     at FY-End(#)    at FY-End($)
              Acquired on     Value        Exercisable/    Exercisable/
Name          Exercise(#)   Realized($)   Unexercisable   Unexercisable
Jeffrey P.
Vickers, CEO      -0-           -0-         106,000/0       $245,125/0

	At the 1993 Annual Meeting of Shareholders, the Company's 1993 Employees' Incentive Stock Option Plan (the "Plan") was approved by shareholders. The purpose of the Plan is to enable the Corporation to attract persons of training, experience and ability to continue as employees and to furnish additional incentive to such persons, upon whose initiative and efforts the successful conduct and development of the business of the Corporation largely depends, by encouraging such persons to become owners of the common stock of the Corporation.

	The term of the Plan expires February 17, 2003, ten years from the date the Plan was approved by the Board of Directors. If within the duration of an option, there shall be a corporate merger consolidation, acquisition of assets or other reorganization; and if such transaction shall affect the optioned stock, the optionee shall thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to such transaction and the optionee had been a stockholder of the Corporation with respect to such shares.

	The Plan is administered by the Board of Directors. The exercise price of the common stock offered to eligible participants under the Plan by grant of an option to purchase common stock may not be less than the fair market value of the common stock at the date of grant; provided, however, that the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant in the event an optionee owns 10% or more of the common stock of the Corporation. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, options have been issued for 295,000 shares pursuant to the Plan.


                           Directors' Compensation

	The officers of the Company who are also directors receive no additional compensation for attendance at Board meetings. Directors, other than Jeffrey P. Vickers and Cathy Kruse, were paid $200 per month for Board meetings in 1997.


ITEM 12. SECURITES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth the number of shares of common stock beneficially owned by each officer, director and nominee for director of the Company and by all directors and officers as a group, as of March 15, 1998. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                  Name of Person
                  or Number of            Amount of
Class of          Directors and           Shares and Nature of    Percent
Securities        Officers as a Group     Beneficial Ownership    of Class

Common Stock,     Jeffrey P. Vickers      374,934-Direct and      9.2%
$.01 par value                                    Indirect(a)

Common Stock,     Paul A. Krile           207,500-Direct(b)       5.1%
$.01 par value

Common Stock,     Cathy Kruse             19,450-Direct(d)        (c)
$.01 par value

Common Stock,     Thomas F. Neubauer      20,500-Direct(e)        (c)
$.01 par value

Common Stock,     H. Dennis Hoffelt       39,000-Direct and       (c)
$.01 par value                                   Indirect(f)

Common Stock,     Joseph V. Montalban     463,800-Direct(g)       11.3%
$.01 par value

Common Stock,     Officers and            1,125,184-Direct and    27.5%
$.01 par value    Directors as                      Indirect
                  a Group-                (a)(b)(c)(d)(e)(f)(g)
                  (six persons)
------------------------
(a) Included in the 374,934 shares listed for Jeffrey P. Vickers are 139,634 shares owned directly by him, 2,500 in a self-directed individual retirement account, 70,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 30,000 shares held by him as custodian for his three minor children. Also included are 106,000 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(b)  Mr. Krile has sole voting and investment powers over these shares.

(c)  Less than 1%.

(d) Included in the 19,450 are 14,500 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(e) Included in the 20,500 are 9,500 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

(f) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 27,500.

(g) Mr. Montalban has sole voting and investment powers over these shares.

	The following table sets forth information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of March 15, 1998.

                                          Amount of
Class of          Name and                Shares and Nature of    Percent
Securities        Address of Person       Beneficial Ownership    of Class

Common Stock,     Joseph V. Montalban     463,800-Direct(a)       11.3%
$.01 par value    Montalban Oil & Gas
                  Operations, Inc.
                  Box 200
                  Cut Bank, MT  59247

Common Stock,     Jeffrey P. Vickers      374,934-Direct and      9.2%
$.01 par value    1814 14th Ave. W.               Indirect(b)
                  Williston, ND  58801

Common Stock,     Paul Krile              207,500-Direct(a)       5.1%
$.01 par value    P. O. Box 329
                  Sioux Rapids, IA  50585


(a) This information was obtained from a Securities and Exchange Commission filing.

(b)  See footnote (a) of the immediately preceding table.

	No arrangements are known by the Company which could, at a subsequent date, result in a change in control of the Company. The Company is not aware of any officer, director or holder of greater than 10% of the Company's common stock who has failed to file the required SEC Forms 3, 4 or 5 on a timely basis for 1997.

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

        (b)  Reports on Form 8-K
             None.

        (c)  Exhibits required by Item 601 of Regulation S-K
             See (a)(3) above.

        (d) Financial Statement Schedules required by Regulation S-X See (a)(1) above.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA


                                                                  Page
REPORT OF INDEPENDENT AUDITORS ON THE
  CONSOLIDATED FINANCIAL STATEMENTS                                  27

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                        28
  Consolidated statements of operations                              29
  Consolidated statements of stockholders' equity                    30
  Consolidated statements of cash flows                         31 - 32
  Notes to consolidated financial statements                    33 - 46

UNAUDITED SUPPLEMENTARY INFORMATION - Disclosures about
  oil and gas producing activities                              47 - 49



                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ Richey, May & Co., P. C.
Denver, Colorado
March 1, 1998



                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996


                                    ASSETS
CURRENT ASSETS:                                 1997              1996
  Cash and equivalents                      $   490,385       $   754,888
  Trade receivables, net                        521,934           936,045
  Inventories                                   288,264           251,499
  Prepaid expenses                               31,422            18,201
  Investments                                    25,966            57,771

        Total current assets                  1,357,971         2,018,404

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using
  the full cost method of accounting:
  Properties being amortized                 17,997,596        16,450,061
  Properties not subject to amortization        124,672            93,640
  Leonardite plant and equipment              3,211,825         3,216,597
  Other                                         702,068           693,641

                                             22,036,161        20,453,939
  Less accumulated depreciation, depletion,
   amortization and impairment              (15,510,109)      (14,708,047)

        Net property, plant and equipment     6,526,052         5,745,892

OTHER ASSETS:
  Mortgage loans receivable, related party      103,321           103,321
  Other                                          44,984            42,348

        Total other assets                      148,305           145,669

TOTAL ASSETS                                $ 8,032,328       $ 7,909,965

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $   770,204       $ 1,343,677
  Current maturities of long-term debt          457,097           283,200
  Accrued expenses                              112,430           186,064

        Total current liabilities             1,339,731         1,812,941

LONG-TERM DEBT, less current maturities         666,000           998,097

DEFERRED INCOME TAXES                           335,000           225,000

CONTINGENCIES (NOTE I)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
  and outstanding, 4,097,214 and
  4,060,714 shares, respectively                 40,972            40,607
  Additional paid-in capital                    880,797           829,757
  Retained earnings                           4,769,828         4,003,563
        Total stockholders' equity            5,691,597         4,873,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 8,032,328       $ 7,909,965

      The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     1997          1996          1995
OPERATING REVENUE:
  Oil and gas sales              $ 3,425,395   $ 2,964,939   $ 2,170,057
  Leonardite sales                   764,398       841,851       703,944

                                   4,189,793     3,806,790     2,874,001

OPERATING COSTS AND EXPENSES:
  Oil and gas production           1,335,605     1,082,324       950,116
  Cost of leonardite sold            597,813       667,437       559,659
  Depreciation, depletion
   and amortization                  850,599       674,805       601,814
  Selling, general and
   administrative                    449,161       498,882       341,008

                                   3,233,178     2,923,448     2,452,597

        Operating income             956,615       883,342       421,404

OTHER INCOME (EXPENSE):
  Interest expense                  (125,007)     (113,384)     (128,689)
  Interest income                     25,036        18,287        10,808
  Other income and losses, net        19,621        31,050        28,366

                                     (80,350)      (64,047)      (89,515)

        Income before income taxes   876,265       819,295       331,889

INCOME TAX EXPENSE                   110,000        85,569        28,000

        Net income               $   766,265   $   733,726   $   303,889

EARNINGS PER SHARE:

	Net income,
         basic and diluted       $       .19   $       .18   $       . 08

  Weighted average number
   of shares outstanding           4,076,284     4,056,274      4,025,234

  Dilutive potential shares -
   Stock options                      63,361        38,686         13,470

  Adjusted weighted average shares 4,139,645     4,094,960      4,038,704

       The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                               Additional
                               Common Stock     Paid-in   Retained
                              Shares   Amount   Capital   Earnings     Total

Balance, December 31, 1994  4,023,214 $ 40,232 $ 792,369 $2,965,948 $3,798,549
 Issuance of common stock
  as compensation              12,500      125    11,438         --     11,563
 Net income                        --       --        --    303,889    303,889

Balance, December 31, 1995  4,035,714   40,357   803,807  3,269,837  4,114,001

 Issuance of common stock
  as compensation              25,000      250    25,950         --     26,200
 Net income                        --       --        --    733,726    733,726

Balance, December 31, 1996  4,060,714   40,607   829,757  4,003,563  4,873,927

 Issuance of common stock
  as compensation              20,000      200    30,400         --     30,600
 Stock options exercised       16,500      165    20,640         --     20,805
  Net income                       --       --        --    766,265    766,265

Balance, December 31, 1997  4,097,214 $ 40,972 $ 880,797 $4,769,828 $5,691,597

      The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $   766,265 $   733,726 $   303,889
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation, depletion and amortization    850,599     674,805     601,814
   Deferred income taxes                       110,000      74,000      28,000
   Issuance of common stock as compensation         --      26,200      11,563
   Other                                         2,364       2,192       2,326
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                         414,111    (345,715)    (96,735)
     Inventories                               (36,765)     33,519     (38,551)
     Prepaid expenses and other                (13,221)       (741)       (187)
     Hedging instruments                        31,805     (47,652)     10,853
    Increase (decrease) in:
     Accounts payable                          145,629     (87,604)    (78,831)
     Accrued expenses                          (43,034)     87,527      59,473
      Net cash provided by operating
       activities                            2,227,753   1,150,257     803,614

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment (2,707,097)   (583,128)   (899,677)
 Proceeds from sale of property and equipment  364,550          --      20,234
 Other                                          (7,314)    (12,756)    (47,215)

      Net cash used in investing activities (2,349,861)   (595,884)   (926,658)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings            425,000     325,000     665,000
 Principal payments on long-term debt         (583,200)   (513,627)   (367,330)
 Proceeds from issuance of common stock         20,805          --          --
 Debt issue costs                               (5,000)     (2,936)     (5,225)

      Net cash provided by (used in)
       financing activities                   (142,395)   (191,563)    292,445

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                              (264,503)    362,810     169,401

CASH AND EQUIVALENTS, beginning of year        754,888     392,078     222,677

CASH AND EQUIVALENTS, end of year          $   490,385 $   754,888 $   392,078

      The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               1997        1996        1995
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid for:
  Interest                                 $   124,245 $   114,850 $   127,990
  Income taxes                                   9,922       1,569         336

      The accompanying notes are an integral part of these consolidated financial statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations and Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 82% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC is not presented, as the amount is immaterial.

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

    All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.40, $3.27 and $3.09 for 1997, 1996 and 1995, respectively.

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

    Costs not being amortized at December 31, 1997, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties which were acquired during the following years:

                1997                    $    40,264
                1996                         15,993
                1995                         44,203
                1994 and prior               24,212

                        Total           $   124,672

    It is expected that evaluation of the above properties will occur primarily over the next four years.

    Other Property and Equipment

    Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                Buildings                   10-25 years
                Machinery and equipment      3-10 years

    Impairment of Long-Lived Assets

    Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 1997, 1996 and 1995.

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

    Earnings Per Share of Common Stock

    Earnings per share has been computed based on the weighted average number of common shares outstanding. The dilutive effect of outstanding stock options was immaterial.

    Recently Issued Accounting Standards

    In June 1997, the FASB issued SFAS No. 130-Reporting Comprehensive Income. SFAS No. 130 requires the reporting and display, in a full set of general-purpose financial statements, of all items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods for comparative purposes is required. The adoption of SFAS No. 130 will not have a material impact on these financial statements

    In June 1997, the FASB issued SFAS No. 131-Disclosures about Segments of an Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about their operating segments, products and services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of information presented for prior periods. The adoption of SFAS No. 131 will not have a material impact on these financial statements.

B.  INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

    Segment information

    The Company conducts all of its operations within the United States, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two business segments. Presented below is information concerning the Company's business segments for the years ended December 31, 1997, 1996 and 1995:

		1997			1996			1995
	Revenue:
        Oil and gas          $ 3,425,395     $ 2,964,939     $ 2,170,057
        Leonardite               764,398         841,851         703,944

                             $ 4,189,793     $ 3,806,790     $ 2,874,001

        Operating income:
        Oil and gas          $ 1,365,729     $ 1,330,169     $   744,465
        Leonardite                33,859          40,737          10,657
        General corporate
         activities             (442,973)       (487,564)       (333,718)

                             $   956,615     $   883,342     $   421,404

        Depreciation and depletion:
        Oil and gas          $   724,061     $   552,446     $   475,476
        Leonardite               108,903         107,087         111,958
	General corporate
         activities               17,635          15,272          14,380

                             $   850,599     $   674,805     $   601,814

        Identifiable assets, net:
        Oil and gas          $ 5,452,759     $ 5,014,782     $ 4,110,608
        Leonardite             1,452,847       1,501,054       1,552,442
	General corporate
         activities            1,126,722       1,394,129       1,027,235

                             $ 8,032,328     $ 7,909,965     $ 6,690,285

        Capital expenditures incurred:
        Oil and gas          $ 1,920,470     $ 1,156,842     $ 1,162,393
        Leonardite                43,498          29,160          26,264
	General corporate
         activities                9,927          21,095           4,095

                             $ 1,973,895     $ 1,207,097     $ 1,192,752


    Major Customer and Concentrations of Credit Risk

    Sales to a major oil and gas customer were 71%, 65% and 53% of total revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable from this major customer were 44% and 38% of total accounts receivable at December 31, 1997 and 1996, respectively.

    The Company has two bank accounts with balances of approximately $191,000 and $226,000, at December 31, 1997. Each account is federally insured for balances up to $100,000.


C.  TRADE RECEIVABLES AND INVENTORIES:

    Trade receivables at December 31, 1997 and 1996 are comprised of the following:

                                         1997                 1996

        Oil and gas purchasers       $   318,096          $   700,833
        Leonardite customers             215,254              246,628

                                         533,350              947,461
	Less allowance for
        doubtful accounts                (11,416)             (11,416)

                                     $   521,934          $   936,045

    As of December 31, 1997 and 1996, inventories by major classes are comprised of the following:

                                         1997                 1996

        Crude oil                    $    29,550          $    36,022

	Leonardite inventories:
        Finished products                 90,302               52,543
        Raw materials                     85,433               94,387
        Materials and supplies            82,979               68,547

        Total leonardite inventories     258,714              215,477

                                     $   288,264          $   251,499


D.  MORTGAGE LOANS RECEIVABLE, RELATED PARTY

    Mortgage loans receivable, related party represent mortgage loans on the residence of an officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 8% per annum with principal due January 14, 1999. The Company received interest income from these loans of $8,100 for each of the years ended December 31, 1997, 1996 and 1995.


E.  VOLUMETRIC PRODUCTION PAYMENT

    On December 3, 1997, the Company conveyed to Koch Producer Services, Inc., a volumetric production payment of 27,375 barrels of crude oil to be produced from a specified property through November 1998. The gross proceeds of this sale totaled $364,550 and were credited on the accompanying balance sheet to oil and gas properties being amortized. No gain or loss was recognized on the sale. The agreement requires the Company to maintain tangible net worth of not less than $3,500,000 and prohibits the Company from incurring any debt secured by the specified property.


F.  LONG-TERM DEBT:

    Long-term debt at December 31, 1997 and 1996 consists of the following loans and a revolving line of credit (RLOC) which are all with one bank:

                                                      1997           1996
    The 1989 Leonardite Loan, prime plus 1%
    (9.5% total rate at December 31, 1997),
    due in monthly installments of $7,600 plus
    interest, due December 1998, unsecured        $    90,097    $   181,297

    The 1993 Oil & Gas Loan, prime plus 1%
    (9.5% total rate at December 31, 1997),
    due in monthly installments of $16,000 plus
    interest, due September 1999, collateralized
    by oil and gas properties                         333,000        525,000

    The 1995 Oil & Gas Loan, prime plus 1%
    (9.5% total rate at December 31, 1997),
    due in monthly installments of $14,583 plus
    interest, due December 2001, collateralized
    by oil and gas properties                         700,000        575,000

    The 1997 Oil & Gas RLOC, $3,000,000
    revolving line of credit, interest payable
    monthly at prime plus .75%, (9.25% total
    rate at December 31, 1997), expires
    January 5, 2001, collateralized by
    oil and gas properties                                 --             --

        Total long-term debt                        1,123,097      1,281,297

        Less current maturities                      (457,097)      (283,200)

            Long-term debt, less current
            maturities                            $   666,000    $   998,097

    Aggregate maturities required on long-term debt at December 31, 1997, are as follows:

	Year Ending December 31:
                 1998                             $   457,097
                 1999                                 316,000
                 2000                                 175,000
                 2001                                 175,000

                                                  $ 1,123,097

    The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

    The Company's long-term debt was obtained pursuant to financing agreements which include the following covenants: Maintain a current ratio of not less than 1.25 to 1 exclusive of current maturities of long-term debt; maintain debt to tangible net worth of not more than 1.5 to 1; maintain a net worth of at least $3,500,000; not encumber certain of its assets; restricts borrowings from, and credit extensions to, other parties; restricts reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank's consent.


G.  INCOME TAXES:

    The components of income tax expense for the years ended December 31, 1997, 1996 and 1995, are as follows:
                                   1997            1996           1995
        Current tax expense     $        --    $    11,569    $        --
        Deferred tax expense        369,000        232,000         95,000
	Decrease in deferred
         tax assets valuation
         allowance                 (259,000)      (158,000)       (67,000)

                                $   110,000    $    85,569    $    28,000

    During 1997, 1996 and 1995, the Company recorded a deferred tax expense of $369,000, $232,000 and $95,000, respectively. This related primarily to net income which was not currently taxable due to the deduction of intangible drilling costs for tax purposes in 1997 and 1996 and the utilization of net operating loss carryforwards in 1995. The Company also decreased the deferred tax asset valuation allowance by $259,000, $158,000 and $67,000 during 1997, 1996 and 1995, respectively, primarily based upon the projection of utilizing additional statutory depletion carryforwards in the future.

    The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:
                                                      1997           1996
      Deferred Tax Assets:
        Net operating loss carryforward           $   390,000    $   278,000
        Statutory depletion carryforward            1,113,000        983,000
        Tax credit carryforwards                       69,000        226,000
        Other                                          47,000         70,000
                                                    1,619,000      1,557,000
      Valuation Allowance:
        Beginning of year                            (751,000)      (909,000)
        (Increase) decrease                           259,000        158,000
        End of year                                  (492,000)      (751,000)

      Deferred Tax Liabilities:
	Accumulated depreciation and
        depletion                                  (1,462,000)    (1,031,000)

      Net Deferred Tax Liability, long-term       $  (335,000)   $  (225,000)


    The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                 1997     1996     1995

        Income tax expense at statutory rate      35%      35%      35%
        Loss carryover benefits                   --       --      (14)
        Change in valuation allowance            (30)     (20)     (21)
        Graduated tax rate difference             --      (13)      --
        State income taxes and other               8        8        8

                                                  13%      10%       8%

    For income tax purposes, the Company has a statutory depletion carryover of approximately $3,360,000 which, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has net operating loss carryovers and investment tax credit carryovers (accounted for using the flow-through method), which, if not utilized, expire as follows:

                                                                Investment
                                        Net operating           tax credit
        Year of expiration              loss carryover          carryover

            1998-2000                     $       --           $    45,000
               2001                          412,000                    --
               2003                          102,000                    --
               2008                          115,000                    --
               2009                          237,000                    --
               2012                          313,000                    --

               Total                     $ 1,179,000           $    45,000

H.  STOCK OPTION AND PROFIT-SHARING PLANS:

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

    Prior to 1995, no options had been granted. During 1995, options were granted to purchase 95,000 shares of common stock at an exercise price of $1.15 per share. No options were granted in 1996. During 1997, options were granted to purchase 102,500 shares at $2.37 per share and 97,500 shares at $2.31 per share. No options were exercised prior to 1997. During 1997, options were exercised to purchase 16,500 common shares for total proceeds to the Company of $20,805. At December 31, 1997, the following options are outstanding:

        Number of shares        Exercise Price        Expiration Date

             80,000                 $ 1.15             November 2000
            101,000                   2.37                May 2002
             97,500                   2.31             December 2002

            278,500

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply the provisions of APB Opinion 25 in accounting for its plan. Accordingly, no compensation cost was recognized for the options granted. Had stock-based compensation cost been determined based upon the fair value of the options estimated on the date of grant the Company's net income and earnings per share would have been reduced to pro forma amounts of $598,065 and $.15 and $269,839 and $.07, in 1997 and 1995, respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                         1997            1995

        Expected volatility              39%             31%
        Risk free interest rate          5.71%           5.77%
        Expected lives                   3.5 years       4 years
        Expected dividends               None            None


    Profit-sharing plan

    The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute up to 15% of their compensation to a maximum of $10,000. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. Prior to 1997, contributions to the plan were at the discretion of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $21,508, $60,000 and $35,000, respectively.


I.  CONTINGENCIES:

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


J.  OFFICE FACILITIES:

    In 1991, the Company purchased an office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 1997 and 1996:

                                            1997            1996

        Building and improvements       $   163,834     $   163,834
        Accumulated depreciation            (55,563)        (47,371)

                                        $   108,271     $   116,463

    The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 1997, 1996 and 1995, the Company received $22,200, $20,938 and $19,500, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.

K.  FINANCIAL INSTRUMENTS:

    The carrying amounts reflected in the consolidated balance sheets for cash and equivalents approximates their fair value due to the short maturity of the instruments. The carrying amount of marketable equity securities is fair value based on quoted market prices. The carrying amount of derivative financial instruments was $6,807 and $50,450 at December 31, 1997 and 1996, respectively. The fair value of those instruments, based on quoted market prices, was ($4,291) and $17,450 at December 31, 1997 and 1996, respectively. The carrying value of mortgage loans receivable approximates fair value based on discounted future cash flows.

    The Company uses derivative financial instruments to manage its crude oil commodity price risk. They are not used for trading purposes. The Company has in recent years hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $30,269, $102,656 and $10,401 for the years ended December 31, 1997, 1996 and 1995, respectively.

    At December 31, 1997, the notional principal amount of outstanding call options was $15,800 and the principal amount of outstanding forward contracts was $318,980. Deferred net hedging losses amounted to $11,098 and $33,000 at December 31, 1997 and 1996, respectively.


L.  FOURTH QUARTER ADJUSTMENTS:

    During the fourth quarter of 1997, deferred income tax liabilities increased $54,000 and income tax expense increased $46,491 over the amounts reported at September 30, 1997, due to changes in estimates regarding the utilization of tax credit carryforwards.


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 1997, 1996 and 1995:

                                  1997              1996              1995
  Proved Properties          $ 17,997,596      $ 16,450,061      $ 15,272,170
  Unproved properties             124,672            93,640           157,174

    Total                      18,122,268        16,543,701        15,429,344

  Less accumulated depreciation,
   depletion, amortization and
   impairment                 (13,069,796)      (12,345,734)      (11,793,289)

    Net capitalized costs    $  5,052,472      $  4,197,967      $  3,636,055

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 1997, 1996 and 1995:

                                  1997              1996              1995
  Property acquisition costs:
   Proved                    $     28,420      $     42,611      $    189,036
   Unproved                        55,230            21,027            15,479
  Exploration costs                75,765           113,145           115,957
  Development costs             1,761,055           980,059           841,921

                             $  1,920,470      $  1,156,842      $  1,162,393

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 1997, 1996 and 1995.

                                  1997              1996              1995
  Oil and gas sales          $  3,425,395      $  2,964,939      $  2,170,057
  Production costs             (1,335,605)       (1,082,324)         (950,116)
  Depletion, depreciation
   and amortization              (724,061)         (552,446)         (475,476)

                                1,365,729         1,330,169           744,465

  Imputed income tax provision         --            10,000            26,000

                             $  1,365,729      $  1,320,169      $    718,465


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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1997, 1996 and 1995:

                          1997                1996                1995
                      Oil       Gas       Oil      Gas        Oil       Gas
                     (bbl)     (mcf)     (bbl)    (mcf)      (bbl)     (mcf)
Proved reserves,
 beginning of
 year              2,154,000  261,000  2,047,000  266,000  1,642,000  244,000

 Purchases of
  reserves-in-
  place                1,000       --     21,000       --     67,000       --

 Sales of reserves
  -in-place          (25,000)      --         --       --         --       --

 Extensions and
  discoveries        201,000    1,000     12,000    3,000      5,000    1,000

 Improved
  recovery           350,000       --    156,000       --    443,000       --

 Revisions of
  previous
  estimates          (83,000)   1,000     85,000    5,000     42,000   34,000

 Production         (211,000) (10,000)  (167,000) (13,000)  (152,000) (13,000)

Proved reserves,
 end of year       2,387,000  253,000  2,154,000  261,000  2,047,000  266,000



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES


Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                           Oil                    Gas
                          (bbl)                  (mcf)

	1997		1,640,000		253,000

	1996		1,366,000		261,000

	1995		1,292,000		266,000


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



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 1997, 1996 and 1995:

                                         1997           1996           1995
Future cash inflows                 $ 33,521,000   $ 46,708,000   $ 30,628,000
Future production costs              (13,602,000)   (17,419,000)   (13,369,000)
Future development costs              (3,495,000)    (3,078,000)    (2,993,000)
Future income tax expense             (5,318,000)    (7,385,000)    (3,423,000)

  Future net cash flows               11,106,000     18,826,000     10,843,000

Less effect of a 10%
 discount factor                      (4,587,000)    (7,380,000)    (4,381,000)

  Standardized measure of
   discounted future net
   cash flows relating to
   proved reserves                  $  6,519,000   $ 11,446,000   $  6,462,000

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1997, 1996 and 1995:

                                         1997          1996          1995
Standardized measure,
 beginning of year                  $ 11,446,000   $  6,462,000   $  4,280,000

  Sales of oil and gas produced,
   net of production costs            (2,090,000)    (1,985,000)    (1,234,000)

  Net changes in prices and
   production costs                   (6,612,000)     6,452,000      2,256,000

  Purchases of reserves-in-place           1,000        121,000        436,000

  Sales of reserves-in-place            (120,000)            --             --

  Extensions, discoveries and other
   additions, less related costs       2,654,000      1,369,000      2,203,000

  Revisions of previous quantity
   estimates and other                  (713,000)     1,209,000        599,000

  Development costs incurred
   during the year and changes
   in estimated future
   development costs                  (1,011,000)      (582,000)    (1,415,000)

  Accretion of discount                1,595,000        850,000        514,000

  Net change in income taxes           1,369,000     (2,450,000)    (1,177,000)

Standardized measure, end of year   $  6,519,000   $ 11,446,000   $  6,462,000



                                  Signatures

	Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GEORESOURCES, INC. (the "Registrant")
Dated:  March 27, 1998                 /s/ J. P. Vickers
                                       J. P. Vickers, President

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

Signatures                  Title                                      Date

/s/ J. P. Vickers           President (principal execu-                3/27/98
J. P. Vickers               tive officer and principal financial
                            officer) and Director

/s/ Cathy Kruse             Secretary/Treasurer                        3/27/98
Cathy Kruse                 and Director

/s/ Dennis Hoffelt          Director                                   3/27/98
Dennis Hoffelt

/s/ Joseph V. Montalban     Director                                   3/27/98
Joseph V. Montalban

/s/ Paul A. Krile           Director                                   3/27/98
Paul A. Krile



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)

                                EXHIBIT INDEX
                                      FOR
                       Form 10-K for 1997 fiscal year.

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

10.13   Commercial Installment Note with addendum dated
        February 1, 1997, by and between GeoResources,
        Inc. and Norwest Bank Billings, incorporated by
        reference to Exhibit 10.13 of Registrant's Form
        10-K for fiscal year ended December 31, 1997           *

10.14   Purchase Agreement for Volumetric Production
        Payment dated as of December 3, 1997, by and
        between GeoResources, Inc. and Koch Producer
        Services, Inc. and all related documents.              54

10.15   Amended and Restated Secured Term Loan and
        Revolving Credit Agreement made as of December
        5, 1997, by and Between GeoResources, Inc.
        and Norwest Bank Montana, and all related
        documents.                                             196

27      Financial Data Schedule