Form 10-Q
period 1998-03-31
GEORESOURCES INC
filed 1998-05-15
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended March 31, 1998.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from______ to______.

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

                   ----------------------------------------

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at April 30, 1998
       Common Stock                                  4,072,414 shares
(par value $.01 per share)



                              GEORESOURCES, INC.
                                     INDEX



                                                                PAGE
                                                                NUMBER
PART I.	FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated Balance Sheets                                  3
       (March 31, 1998 and December 31, 1997)

     Consolidated Statements of Operations                        4
       (Three months ended March 31, 1998 and 1997)

     Consolidated Statements of Cash Flows                        5
       (Three months ended March 31, 1998 and 1997)

     Notes to Consolidated Financial Statements                   6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7


PART II. OTHER INFORMATION                                        11



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                March 31,      December 31,
                                                  1998            1997
ASSETS
CURRENT ASSETS
   Cash and equivalents                      $    185,328    $    490,385
   Trade receivables, net                         564,163         521,934
   Inventories                                    333,136         288,264
   Prepaid expenses                                27,796          31,422
   Investments                                      4,342          25,966

        Total current assets                    1,114,765       1,357,971

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Oil and gas properties, using the
     full cost method of accounting:
       Properties being amortized              18,611,543      17,997,596
       Properties not subject to amortization     129,556         124,672
   Leonardite plant and equipment               3,211,825       3,211,825
   Other                                          704,357         702,068

                                               22,657,281      22,036,161
   Less accumulated depreciation, depletion
     amortization and impairment              (15,686,204)    (15,510,109)

        Net property, plant and equipment       6,971,077       6,526,052

OTHER ASSETS:
   Mortgage loans receivable, related party       103,321         103,321
   Other                                           51,924          44,984

        Total other assets                        155,245         148,305

TOTAL ASSETS                                 $  8,241,087    $  8,032,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $    948,540    $    770,204
   Current maturities of long-term debt           434,297         457,097
   Accrued expenses                                99,993         112,430

        Total current liabilities               1,482,830       1,339,731

LONG-TERM DEBT, less current maturities           874,251         666,000

DEFERRED INCOME TAXES                             325,000         335,000

STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share;
     authorized 10,000,000 shares; issued
     4,097,714 shares; outstanding 4,072,414
     shares and 4,097,714 shares, respectively     40,972          40,972
   Additional paid-in capital                     880,797         880,797
   Retained earnings                            4,687,429       4,769,828
   Less cost of 25,300 shares
     acquired for treasury                        (50,192)             --

        Total stockholders' equity              5,559,006       5,691,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,241,087    $  8,032,328

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                    Three Months Ended
                                                         March 31,
                                                  1998            1997

OPERATING REVENUES:
   Oil and gas sales                         $    430,923    $    826,381
   Leonardite sales                               182,189         192,974

                                                  613,112       1,019,355


OPERATING COSTS AND EXPENSES:
   Oil and gas production                         238,333         344,674
   Cost of leonardite sold                        164,824         171,885
   Depreciation and depletion                     176,095         170,367
   Selling, general and administrative            111,864         115,808

                                                  691,116         802,734

        Operating income (loss)                   (78,004)        216,621


OTHER INCOME (EXPENSE):
   Interest expense                               (25,943)        (26,728)
   Interest income                                  6,192           6,670
   Other income, net                                5,356           4,425

                                                  (14,395)        (15,633)

        Income (loss) before income taxes         (92,399)        200,988


Income tax (expense) benefit                       10,000         (17,500)

        Net income (loss)                    $    (82,399)   $    183,488

EARNINGS PER SHARE:

        Net income (loss), basic and diluted $       (.02)   $        .05

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         $    (82,399)   $    183,488
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and depletion                 176,095         170,367
       Deferred income taxes                      (10,000)          9,600
       Other                                          560             548
       Changes in assets and liabilities:
         Decrease (increase) in:
           Trade receivables                      (42,229)        301,542
           Inventories                            (44,872)         11,408
           Prepaid expenses and other               3,626           5,067
           Investments                             21,624          50,450
         Increase (decrease) in:
           Accounts payable                       (61,621)         43,670
           Accrued expenses                       (12,437)        (20,089)

             Net cash provided by (used in)
               operating activities               (51,653)        756,051

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment    (381,163)     (1,030,252)
   Other                                               --             118

             Net cash used in investing
               activities                        (381,163)     (1,030,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings             300,000              --
   Principal payments on long-term debt          (114,549)        (70,800)
   Debt issue costs                                (7,500)             --
   Purchase of treasury stock                     (50,192)             --

             Net cash used in financing
               activities                         127,759         (70,800)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (305,057)       (344,883)

CASH AND EQUIVALENTS, beginning of period         490,385         754,888

CASH AND EQUIVALENTS, end of period          $    185,328    $    410,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid  for:
     Interest                                $     25,943    $     26,728
     Income taxes                                      50              50

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

     The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements



               ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


	Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

	The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, prices for oil, both domestically and internationally, demand for leonardite in the drilling industry, dependence upon key management personnel, the speculative nature of the oil and gas business in general, availability of drilling equipment and other uncertain business conditions that may affect the Company's business.

	The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations -	Three Months Ended March 31, 1998, compared to Three
Months Ended March 31, 1997

	Information concerning the Company's oil and gas operations for the three months ended March 31, 1998, is set forth in the table below:


                            Oil and Gas Operations

                                                        Percent Increase
                                   Three Months Ended   (Decrease) from
                                     March 31, 1998       1997 Period

Oil and gas production sold (BOE)           42,051            (7%)

Average price per BOE                 $      10.25           (44%)

Oil and gas revenue                   $    430,923           (48%)

Production costs                      $    238,333           (31%)

Average production cost per BOE       $       5.67           (26%)



	Oil and gas production sold declined by 3,040 barrels of oil equivalent (BOE) or 7% compared to the quarter ended March 31, 1997. This decrease in the volume of oil sold was due to several factors, all of which were related to the substantially lower oil prices that existed in the first quarter 1998 compared to the first quarter 1997. In 1998, the Company started holding some of its oil production in lease tanks as inventory with the objective of selling the oil later at a higher price. As a result, at March 31, 1998, oil held in inventory was 6,800 barrels higher than it was at December 31, 1997. When the inventory barrels are considered, the Company actually produced 3,760 BOE more in the first quarter 1998 than the same quarter in 1997. Most of this production inventory is associated with low volume wells that can take several months to fill the lease tanks. As these tanks become full, the Company must determine whether to sell the oil at the prevailing price or to stop producing ("shut-in") certain of its wells. By March 31, 1998, the Company had shut-in five marginal ("stripper") wells to lower production costs.

	Oil and gas revenue declined $395,000 or 48%. The revenue decrease was due primarily to a 44% lower average oil price of $10.25 in the first quarter 1998 compared to $18.33 in the first quarter 1997 combined with the lower volume of oil sold. Oil and gas production costs decreased $106,000 or 31%, due in part to the lower oil revenue which decreased production taxes, lower winter-related production costs compared to first quarter 1997, and efforts to reduce production costs. Production costs on a per-equivalent-barrel basis declined 26% to $5.67 compared to $7.64 for the first quarter 1997, due to the efforts to reduce production costs.

	Information concerning the Company's leonardite operations for the three months ended March 31, 1998, is set forth in the table below:


                             Leonardite Operations

                                                        Percent Increase
                                   Three Months Ended   (Decrease) from
                                     March 31, 1998       1997 Period

Leonardite production sold (tons)            1,686           (29%)

Average revenue per ton               $     108.06            34%

Leonardite revenue                    $    182,189            (6%)

Cost of leonardite sold               $    164,824            (4%)

Average production cost per ton       $      97.76            36%


	Leonardite revenues declined 6%, due to a 29% decrease in the number of tons sold and a 34% increase in average revenue per ton. Management believes the reason for the lower number of tons sold is due to reduced demand caused by low oil prices. The 34% increase in average revenue per ton was due to a much larger percentage of specialty product sales that have higher selling prices. The 4% increase in cost of leonardite sold resulted from the 29% decrease in production coupled with the 36% higher per ton average production costs. Average production costs increased, due again to the larger percentage of specialty product sales, which also have higher processing costs.



                             Consolidated Analysis

	Total operating revenue decreased $406,000 or 40%, primarily due to the substantially lower oil prices previously discussed. Total operating expenses decreased $112,000 or 14%, primarily due to the lower oil and gas production costs previously discussed. As a result of lower revenues, and to a lesser extent lower expenses, the Company incurred an operating loss of $78,000 compared to operating income of $217,000 for the same period in 1997. After provisions for non-operating expenses and income taxes, the Company incurred a net loss for the first quarter 1998 of $82,000 or $.02 per share compared to the first quarter 1997 net income of $183,000 or $.05 per share.



                        Liquidity and Capital Resources

	At March 31, 1998, the Company had negative working capital of $368,000 compared to working capital of $18,000 at December 31, 1997. The $350,000 decrease in working capital was primarily due to the impact of payables related to the Company's drilling and completion of the Oscar Fossum H4 horizontal well that started producing in February 1998 as well as lower cash flow due to lower oil prices. The Company's current ratio was .75 to 1 at March 31, 1998, compared to 1.01 to 1 at year-end 1997. This current ratio was not in compliance with the Company's loan agreement with its bank; however, the Company received from its bank a waiver of the covenant through the second quarter of 1998. Management believes the Company should be in compliance with this covenant by the end of the second quarter.

	Net cash used in operating activities was $52,000 for the quarter ended March 31, 1998, compared to cash provided by operating activities of $756,000 for the same period in 1997. The substantial decrease in 1998 operating cash flows was primarily due to lower oil prices. Cash was also utilized to make payments of $381,000 for additions to property, plant and equipment and $115,000 for payments on long-term debt.

	The continuation of relatively low oil prices will adversely affect the Company's ability to achieve net income. Management cannot predict the prices of oil, but will attempt to keep costs as low as possible during periods of low oil prices, as discussed above. Management believes the Company's future cash requirements can be met by cash flows from operations and, if necessary, borrowings on the Company's existing line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.



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

	None.


Item 5. Other Information.

	None.


Item 6. Exhibits and Reports on Form 8-K.

	A.  Exhibits

            Exhibit 27. Financial Data Schedule

        B.  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.



                                  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


May 14, 1998


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer