Form 10-Q
period 1998-06-30
GEORESOURCES INC
filed 1998-08-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended June 30, 1998.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                   ________________________________________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at July 31, 1998
       Common Stock                             4,081,314 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX



                                                                  PAGE
                                                                 NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

     Consolidated Balance Sheets                                    3
       (June 30, 1998 and December 31, 1997)

     Consolidated Statements of Operations                          4
       (Three months ended June 30, 1998 and 1997
        and six months ended June 30, 1998 and 1997)

     Consolidated Statements of Cash Flows                          5
       (Six months ended June 30, 1998 and 1997)

     Notes to Consolidated Financial Statements                     6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7


PART II.   OTHER INFORMATION                                       11


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                June 30,      December 31,
                                                 1998            1997
ASSETS
CURRENT ASSETS:
  Cash and equivalents                       $    104,389    $    490,385
  Trade receivables, net                          510,992         521,934
  Inventories                                     350,448         288,264
  Prepaid expenses                                 24,911          31,422
  Investments                                      63,150          25,966

          Total current assets                  1,053,890       1,357,971

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                18,876,957      17,997,596
     Properties not subject to amortization       129,664         124,672
  Leonardite plant and equipment                3,206,217       3,211,825
  Other                                           704,357         702,068

                                               22,917,195      22,036,161
  Less accumulated depreciation, depletion,
   amortization and impairment                (15,933,522)    (15,510,109)

          Net property, plant and
           equipment                            6,983,673       6,526,052
OTHER ASSETS:
  Mortgage loan receivable, related party         103,321         103,321
  Other                                            49,613          44,984

          Total other assets                      152,934         148,305

TOTAL ASSETS                                 $  8,190,497    $  8,032,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    494,102    $    770,204
  Current maturities of long-term debt            411,497         457,097
  Accrued expenses                                107,325         112,430

          Total current liabilities             1,012,924       1,339,731

LONG-TERM DEBT, less current maturities         1,332,502         666,000

DEFERRED INCOME TAXES                             325,000         335,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,090,114 shares and
   4,097,714 shares, respectively                  40,901          40,972
  Additional paid-in capital                      868,850         880,797
  Retained earnings                             4,610,320       4,769,828

          Total stockholders' equity            5,520,071       5,691,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,190,497    $  8,032,328

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997

OPERATING REVENUES:
  Oil and gas sales              $  447,763  $  784,809  $  878,686  $1,611,190
  Leonardite sales                  209,237     119,438     391,426     312,412

                                    657,000     904,247   1,270,112   1,923,602


OPERATING COSTS AND EXPENSES:
  Oil and gas production            206,006     285,663     444,339     630,337
  Cost of leonardite sold           136,617     120,901     301,441     292,786
  Depreciation and depletion        252,927     239,172     429,022     409,539
  Selling, general and
   administrative                   120,893     145,246     232,757     261,054

                                    716,443     790,982   1,407,559   1,593,716

          Operating income (loss)   (59,443)    113,265    (137,447)    329,886


OTHER INCOME (EXPENSE):
  Interest expense                  (29,796)    (28,310)    (55,739)    (55,038)
  Interest income                     6,256       5,652      12,448      12,322
  Other income, net                   5,874       6,025      11,230      10,450

                                    (17,666)    (16,633)    (32,061)    (32,266)

          Income (loss) before
           income taxes             (77,109)     96,632    (169,508)    297,620


  Income tax (expense) benefit           --     (25,678)     10,000     (43,178)

          Net income (loss)      $  (77,109) $   70,954  $ (159,508) $  254,442


EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted     $     (.02) $      .02  $     (.04) $      .06

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                 1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   (159,508)   $    254,442
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and depletion                   429,022         409,539
     Deferred income taxes                        (10,000)         42,000
     Other                                          3,998           1,096
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           10,942         444,859
       Inventories                                (62,184)         11,834
       Prepaid expenses and other                   6,511         (10,567)
       Investments                                (37,184)         21,041
      Increase (decrease) in:
       Accounts payable                           138,523        (873,421)
       Accrued expenses                            (5,105)        (65,682)

          Net cash provided by
           operating activities                   315,015         235,141

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant
   and equipment                               (1,301,268)       (340,302)
  Other                                                --             136

          Net cash used in
           investing activities                (1,301,268)       (340,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings              850,000         425,000
  Principal payments on long-term debt           (229,098)       (141,600)
  Debt issue costs                                 (8,627)             --
  Purchase of stock for retirement                (59,018)             --
  Issuance of stock                                47,000              --

          Net cash provided by (used in)
           financing activities                   600,257         283,400

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (385,996)        178,375

CASH AND EQUIVALENTS, beginning of period         490,385         754,888

CASH AND EQUIVALENTS, end of period          $    104,389    $    933,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                $     55,739    $     55,038
     Income taxes                                     960           1,178

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   In the opinion of the management of GeoResources, Inc. (the
     "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the three months and six months ended June 30, 1998 and 1997.

     The results of operations for the periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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


               ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

       Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

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


Results of Operations - Three Months and Six Months Ended June 30, 1998 compared to Three Months and Six Months Ended June 30, 1997

       Information concerning the Company's oil and gas operations for the three months and six months ended June 30, 1998, is set forth in the table below:

                            Oil and Gas Operations

                                       % Increase                  % Increase
                        Three Months   (Decrease)     Six Months   (Decrease)
                            Ended       From 1997        Ended      From 1997
                        June 30, 1998    Period      June 30, 1998   Period

Oil and gas production
 sold (BOE)                  46,474       (8%)            88,525      (8%)

Average price per BOE    $     9.63      (38%)        $     9.93     (41%)

Oil and gas revenue      $  447,763      (43%)        $  878,686     (45%)

Production costs         $  206,006      (28%)        $  444,339     (30%)

Average production cost
 per BOE                 $     4.43      (21%)        $     5.02     (24%)


       Oil and gas production sold for the three months ended June 30, 1998, decreased 4,200 barrels or 8% compared to the same period in 1997. Production sold for the six months ended June 30, 1998, decreased 7,200 barrels or 8% compared to the same period in 1997. Both of these decreases were primarily due to the Company continuing to hold some of its oil production from many of its more marginal wells in lease tanks as inventory in lieu of selling it at current prices. As a result, at June 30, 1998, oil held in inventory was approximately 11,000 barrels higher than it was at December 31, 1997, and 4,200 barrels higher than it was at the end of the first quarter of 1998. As the marginal well lease tanks become full, the Company has been shutting in those wells in an effort to control production costs. As of June 30, 1998, the Company had stopped producing ("shut in") approximately 20 gross oil wells. Management reviews the Company's wells periodically to determine if additional wells will be shut in or returned to production.

       Oil and gas revenue decreased $337,000 or 43% for the three months ended June 30, 1998, compared to the same period in 1997. This decrease was due primarily to the 38% lower average price per BOE in the second quarter of 1998 compared to the second quarter 1997. Oil and gas revenue for the six months ended June 30, 1998, decreased $733,000 or 45% compared to the same period in 1997. This decrease was also due primarily to the 41% lower average price per BOE that existed in the first half of 1998 compared to 1997. The fluctuation in oil prices for the three- and six-month periods ended June 30, 1998, resulted from shifting world oil markets during the fourth quarter of 1997 and continuing throughout the first half of 1998.

       Production costs for the three months ended June 30, 1998, decreased $80,000 or 28% compared to the same period in 1997 due to lower production taxes, the shutting in of marginal wells to reduce production costs and the elimination of workover activity. Production costs for the 1998 six-month period decreased $186,000 or 30% over the same period in 1997 for the same reasons the three-month period costs were lower. Production costs expressed on a per equivalent barrel basis for the three-and six-month periods were 21% and 24% lower, respectively, due to the Company's efforts to reduce per barrel costs by shutting in marginal wells and other cost cutting measures.

       Information concerning the Company's leonardite operations for the three months and six months ended June 30, 1998, is set forth in the table below:

                            Leonardite Operations

                                       % Increase                  % Increase
                        Three Months   (Decrease)     Six Months   (Decrease)
                            Ended       From 1997        Ended      From 1997
                        June 30, 1998    Period      June 30, 1998   Period

Leonardite production
 sold (tons)                  2,290       78%              3,976       8%

Average revenue per ton  $    91.37       (2%)        $    98.45      16%

Leonardite revenue       $  209,237       75%         $  391,426      25%

Cost of leonardite sold  $  136,617       13%         $  301,441       3%

Average production cost
 per ton                 $    59.66      (37%)        $    75.82      (5%)


       Leonardite production sold increased 1,007 tons or 78% and 303 tons or 8%, respectively, for the three- and six-month periods ended June 30, 1998, compared to the equivalent periods in 1997. The substantially higher percentage sales level for the three-month period resulted partially from that period being compared with unusually low sales levels in the same quarter of 1997 caused by inadequate rail car availability. Management believes higher leonardite sales levels in the three- and six-month periods are also the result of moderately increased drilling for gas in the Gulf of Mexico.

       Leonardite revenue increased $90,000 or 75% and $79,000 or 25%, respectively, for the three- and six-month periods ended June 30, 1998. These increases are due in part to the higher sales discussed above. Revenue per ton for the three months ended June 30, 1998, was essentially stable, but the six-month period was higher due to a larger percentage of specialty product sales that occurred in the second quarter of 1998. The Company's specialty products have higher processing costs and selling prices.

       Cost of leonardite sold increased $16,000 or 13% and $9,000 or 3% for the three- and six-month periods, respectively. These increases were due to the higher sales levels previously discussed. Average per ton production costs for the three months ended June 30, 1998, decreased $35 per ton or 37% due to the increase in sales which spread fixed costs over substantially more tons sold. Average per ton production costs for the six months ended June 30, 1998, decreased $4 per ton or 5%, also due to the effects of higher sales levels on fixed costs.


                            Consolidated Analysis

        Total operating revenues decreased $247,000 or 27% and $653,000 or 34%, respectively, for the three- and six-month periods ended June 30, 1998, compared to the same periods in 1997. These decreases were due primarily to lower oil prices. Total operating expenses decreased $75,000 or 9% and $186,000 or 12% for the three- and six-month periods of 1998, respectively, compared to the same periods in 1997. These decreases were primarily due to lower oil and gas production costs. As a result of lower revenues, and to a lesser extent lower expenses, the Company incurred an operating loss of $59,000 for the three months ended June 30, 1998, compared to an operating income of $113,000 for the same quarter in 1997 and an operating loss of $137,000 compared to an operating income of $330,000 for the six-month periods ended 1998 and 1997, respectively.

        After provisions for non-operating expenses and income taxes, the result of consolidated operations incurred a net loss of $77,000 or $.02 per share for the second quarter of 1998 compared to a net income of $71,000 or $.02 per share for the second quarter 1997. Net loss for the first half of 1998 was $160,000 or $.04 per share compared to a net income of $254,000 or $.06 per share for the first half of 1997.


                       Liquidity and Capital Resources

       At June 30, 1998, the Company had working capital of $41,000 compared to working capital of $18,000, at December 31, 1997. The Company's current ratio was 1.04 to 1 at June 30, 1998, compared to 1.01 to 1 at year-end 1997.

       Net cash provided by operating activities was $315,000 for the six months ended June 30, 1998, compared to $235,000 for the same period in 1997. Cash and bank borrowings were utilized to make payments of $1,301,000 for additions to property, plant and equipment and $229,000 for payments on long-term debt.

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

       None.


Item 3. Defaults upon Senior Securities

       None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

       The Annual Meeting of the Registrant was held on June 11, 1998. Directors elected were Paul Krile, Dennis Hoffelt, J. P. Vickers, Cathy Kruse, and Joseph Montalban.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K.

       A.  Exhibits

           Exhibit 27.  Financial Data Schedule

       B. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1998.



                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


August 13, 1998


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer