Form 10-Q
period 1998-09-30
GEORESOURCES INC
filed 1998-11-09
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the Quarter ended September 30, 1998.

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


         Class                            Outstanding at October 30, 1998
      Common Stock                               4,071,652 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX



                                                               PAGE
                                                              NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                3
        (September 30, 1998 and December 31, 1997)

     Consolidated Statements of Operations                      4
        (Three months ended September 30, 1998 and 1997
         and nine months ended September 30, 1998 and 1997)

     Consolidated Statements of Cash Flows                      5
        (Nine months ended September 30, 1998 and 1997)

     Notes to Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7


PART II.  OTHER INFORMATION                                    12


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                             September 30,     December 31,
                                                  1998             1997
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $   125,699      $   490,385
  Trade receivables, net                          566,995          521,934
  Inventories                                     350,591          288,264
  Prepaid expenses                                 39,282           31,422
  Investments                                      33,756           25,966

          Total current assets                  1,116,323        1,357,971

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                19,047,701       17,997,596
     Properties not subject to amortization       137,212          124,672
  Leonardite plant and equipment                3,206,217        3,211,825
  Other                                           704,357          702,068

                                               23,095,487       22,036,161

  Less accumulated depreciation, depletion,
   amortization and impairment                (16,133,561)     (15,510,109)

          Net property, plant and
           equipment                            6,961,926        6,526,052

OTHER ASSETS:
  Mortgage loan receivable, related party         103,321          103,321
  Other                                            48,098           44,984

          Total other assets                      151,419          148,305

TOTAL ASSETS                                  $ 8,229,668      $ 8,032,328

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $   484,092      $   770,204
  Current maturities of long-term debt            388,697          457,097
  Accrued expenses                                 95,860          112,430

          Total current liabilities               968,649        1,339,731

LONG-TERM DEBT, less current maturities         1,590,753          666,000

DEFERRED INCOME TAXES                             325,000          335,000
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,071,652 and
   4,097,714 shares, respectively                  40,717           40,972
  Additional paid-in capital                      846,787          880,797
  Retained earnings                             4,457,762        4,769,828

          Total stockholders' equity            5,345,266        5,691,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 8,229,668      $ 8,032,328

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                    1998        1997        1998        1997

OPERATING REVENUES:
  Oil and gas sales              $  397,390  $  880,062  $1,276,076  $2,491,252
  Leonardite sales                  182,033     268,308     573,459     580,720

                                    579,423   1,148,370   1,849,535   3,071,972


OPERATING COSTS AND EXPENSES:
  Oil and gas production            249,063     284,886     693,402     915,223
  Cost of leonardite sold           150,702     149,678     452,143     442,464
  Depreciation and depletion        200,039     247,816     629,061     657,355
  Selling, general and
   administrative                   100,019      79,524     332,776     340,578

                                    699,823     761,904   2,107,382   2,355,620

          Operating income (loss)  (120,400)    386,466    (257,847)    716,352


OTHER INCOME (EXPENSE):
  Interest expense                  (39,845)    (34,269)    (95,584)    (89,307)
  Interest income                     2,362       7,685      14,810      20,007
  Other income and losses, net        5,325       6,225      16,555      16,675

                                    (32,158)    (20,359)    (64,219)    (52,625)

          Income (loss) before
           income taxes            (152,558)    366,107    (322,066)    663,727


  Income tax (expense) benefit           --     (20,331)     10,000     (63,509)

          Net income (loss)      $ (152,558) $  345,776  $ (312,066) $  600,218


EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted     $     (.04) $      .08  $     (.08) $      .15

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                  1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (312,066)     $   600,218
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                   629,061          657,355
     Deferred income taxes                        (10,000)          56,000
     Issuance of common stock as compensation          --           30,600
     Other                                          5,513            1,644
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          (45,061)         244,700
       Inventories                                (62,327)         (29,639)
       Prepaid expenses and other                  (7,860)         (17,932)
       Investments                                 (7,790)          22,122
      Increase (decrease) in:
       Accounts payable                          (241,303)        (356,233)
       Accrued expenses                           (16,570)         (81,953)

           Net cash provided by (used in)
            operating activities                  (68,403)       1,126,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant
   and equipment                               (1,109,744)      (1,818,944)
  Other                                                --              (87)

          Net cash used in investing
           activities                          (1,109,744)      (1,819,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings            1,200,000          425,000
  Principal payments on long-term debt           (343,647)        (212,400)
  Issuance of common stock                         47,000           12,180
  Debt issue costs                                 (8,627)              --
  Purchase of stock for retirement                (81,265)              --

          Net cash provided by (used in)
           financing activities                   813,461          224,780

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (364,686)        (467,369)

CASH AND EQUIVALENTS, beginning of period         490,385          754,888

CASH AND EQUIVALENTS, end of period           $   125,699      $   287,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $    95,584      $    89,307
     Income taxes                                  11,521            7,509

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the three months and nine months ended September 30, 1998 and 1997.

     The results of operations for the periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Results of Operations - Three Months and Nine Months Ended September 30,1998, compared to Three Months and Nine Months Ended September 30, 1997.

       Information concerning the Company's oil and gas operations for the three months and nine months ended September 30, 1998, is set forth in the table below:

                            Oil and Gas Operations

                                        % Increase                   % Increase
                         Three Months   (Decrease)    Nine Months    (Decrease)
                            Ended       From 1997        Ended       From 1997
                        Sept. 30, 1998   Period      Sept. 30, 1998   Period

Oil and gas production
 sold (BOE)                   44,245      (22%)           132,770      (13%)

Average price per BOE     $     8.98      (42%)        $     9.61      (41%)

Oil and gas revenue       $  397,390      (55%)        $1,276,076      (49%)

Production costs          $  249,063      (13%)        $  693,402      (24%)

Average production cost
 per BOE                  $     5.63       12%         $     5.22      (13%)


       Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), was lower by 12,300 BOE or 22% and 19,600 BOE or 13% for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. The lower volumes of oil and gas production sold during both periods were due to three primary factors: 1.) Production sold in the third quarter of 1997 was unusually high due to the flush production from two horizontal wells that impacted that period, 2.) In 1998, the Company reduced oil production sold by shutting in approximately 20 marginal wells in an effort to reduce production costs. About 13,000 barrels of oil attributable to those wells is being held in inventory at September 30, 1998 and, 3.) Production declines from the existing horizontal wells have not been replaced because the company is not drilling additional horizontal wells at current oil prices. Management expects oil production to stabilize somewhat in the fourth quarter of 1998 and first quarter of 1999, because deliveries of 75 barrels of oil per day (BOPD) under a forward-oil-sale agreement expire on December 1, 1998. This will add 75 BOPD to the Company's production after the first of December.

       Oil and gas revenue decreased $483,000 or 55% during the third quarter of 1998 compared to the same quarter in 1997. This decrease resulted from the 22% production decrease previously discussed and a 42% lower average oil price in the third quarter 1998 compared to the third quarter 1997. The third quarter 1998 average oil price was the lowest average price the Company had received thus far in 1998. Oil and gas revenue for the nine months ended September 30, 1998, declined $1,215,000 or 49% compared to the same period in 1997. This decrease resulted from the 13% production decrease discussed above combined with a 41% lower average oil price for the nine months ended September 30, 1998, compared to the same period in 1997.

       Oil and gas production costs decreased $35,800 or 13% and $221,800 or 24% for the three- and nine-month periods, respectively, when compared to the same periods in 1997. These decreases in production costs were the result of lower production taxes from lower oil production levels in the first three quarters of 1998 and efforts to reduce production costs by shutting in marginal wells. Production costs expressed on a per equivalent barrel basis, however, were 12% higher for the three-month period and 13% lower for the nine-month period when compared to the same periods in 1997. Per barrel production costs were unusually low in the 1997 three-month period, because much of the production in that quarter was flush production from two horizontal wells which had lower per barrel production costs.

       Information concerning the Company's leonardite operations for the three months and nine months ended September 30, 1998, is set forth in the table below:

                            Leonardite Operations

                                        % Increase                   % Increase
                         Three Months   (Decrease)    Nine Months    (Decrease)
                            Ended       From 1997        Ended       From 1997
                        Sept. 30, 1998   Period      Sept. 30, 1998   Period

Leonardite production
 sold (tons)                   2,130      (26%)             6,106       (7%)

Average revenue per ton   $    85.46       (9%)        $    93.92        6%

Leonardite revenue        $  182,033      (32%)        $  573,459       (1%)

Cost of leonardite sold   $  150,702        1%         $  452,143        2%

Average production cost
 per ton                  $    70.75       36%         $    74.05       10%

       Leonardite production sold decreased 741 tons or 26% and 438 tons or 7%, respectively, for the three- and nine-month periods ended September 30, 1998, compared to the equivalent periods in 1997. Management believes these lower production levels result from moderate declines in domestic oil and gas drilling activity, which in turn decreased demand for the Company's leonardite products.

       Leonardite revenue decreased $86,300 or 32% and decreased $7,300 or 1%, respectively, for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. The lower revenue in the three-month period was primarily due to the lower product sales discussed above. Average revenue per ton for the nine months ended September 30, 1998, was essentially stable, but the three-month period was 9% lower due to a larger percentage of basic product sales that occurred in the first quarter of 1998. The Company's basic product has lower processing costs and selling prices.

       Cost of leonardite sold was relatively unchanged for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. Cost of leonardite sold did not decrease related to the lower production volumes in the three-month period due to some unusual mining equipment repair costs that offset lower production costs. Average per ton production costs increased 36% and 10%, respectively, for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997 due to the mining equipment repair costs incurred in the third quarter.


                            Consolidated Analysis

        Total operating revenues decreased $569,000 or 50% and $1,222,000 or 40%, respectively, for the three- and nine-month periods ended September 30, 1998, compared to the same periods in 1997. These decreases were due to the lower oil and leonardite sales previously discussed. Total operating expenses decreased $62,000 or 8% and $248,000 or 11% for the three- and nine-month periods of 1998, respectively, compared to the same periods in 1997. These decreases were primarily due to the lower oil and gas production costs discussed above coupled with lower depreciation and depletion expense related to lower oil production. As a result of substantially lower operating revenues and somewhat lower expenses, an operating loss of $120,400 and $257,900, respectively, was incurred for the three- and nine-month periods ended September 30, 1997, compared to operating income of $386,500 and 716,400 for the same periods in 1997.

        Nonoperating expenses for the three- and nine-month periods ended September 30, 1998, increased $11,800 and $11,600, respectively, when compared with the prior year's periods. As a result, the loss before taxes was $152,558 and $322,066, respectively, for the three- and nine-month periods ended September 30, 1998, compared to income of $366,107 and $663,727 for the same periods in 1997.

        Income tax benefit was $10,000 for the 1998 nine-month period compared to a tax expense of $63,500, for the same period in 1997. Income taxes primarily consist of the effect of the net changes in the Company's deferred tax assets and liabilities and therefore bear little relationship to income.

        After income taxes, consolidated operations yielded a net loss of $152,600 or $.04 per share for the third quarter of 1998 compared to net income of $345,800 or $.08 per share for the third quarter of 1997. The net loss for the nine months ended September 30, 1998, was $312,100 or $.08 per share compared to $600,200 or $.15 per share of net income in the same period of 1997.


                       Liquidity and Capital Resources

       At September 30, 1998, the Company had working capital of $147,700 compared to working capital of $18,200 at December 31, 1997. The Company's current ratio was 1.15 to 1 at September 30, 1998, compared to 1.01 to 1 at year-end 1997.

       Net cash used in operating activities was $68,400 for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $1,127,000 for the same period in 1997. The decrease in 1998 operating cash flows was primarily due to the substantial reduction in oil prices. In 1998 cash was utilized to make payments of $1,110,000 for additions to property, plant and equipment primarily for the drilling and completion of the Ballantyne-State/Steinhaus H1 and the Oscar Fossum H4 wells and $343,600 for payments on long-term debt.

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

       None.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a) For a list of exhibits of the Company, see Item 14(c) of its Annual Report on Form 10K for the fiscal year ended December 31, 1997, which is specifically incorporated herein by reference. A financial date schedule (Exhibit 27 is attached hereto.) All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


November 9, 1998


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer