Form 10-Q/A
period 1998-09-30
GEORESOURCES INC
filed 1999-01-27
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q/A


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


                             Year 2000 Readiness

     The Company expects to complete the review, resolution and testing of all its internal computer systems prior to December 31, 1999, so that it is Year 2000 compliant. Essentially all of the Company's office computer systems are desktop computers, including its complete accounting system. The maker of the Company's accounting software has represented that it has run a 2000 compliant version in house for over a year, and the Company expects to upgrade to that version before August 31, 1999. All other office desktop systems are either already Year 2000 compliant or will be upgraded before December 31, 1999. The Company's oil and gas production operations equipment and its leonardite processing operations equipment are both not dependent on any material amount of in house computerized controls or embedded chip devices and as such are not deemed to be affected by Year 2000 compliance issues. Both of these operational segments are however, significantly dependent on supplies provided by third parties, particularly for energy in the form of electricity and natural gas. The Company plans to contact these energy suppliers to ascertain their Year 2000 readiness. The Company cannot guarantee that there will not be material adverse effects to the Company if utilities and other of the Company's suppliers have difficulties related to Year 2000 readiness. The Company believes the availability of supplies and services from third parties to be the most significant risk related to the Year 2000 issue.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


January 26, 1999


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer