Form 10-K405
period 1998-12-31
GEORESOURCES INC
filed 1999-03-31
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
___X___Annual Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended December 31, 1998. _______Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from________to________.

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
     Securities registered pursuant to Section 12(b) of the Act:   None
       Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, par value $0.01
                   ________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No_______
                   ________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___
                   ________________________________________

The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 19, 1999, was approximately $2,310,914 (based on the closing price of the Registrant's common stock on the NASDAQ system on such date.)

Shares  of  $0.01  par value  Common  Stock  outstanding  at  March 19,
1999:  4,071,652
                   ________________________________________

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

          As of December 31, 1998, the Registrant had developed oil and gas leases covering approximately 12,932 net acres in Montana and North Dakota, and during 1998 sold an average 478 net equivalent barrels of oil per day from 110 gross (77.78 net) productive wells located primarily in North Dakota.

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

          In 1998, the Company's leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity has remained at relatively low levels for the past several years. The Registrant has no significant supply contracts with individual customers.


          Status of Products, Services or Industry Segments in Development

          The Company owns 83% of the stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 3,988 gross acres (3,754 net) on a gas prospect located in the State of Washington. Activities in 1998 consisted of a small amount of geological field work in an effort to further define the prospect. The Company does not expect to devote any substantial resources to this project in 1999.

          In addition to its two principal business segments, the Registrant owns a nonproducing silver property in Arizona. (See Item 2.) The Company also owns a minor amount of geothermal and other mineral rights located in Oregon. The Registrant does not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 1999.


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


          Major Customers

          In 1998, Registrant sold its crude oil to 26 purchasers. Koch Oil Company was the major customer, accounting for approximately 77% of the Registrant's oil and gas revenue in 1998 or approximately 54% of the Registrant's total operating revenue. Management believes there are other crude oil purchasers to whom the Company would be able to sell its oil if it lost any of its current customers.

          In 1998, the Registrant sold leonardite products to 44 customers. The largest customer in 1998 for leonardite products made purchases totaling 26% of the Registrant's mining and manufacturing revenue or approximately 8% of the Registrant's total operating revenue.


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


          Competition

          Oil and Gas: In addition to being highly speculative, the oil and gas business is intensely competitive among the many independent operators and major oil companies in the industry. Many competitors possess financial resources and technical facilities greater than those available to the Registrant and may, therefore, be able to pay more for desirable properties or to find more potentially productive prospects. However, management believes the Registrant has the ability to obtain leasehold interests which will be sufficient to meet its oil and gas needs in the foreseeable future.


          Leonardite Products: Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found. The Registrant's products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud. In addition, leonardite deposits are available in other areas within the United States and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite.


          Environmental Regulations

          All of the Registrant's operations are generally subject to federal, state or local environmental regulations. The Registrant's oil and gas business segment is affected particularly by those environmental regulations concerned with the disposal of produced oilfield brines and other oil-related wastes. The Registrant's leonardite mining and processing segment is also subject to numerous state and federal environmental regulations, particularly those concerned with air contaminant emission levels of the Company's processing plant, and mine permit and reclamation regulations pertaining to surface mining at the Company's leonardite mine. The Company believes that maintenance of acceptable air contaminant emission levels at its processing plant could become more costly in the future if plant production increases substantially above levels experienced over the past several years. Management believes significantly higher plant utilization would increase emission levels and could make it necessary to replace or upgrade air quality control equipment. Future environmental compliance costs that might be required to upgrade the equipment are not known at this time.


          Foreign Operations and Export Sales

          The Registrant has no production facilities or operations in foreign countries and has no direct export sales. Some of the Company's leonardite products are sold to distributors in the United States who in turn export these products.


          Employees

          As of March 15, 1999, the Registrant had 13 full-time employees.


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

                             Finished            Average
                             Products          Sales Price
               Year           (Tons)             Per Ton

               1998           7,772              $ 92.47
               1997           8,094              $ 94.44
               1996           8,909              $ 94.49

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


          Oil and Gas Properties

          The Registrant owns developed oil and gas leases totaling 17,760 gross (12,932 net) acres as of December 31, 1998, plus associated production equipment and also owns a number of undeveloped oil and gas leases. The acreage and other additional information concerning the Registrant's oil and gas operations are presented in the following tables.


          Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows: All the Registrant's oil and gas reserves are located in the United States. Information concerning the estimated net quantities of all the Registrant's proved reserves and the standardized measure of future net cash flows from such reserves is presented as unaudited supplementary information following the Financial Statements in
Item 8. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum-engineering firm in Williston, North Dakota. The Registrant has no long-term supply or similar agreements with foreign governments or authorities, and the Registrant does not own an interest in any reserves accounted for by the equity method.


          Net Oil and Gas Production, Average Price and Average Production
Cost: The net quantities of oil and gas produced and sold for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

                                  Oil & Gas

                                         Average     Average
          Net       Net       Net          Oil         Gas      Average
          Oil       Gas    Oil & Gas      Sales       Sales       Prod.
         Prod.     Prod.     Prod.        Price       Price     Cost Per
Year    (Bbls)     (MCF)    (BOE)*       Per Bbl     Per MCF      BOE**

1998    173,102    8,491    174,517      $ 9.54      $ 1.26      $ 5.33
1997    211,266   10,408    213,001      $16.15      $ 1.30      $ 6.27
1996    166,810   13,167    169,005      $17.67      $ 1.29      $ 6.40
_____________________________
*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


          Gross and Net Productive Wells: As of December 31, 1998, the Registrant's total gross and net productive wells were as follows:

                              Productive Wells*
            Oil                                          Gas
Gross Wells       Net Wells                 Gross Wells       Net Wells

  110                77.78                     24                24.00
_____________________________
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests the Company owns in gross wells. Productive wells are producing wells plus shut-in wells the Company deems capable of production.


          Gross and Net Developed and Undeveloped Acres: As of December 31, 1998, the Registrant had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*

                   Developed          Undeveloped            Total
                Gross      Net      Gross      Net      Gross      Net

Montana         9,000     7,637    17,377    17,302    26,377    24,939
North Dakota    8,760     5,295    30,026    13,304    44,786    18,599
Washington          0         0     3,988     3,754     3,988     3,754

ALL STATES     17,760    12,932    57,391    34,360    75,151    47,292
_____________________________
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests the Company owns in gross acres.


          Exploratory Wells and Development Wells: For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by the Company was as set forth below.

              Net Exploratory         Net Development         Total Net
Year           Wells Drilled           Wells Drilled        Wells Drilled
           Productive    Dry       Productive    Dry

1998          0.00       0.00         0.00       0.00            0.00
1997          0.00       0.02         1.67       0.00            1.69
1996          0.00       0.08         0.67       0.00            0.75


          Present Activities: From January 1, 1999 to March 15, 1999, the Registrant had no wells in the process of drilling.


          Supply Contracts or Agreements: The Registrant is not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


          Reserve Estimates Filed with Agencies: No estimates of total proved net oil and gas reserves for the year ended December 31, 1998 have been filed with any federal authority or agency. Estimated total proved net oil and gas reserves will be filed with the Energy Information Administration of the Department of Energy (DOE) in April 1999 for reserves at year-end 1998. The difference between the oil and gas reserves reported in this Form 10-K and those to be filed with the DOE will not exceed 1%. Other than the estimates of reserves at December 31, 1997, filed with the Securities and Exchange Commission, the Registrant did not file reserve reports with any other federal agencies within the past 12 months.


          Silver Property

          The Registrant owns seven patented mining claims and 15 unpatented mining claims in Pinal County, Arizona. These claims, known as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last metal ore production was in 1989 under a lease arrangement. In 1999, the Registrant entered into a License Agreement with another company to allow commercial rock production from the patented claims. Under the terms of this agreement, the Registrant is to receive a 10% of gross selling price royalty on all rock products produced and sold from the property. The agreement also provides for a minimum royalty of $250 per month to continue the agreement in effect through its three-year term ending January 15, 2002. No mining activities are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 1999; however, it continues to investigate ways to further exploit the property.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1998, no matter was submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.


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

                                               Trade Price
       Calendar                          Lowest           Highest

         1997       1st Quarter           $3.04            $3.21
                    2nd Quarter           $2.83            $2.98
                    3rd Quarter           $3.39            $3.61
                    4th Quarter           $2.52            $2.65

         1998       1st Quarter           $1.92            $2.27
                    2nd Quarter           $1.69            $2.02
                    3rd Quarter           $1.19            $1.48
                    4th Quarter           $ .83            $1.15


          As of March 15, 1999, there were approximately 1,300 holders of record of the Registrant's Common Stock. Management believes that there are also approximately 750 additional beneficial owners of common stock held in "street name".

          The Registrant has never declared or paid a cash dividend on its Common Stock nor does it anticipate that dividends will be paid in the near future. Further, certain of the Company's financing agreements restrict the payment of cash dividends. See Note F to the Financial Statements for further information.

          On January 28, 1999, the NASDAQ Stock Market ("NASDAQ") notified the Company that it was not in compliance with the $1 minimum bid requirement, one of several listing requirements of the NASDAQ SmallCap Market. The Company is in compliance with the other requirements. If the Company is unable to meet compliance with the $1 minimum bid requirement on or before April 28, 1999, the Company's common stock could be delisted from NASDAQ. To avoid delisting of its securities, the Company, in accordance with NASDAQ procedural guidelines, may request a hearing with NASDAQ before April 27, 1999, to seek a stay of delisting. The Company's management believes the Company should be granted a stay but it is unknown at this time whether NASDAQ would grant it. The Company will also continue to investigate any other options it might have to meet compliance with the minimum bid requirement.


ITEM 6.   SELECTED FINANCIAL DATA

                  1998         1997         1996         1995         1994
Operating
Revenue        $2,380,651   $4,189,793   $3,806,790   $2,874,001   $2,442,850

Net Income
(Loss)         (1,605,218)     766,265      733,726      303,889       40,141

Net Income
(Loss)
Per Share            (.39)         .19          .18          .08          .01

AT YEAR END:
Total Assets    6,704,724    8,032,328    7,909,965    6,690,285    5,796,354

Long-term
Debt            1,625,004      666,000      998,097      958,330      787,035

Current
Maturities        316,000      457,097      283,200      511,594      385,219

Working
Capital           111,515       18,240      205,463     (171,949)     (86,786)
(Deficit)

Stockholders'
Equity          4,052,114    5,691,597    4,873,927    4,114,001    3,798,549


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


RESULTS OF OPERATIONS


Comparison of 1998 to 1997 Revenue and Gross Margin

          Oil and gas sales were $1,662,000 in 1998 compared to $3,425,000 in 1997, a decrease of $1,763,000 or 51%. This decrease in revenue was due to a 41% decrease in average oil prices and an 18% decline in the volume of oil and gas sold. The 1998 average oil price per barrel was $9.54 compared to an average of $16.15 in 1997. The Company periodically uses various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge against the risks of oil price declines. See Note K to the Financial Statements for further information. The volume of oil and gas sold in 1998 decreased 38,000 barrels, or 18%, to 175,000 barrels of oil equivalent (BOE) from 213,000 BOE in 1997. The lower 1998 average oil price resulted from a collapse in world oil prices that occurred during 1998. The lower 1998 production volumes resulted from the Company "shutting in" or curtailing production from numerous marginal wells in an effort to control production costs. As of February 1, 1999, the Company had shut in a total of approximately 35 operated wells to reduce production costs.

          Oil and gas production costs were $930,000 in 1998 compared to $1,336,000 in 1997, a decrease of $406,000 or 30%. These lower costs were due to two primary factors, the efforts to reduce costs by shutting in marginal wells as discussed above and lower production taxes resulting from lower oil prices. Production costs expressed on a per equivalent barrel basis declined $0.94 per BOE or 15% to average $5.33 for 1998 compared to $6.27 for 1997. The decrease in per barrel costs occurred because total production expenses declined by a higher percentage than the decline in the volume of oil and gas sales. Gross margin for 1998 oil and gas operations before deductions for depletion, a non-cash writedown of oil and gas properties and selling, general and administrative (SG&A) expenses decreased to $732,000 or 44% of revenue compared to $2,090,000 or 61% of revenue for 1997.

          Leonardite product sales were $719,000 in 1998 compared to $764,000 in 1997, a decrease of $46,000 or 6%. This decrease was due to a 4% decrease in tonnage sold in 1998 resulting from weaker demand for the Company's oil and gas related drilling products during 1998. Production sold in 1998 was 7,772 tons at an average price of $92.47, compared to 8,094 tons at an average price of $94.44 for 1997.

          Cost of leonardite sold was $603,000 in 1998 compared to $598,000 in 1997, an increase of $5,000 or 1%. Production costs per ton were $77.61 and $73.86 for 1998 and 1997, respectively. Costs per ton increased approximately 5% for 1998 compared to 1997 due in part to the lower production volumes that spread fixed costs over fewer tons.

          Gross margin for 1998 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $115,000 or 16% of revenue compared to $167,000 or 22% of revenue for 1997. The decline in 1998 gross margin resulted from the combination of the decline in leonardite sales and a slight increase in production costs previously discussed.


Comparison of 1998 to 1997 Consolidated Analysis

          Total revenue for 1998 decreased $1,809,000 or 43% to $2,381,000 from $4,190,000 in 1997. This decrease was primarily due to the substantially lower oil prices that existed during 1998 and, to a lesser extent, the lower oil production, both previously discussed.

          Total operating costs for 1998 increased $843,000 or 26% to $4,076,000 compared to $3,233,000 in 1997. These increased costs resulted entirely from a non-cash write-down of oil and gas properties charged to operating expenses in accordance with Securities and Exchange Commission
(SEC) rules. Without the write-down, operating expenses in all the normal expense categories, except cost of leonardite sold, declined such that total operating expenses would have been $2,776,000 for 1998 which was $457,000 or 14% less than the $3,233,000 for 1997. Normal operating expenses were lower due to the oil and gas cost cutting measures discussed above and to general efforts to reduce costs.

          Lower 1998 total revenue and higher total operating costs resulted in an operating loss of $1,696,000 for 1998 compared to operating income of $957,000 in 1997. Nonoperating expenses increased $24,000 from $80,000 in 1997 to $105,000 in 1998, yielding a loss before taxes of $1,800,000 in 1998 compared to a pretax income of $876,000 in 1997.

          The income tax benefit in 1998 was $195,000 compared to a tax expense of $110,000 in 1997. The amount for each year is reflective of the net changes in the Company's deferred-tax assets and deferred-tax liabilities under the provisions of SFAS No. 109 and include only a small amount of income taxes currently paid. See Notes A and G to the Financial Statements for further information.

          The net loss for 1998 was $1,605,000 or $.39 per share compared to net income of $766,000 or $.19 per share in 1997.


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

          Oil and gas production costs were $1,336,000 in 1997 compared to $1,082,000 in 1996, an increase of $254,000 or 23%. About two-thirds of the increase resulted from two factors, the first being the Company's increased workover activity in 1997, and the second, increased repairs and maintenance on the Company's oil and gas production facilities. For many years before the Company drilled its first horizontal well in 1995, cash flow was substantially lower, and therefore, non-essential repairs and maintenance of production equipment was often deferred in order to minimize production expense and conserve cash flow. During 1997, with substantially more cash flow available, the Company performed many repairs and maintenance on production equipment in an effort to improve their operating condition and efficiency. The remaining one-third of the increase in oil and gas production costs was due to smaller increases in many expense categories due to either increased costs of goods or the Company's increased production levels. For example, production taxes increased $13,000 due to the higher oil sales, electrical power increased $35,000 due to more wells using power and contract pumping services increased $26,000 due to a rate increase and more wells. Even with these higher production costs, however, production costs expressed on a per-equivalent-barrel basis remained relatively stable, averaging $6.27 for 1997 compared to $6.40 for 1996. The stability in per barrel costs was due to increased production which spread the costs over more barrels. Gross margin for 1997 oil and gas operations before deductions for depletion and selling, general and administrative expenses increased to $2,090,000 or 61% of revenue compared to $1,883,000 or 63% of revenue for 1996. The stability in 1997 gross margin as a percentage of revenue was due to oil revenues increasing the same percentage as production costs.

          Leonardite product sales were $764,000 in 1997 compared to $842,000 in 1996, a decrease of $77,000 or 9%. This decrease was due to a 9% decrease in tonnage sold in 1997 resulting from weaker demand for the Company's products in the fourth quarter of 1997. Production sold in 1997 was 8,094 tons at an average price of $94.44, compared to 8,909 tons at an average price of $94.49 for 1996.

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

          Gross margin for 1997 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $167,000 or 22% of revenue compared to $174,000 or 21% of revenue for 1996. The relative stability in 1997 gross margin resulted from relatively equal declines in leonardite production costs compared to leonardite sales.


Comparison of 1997 to 1996 Consolidated Analysis

          Total revenue for 1997 increased $383,000 or 10% to $4,190,000 from $3,807,000 in 1996. This increase was due to the higher oil and gas production previously discussed.

          Total operating costs for 1997 increased $310,000 or 11% to $3,233,000 compared to $2,923,000 in 1996. These increased costs resulted from the higher oil and gas production costs previously discussed coupled with higher depreciation, depletion and amortization (DD&A) expenses. DD&A expenses were higher due to higher oil production levels that increased the oil depletion expense portion of DD&A.

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


LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, the Company had current assets of $999,000 compared to current liabilities of $888,000 for a current ratio of 1.13 to 1 and working capital of $112,000. This compares to a current ratio of
1.01 to 1 at December 31, 1997, and working capital of $18,000. Cash was significantly lower at year-end 1998, as a result of the Company using cash to reduce accounts payable from the prior year's level. Current liabilities also declined because less of the Company's debt was scheduled to mature in 1998 and 1999. See Note F to the Financial Statements for further information. Working capital at year-end 1998 was higher than year-end 1997 because current liabilities were reduced more than current assets. This was due to the lower current maturities discussed above and to higher inventories resulting from the Company holding oil in lease tanks awaiting higher oil prices.

          During the year ended December 31, 1998, the Company generated cash flows from operating activities of $124,000 which was $2,104,000 less than the amount generated during 1997. This decrease was essentially due to substantially lower oil prices that existed in 1998. The Company anticipates that cash flows from operations and funds available under a $3,000,000 revolving line of credit will be sufficient to meet its short-term cash requirements. It allows borrowings until January 5, 2001, with repayment of any amounts borrowed to begin by that date. The Company can select a repayment schedule of up to a maximum of 48 months.

          During 1998, the Company's investing activities used $1,287,000 of cash which was primarily for additions to property, plant and equipment related to the drilling and completion of the Oscar Fossum H4 horizontal well in early 1998 and proved property acquisitions during 1998. The additions to property and equipment consists of the approximate amounts as follows: Exploration and development costs of $884,000 that included the paid portion of costs for drilling and completing the Oscar Fossum H4 in early 1998, proved property acquisition costs of $236,000 associated with acquiring interests in thirteen producing wells in two separate acquisitions, unproved property costs of $38,000 primarily for oil and gas lease costs.

          During 1998, the Company's financing activities consisted of proceeds from borrowings of $1,275,000 and $457,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements. In addition the Company used $96,000 of cash to purchase its own stock on the open market.

          Management estimates that the Company's development costs for 1999 related to the Company's proved developed nonproducing and proved undeveloped oil and gas properties will be substantially less than the $1,000,000 or more that they have been in recent years. Planned expenditures for 1999 consist of delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 1999 principal payments required under existing debt agreements totals $316,000. The estimated amounts for exploration and development are uncertain because of the extremely low oil prices that have existed throughout 1998 and the first quarter of 1999. During March 1999, crude oil prices on the NYMEX recovered modestly. Dramatic fluctuations in world oil prices can occur as a result of the market's perception of what major oil producing countries will do to control oil supplies. The price the Company receives for its oil production is tied directly to world oil markets, and lower prices result in reduced cash flow. The Company budgets and estimates its capital expenditures, but these estimates can change, either upward or downward, quickly with the effects oil prices have on cash flow.

          Management expects to continue to evaluate possible future purchases of additional producing oil and gas properties and the further development of currently owned properties. Management believes the Company's long-term cash requirements for such investing activities and the repayment of long-term debt can be met by future cash flows from operations, and if necessary, possible forward sales of oil reserves or additional debt or equity financing.


YEAR 2000 READINESS

          The Company expects to complete the review, resolution and testing of all its internal computer systems prior to December 31, 1999, so that it is Year 2000 compliant. Essentially all of the Company's office computer systems are desktop computers, including its complete accounting system. The maker of the Company's accounting software has represented that it has run a 2000 compliant version in house for over a year, and the Company expects to upgrade to that version before August 31, 1999. All other office desktop systems are either already Year 2000 compliant or will be upgraded before December 31, 1999. The Company does not expect that the cost of upgrading any of its computer systems will have a material impact on the Company's financial position, results of operations or cash flows in future periods. The Company's oil and gas production operations equipment and its leonardite processing operations equipment are both not dependent on any material amount of in house computerized controls or embedded chip devices and as such are not deemed to be affected by Year 2000 compliance issues. Both of these operational segments are, however, significantly dependent on the Year 2000 readiness of their respective customers and on supplies provided by third parties, particularly for energy in the form of electricity and natural gas. The Company cannot guarantee that there will not be material adverse effects to the Company if customers or utilities and other of the Company's suppliers have difficulties related to Year 2000 readiness. The Company believes the availability of supplies and services from third parties to be the most significant risk related to the Year 2000 issue.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following sets forth certain information concerning each director and executive officer of the Company:

                           Position(s) with        Period of Service as
Name and Age               the Company             a Director or Officer

Jeffrey P. Vickers         President and           Since 1982
  Age:  46                 Director

Thomas F. Neubauer         Vice President          Since June 1992
  Age:  64                 of Leonardite
                           Operations

Cathy Kruse                Secretary,              Since October 1981;
  Age:  44                 Treasurer and           October 1981 to May
                           Director                1985 and since June
                                                   1990; since June 1996

H. Dennis Hoffelt          Director                From 1967 through
  Age:  58                                         June 1986; and since
                                                   June 1987

Joseph V. Montalban        Director                Since June 1996
  Age:  75

Paul A. Krile              Director                Since June 1997
  Age:  71

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

          Cathy Kruse, Secretary and Treasurer of the Company, is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the above named persons. There are no arrangements or undertakings between any of the named directors and any other persons pursuant to which any director was selected as a director or was nominated as a director. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company for 1998, no officer or director failed to file any of the above forms on a timely basis.


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

                          Summary Compensation Table

                                           Long Term Compensation
                  Annual Compensation           Awards         Payouts
                                                                         All
                                Other   Restricted  Securities          Other
Name and                        Annual    Stock     Underlying  LTIP    Compen-
Principal       Salary   Bonus  Compen-  Award(s)    Options   Payouts  sation
Position  Year    ($)     ($)   sation     ($)       SARs(#)     ($)      ($)

Jeffrey   1998  $82,596   -0-    -0-       N/A         -0-       N/A    $4,130
P.        1997  $82,596  25,000  -0-       N/A       71,000      N/A    $8,747
Vickers   1996  $78,443   -0-    -0-       N/A         -0-       N/A   $11,766
CEO

          In the table above, the column titled "All Other Compensation" is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

          If the Company achieves net income in a fiscal year, the Board of Directors may determine to contribute an amount based on the Company's profits to the Employees' Profit Sharing Plan and Trust adopted in December 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the Profit Sharing Plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. The Company did not make a contribution in 1998. Contributions for 1997 and 1996 were $21,508 and $60,000, respectively. As of December 31, 1998, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $418,500.

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


             Aggregated Option/SAR Exercises in last Fiscal Year
                         and FY-End Option/SAR Values

                                                              Value of
                                              Number of      Unexercised
                                             Unexercised     In-the-Money
                                             Options/SARs    Options/SARs
                 Shares                      at FY-End(#)    at FY-End($)
               Acquired on      Value        Exercisable/    Exercisable/
Name            Exercise(#)  Realized($)     Unexercisable   Unexercisable

Jeffrey P.
Vickers, CEO       -0-           -0-           106,000/0          0/0

          At the 1993 Annual Meeting of Shareholders, the Company's 1993 Employees' Incentive Stock Option Plan (the "Plan") was approved by shareholders. The purpose of the Plan is to enable the Company to attract persons of training, experience and ability to continue as employees and to furnish additional incentive to such persons, upon whose initiative and efforts the successful conduct and development of the business of the Company largely depends, by encouraging such persons to become owners of the common stock of the Company.

          The term of the Plan expires February 17, 2003. If within the duration of an option, there shall be a corporate merger consolidation, acquisition of assets or other reorganization; and if such transaction shall affect the optioned stock, the optionee shall thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to such transaction and the optionee had been a stockholder of the Company with respect to such shares.

          The Plan is administered by the Board of Directors. The exercise price of the common stock offered to eligible participants under the Plan by grant of an option to purchase common stock may not be less than the fair market value of the common stock at the date of grant; provided, however, that the exercise price shall not be less than 110% of the fair market value of the common stock on the date of grant in the event an optionee owns 10% or more of the common stock of the Company. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, options have been issued for 295,000 shares pursuant to the Plan.


                           Directors' Compensation

          The officers of the Company who are also directors receive no additional compensation for attendance at Board meetings. Directors, other than Jeffrey P. Vickers and Cathy Kruse, were paid $200 per month for Board meetings in 1998.


ITEM 12.  SECURITES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number of shares of common stock beneficially owned by each officer, director and nominee for director of the Company and by all directors and officers as a group, as of March 15, 1999. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Common Stock,     Cathy Kruse              14,700-Direct(d)          (c)
$.01 par value

Common Stock,     Thomas F. Neubauer       20,500-Direct(e)          (c)
$.01 par value

Common Stock,     H. Dennis Hoffelt        39,000-Direct and         (c)
$.01 par value                                  Indirect(f)

Common Stock,     Joseph V. Montalban     463,800-Direct(g)         11.4%
$.01 par value

Common Stock,     Officers and          1,120,434-Direct and        27.5%
$.01 par value    Directors as                    Indirect
                  a Group-                        (a)(b)(c)(d)
                  (six persons)                   (e)(f)(g)


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

(c)  Less than 1%.

(d) Included in the 14,700 are 14,500 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to the Company's 1993 Employees' Incentive Stock Option Plan.

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

          The following table sets forth information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock as of March 15, 1999.

                                           Amount of
Class of          Name and                 Shares and Nature of  Percent
Securities        Address of Person        Beneficial Ownership  of Class

Common Stock,     Joseph V. Montalban      463,800-Direct(a)      11.4%
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


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Documents filed as Part of this Report

                    (1) Financial Statements and Schedules: See "Index to Consolidated Financial Statements and Supplementary Data" on next page. There are no financial statement schedules filed herewith.

                    (2)  Disclosures About Oil and Gas Producing Activities
                    - Unaudited: See "Index to Consolidated Financial Statements and Supplementary Data" on next page.

                    (3)  Exhibits:  See "Exhibit Index" on page 52.

          (b)  Reports on Form 8-K
               None.

          (c)  Exhibits required by Item 601 of Regulation S-K
               See (a)(3) above.

          (d) Financial Statement Schedules required by Regulation S-X See (a)(1) above.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA


                                                             Page
REPORT OF INDEPENDENT AUDITORS ON THE
 CONSOLIDATED FINANCIAL STATEMENTS                            27

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                  28
 Consolidated statements of operations                        29
 Consolidated statements of stockholders' equity              30
 Consolidated statements of cash flows                   31 - 32
 Notes to consolidated financial statements              33 - 46

UNAUDITED SUPPLEMENTARY INFORMATION - Disclosures about
 oil and gas producing activities                        47 - 50


                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Richey, May & Co., P. C.
Englewood, Colorado
March 4, 1999



                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997


                                    ASSETS
CURRENT ASSETS:                                        1998            1997
  Cash and equivalents                            $     40,673    $    490,385
  Trade receivables, net                               524,132         521,934
  Inventories                                          403,529         288,264
  Prepaid expenses                                      26,468          31,422
  Investments                                            4,319          25,966

          Total current assets                         999,121       1,357,971

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
    Properties being amortized                      19,139,363      17,997,596
    Properties not subject to amortization             141,019         124,672
  Leonardite plant and equipment                     3,206,217       3,211,825
  Other                                                704,357         702,068

                                                    23,190,956      22,036,161
  Less accumulated depreciation, depletion,
   amortization and impairment                     (17,635,373)    (15,510,109)

          Net property, plant and equipment          5,555,583       6,526,052

OTHER ASSETS:
  Mortgage loans receivable, related party             103,321         103,321
  Other                                                 46,699          44,984

          Total other assets                           150,020         148,305

TOTAL ASSETS:                                     $  6,704,724    $  8,032,328

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    472,345    $    770,204
  Current maturities of long-term debt                 316,000         457,097
  Accrued expenses                                      99,261         112,430

          Total current liabilities                    887,606       1,339,731

LONG-TERM DEBT, less current maturities:             1,625,004         666,000

DEFERRED INCOME TAXES:                                 140,000         335,000

CONTINGENCIES (NOTE I):

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 4,071,652 and
   4,097,214 shares, respectively                       40,717          40,972
  Additional paid-in capital                           846,787         880,797
  Retained earnings                                  3,164,610       4,769,828

          Total stockholders' equity                 4,052,114       5,691,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:       $  6,704,724    $  8,032,328


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998          1997          1996
OPERATING REVENUE:
  Oil and gas sales                    $ 1,661,977   $ 3,425,395   $ 2,964,939
  Leonardite sales                         718,674       764,398       841,851

                                         2,380,651     4,189,793     3,806,790

OPERATING COSTS AND EXPENSES:
  Oil and gas production                   929,560     1,335,605     1,082,324
  Cost of leonardite sold                  603,208       597,813       667,437
  Depreciation, depletion
   and amortization                        830,871       850,599       674,805
  Write-down of oil and
   gas properties                        1,300,000            --            --
  Selling, general and
   administrative                          412,729       449,161       498,882

                                         4,076,368     3,233,178     2,923,448

      Operating income (loss)           (1,695,717)      956,615       883,342

OTHER INCOME (EXPENSE):
  Interest expense                        (143,588)     (125,007)     (113,384)
  Interest income                           17,231        25,036        18,287
  Other income and losses, net              21,856        19,621        31,050

                                          (104,501)      (80,350)      (64,047)

      Income (loss) before
       income taxes                     (1,800,218)      876,265       819,295

INCOME TAX (EXPENSE) BENEFIT:              195,000      (110,000)      (85,569)

      Net income (loss)                $(1,605,218)  $   766,265   $   733,726

EARNINGS PER SHARE:

      Net income (loss),
       basic and diluted               $      (.39)  $       .19   $       .18

  Weighted average number
   of shares outstanding                 4,080,092     4,076,284     4,056,274

  Dilutive potential shares -
   Stock options                                --        63,361        38,686

  Adjusted weighted average shares       4,080,092     4,139,645     4,094,960


                      GEORESOURCES, INC., AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                            Additional
                         Common Stock         Paid-in    Retained
                       Shares     Amount      Capital    Earnings      Total

Balance,
 December 31, 1995   4,035,714  $   40,357  $  803,807  $3,269,837  $4,114,001

 Issuance of common
  stock as
  compensation          25,000         250      25,950          --      26,200

 Net income                 --          --          --     733,726     733,726

Balance,
 December 31, 1996   4,060,714      40,607     829,757   4,003,563   4,873,927

 Issuance of common
  stock as
  compensation          20,000         200      30,400          --      30,600

 Stock options
  exercised             16,500         165      20,640          --      20,805

 Net income                 --          --          --     766,265     766,265

Balance,
 December 31, 1997   4,097,214      40,972     880,797   4,769,828   5,691,597

 Purchase of
  common stock         (56,562)       (565)    (95,351)         --     (95,916)

 Issuance of common
  stock for acquisition
  of oil and gas
  properties            31,000         310      61,341          --      61,651

 Net income (loss)          --          --          --  (1,605,218) (1,605,218)

Balance,
 December 31, 1998   4,071,652  $   40,717  $  846,787  $3,164,610  $4,052,114


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES;
 Net income (loss)                     $(1,605,218)  $   766,265   $   733,726
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion,
   amortization and
   valuation allowance                   2,130,871       850,599       674,805
   Deferred income taxes (benefit)        (195,000)      110,000        74,000
   Issuance of common stock
    as compensation                             --            --        26,200
   Other                                     7,192         2,364         2,192
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                      (2,198)      414,111      (345,715)
     Inventories                          (115,265)      (36,765)       33,519
     Prepaid expenses and other              4,954       (13,221)         (741)
     Investments                            21,647        31,805       (47,652)
    Increase (decrease) in:
     Accounts payable                     (109,569)      145,629       (87,604)
     Accrued expenses                      (13,169)      (43,034)       87,527
      Net cash provided by operating
       activities                          124,245     2,227,753     1,150,257

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment                         (1,287,321)   (2,707,097)     (583,128)
 Proceeds from sale of property
  and equipment                                 --       357,236            --
 Other                                          --            --       (12,756)

      Net cash used in investing
       activities                       (1,287,321)   (2,349,861)     (595,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings      1,275,000       425,000       325,000
 Principal payments on long-term debt     (457,093)     (583,200)     (513,627)
 Proceeds from issuance of common stock         --        20,805            --
 Cost to purchase common stock             (95,916)           --            --
 Debt issue costs                           (8,627)       (5,000)       (2,936)

      Net cash provided by (used in)
       financing activities                713,364      (142,395)     (191,563)

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS:                         (449,712)     (264,503)      362,810

CASH AND EQUIVALENTS, beginning of year:   490,385       754,888       392,078

CASH AND EQUIVALENTS, end of year:     $    40,673   $   490,385   $   754,888


                      GEORESOURCES, INC., AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998          1997          1996
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
  Cash paid for:
  Interest                             $   138,791   $   124,245   $   114,850
  Income taxes                              14,573         9,922         1,569


NONCASH INVESTING AND FINANCING ACTIVITIES

  During 1998, the Company issued 31,000 shares of common stock valued at $61,651 as partial consideration of the purchase price of various oil and gas properties.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations and Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 83% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC is not presented, as the amount is immaterial.

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include the unaudited quantity of oil and gas reserves which directly affects the computation of depletion of oil and gas properties. It is at least reasonably possible that the estimates used will change within the next year.

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

    All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.86, $3.40 and $3.27 for 1998, 1997 and 1996, respectively.

    In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. During 1998, the selling prices of the Company's oil and gas products declined significantly, reaching their lowest point of the year in mid December with only a small increase through December 31, 1998, and some additional increase after year-end. In consideration of the price increase subsequent to year-end, the Company computed the "ceiling test" using prices in effect on March 4, 1999. As a result, the net capitalized costs of the Company's oil and gas properties exceeded their "estimated present value" based upon the "ceiling" limitation and consequently, the Company recognized a charge to operations of $1,300,000 or $0.32 per share. Had the Company determined the "ceiling" limitation using year-end prices, it would have recognized an additional charge to operations of approximately $900,000 or $0.22 per share.

    Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

    Costs not being amortized at December 31, 1998, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties which were acquired during the following years:

                 1998               $  21,168
                 1997                  32,859
                 1996                  16,258
                 1995 and prior        70,734

                    Total           $ 141,019

    It is expected that evaluation of the above properties will occur primarily over the next four years.

    Other Property and Equipment

    Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

              Buildings                 10-25 years
              Machinery and equipment    3-10 years

   Impairment of Long-Lived Assets

    Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 1998, 1997 and 1996.

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

    Earnings Per Share of Common Stock

    Earnings per share has been computed based on the adjusted weighted average number of common shares outstanding. The effect of outstanding stock options was antidilutive in 1998.

    Recently Issued Accounting Standards

    In 1998, the FASB issued SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for the accounting and reporting of all derivative instruments at their fair value as assets or liabilities on the balance sheet. SFAS No. 133 is effective for periods beginning after June 15, 1999 and requires restatement of information presented for prior periods. The adoption of SFAS No. 133 will not have a material impact on these financial statements.

B.  INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

    Segment information

    The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting. Presented below is information concerning the Company's operating segments for the years ended December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
    Revenue:
     Oil and gas                       $ 1,661,977   $ 3,425,395   $ 2,964,939
     Leonardite                            718,674       764,398       841,851

                                       $ 2,380,651   $ 4,189,793   $ 3,806,790

    Operating income (loss):
     Oil and gas                       $(1,279,105)  $ 1,365,729   $ 1,330,169
     Leonardite                             (8,975)       33,859        40,737
     General corporate activities         (407,637)     (442,973)     (487,564)

                                       $(1,695,717)  $   956,615   $   883,342

    Depreciation and depletion:
     Oil and gas                       $   711,522   $   724,061   $   552,446
     Leonardite                            101,468       108,903       107,087
     General corporate activities           17,881        17,635        15,272

                                       $   830,871   $   850,599   $   674,805

    Identifiable assets, net:
     Oil and gas                       $ 4,702,417   $ 5,452,759   $ 5,014,782
     Leonardite                          1,347,521     1,452,847     1,501,054
     General corporate activities          654,786     1,126,722     1,394,129

                                       $ 6,704,724   $ 8,032,328   $ 7,909,965

    Capital expenditures incurred:
     Oil and gas                       $ 1,158,211   $ 1,920,470   $ 1,156,842
     Leonardite                                 --        43,498        29,160
     General corporate activities            2,289         9,927        21,095

                                       $ 1,160,500   $ 1,973,895   $ 1,207,097

    Major Customer

    Sales to a major oil and gas customer were 54%, 71% and 65% of total revenue for the years ended December 31, 1998, 1997 and 1996, respectively. Accounts receivable from this major customer were 36% and 44% of total accounts receivable at December 31, 1998 and 1997, respectively.


C.  TRADE RECEIVABLES AND INVENTORIES:

    Trade receivables at December 31, 1998 and 1997 are comprised of the following:

                                              1998          1997

        Oil and gas purchasers            $   353,607   $   318,096
        Leonardite customers                  181,941       215,254

                                              535,548       533,350
        Less allowance for
        doubtful accounts                     (11,416)      (11,416)

                                          $   524,132   $   521,934

    As of December 31, 1998 and 1997, inventories by major classes are comprised of the following:
                                              1998          1997

        Crude oil                         $   114,464   $    29,550

        Leonardite inventories:
         Finished products                    108,951        90,302
         Raw materials                         90,167        85,433
         Materials and supplies                89,947        82,979

            Total leonardite inventories      289,065       258,714

                                          $   403,529   $   288,264


D.  MORTGAGE LOANS RECEIVABLE, RELATED PARTY

    Mortgage loans receivable, related party represent mortgage loans on the residence of an officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 8% per annum with principal due January 14, 2002. The Company received interest income from these loans of $8,100 for each of the years ended December 31, 1998, 1997 and 1996.


E.  VOLUMETRIC PRODUCTION PAYMENT

    On December 3, 1997, the Company conveyed to Koch Producer Services, Inc., a volumetric production payment of 27,375 barrels of crude oil produced from a specified property through November 1998. The gross proceeds of this sale totaled $364,550 and were credited on the accompanying balance sheet to oil and gas properties being amortized. No gain or loss was recognized on the sale.


F.  LONG-TERM DEBT:

    Long-term debt at December 31, 1998 and 1997 consists of the following loans and a revolving line of credit (RLOC) which are all with one bank:

                                                      1998           1997
     The 1989 Leonardite Loan, prime plus 1%
     (9.5% total rate at December 31, 1997),
     due in monthly installments of $7,600 plus
     interest, due December 1998, unsecured       $        --    $    90,097

     The 1993 Oil & Gas Loan, prime plus 1%
     (8.75% total rate at December 31, 1998),
     due in monthly installments of $16,000 plus
     interest, due September 1999, collateralized
     by oil and gas properties                        141,000        333,000

     The 1995 Oil & Gas Loan, prime plus 1%
     (8.75% total rate at December 31, 1998),
     due in monthly installments of $14,583 plus
     interest, due December 2001, collateralized
     by oil and gas properties                        525,004        700,000

     The 1997 Oil & Gas RLOC, $3,000,000
     revolving line of credit, interest payable
     monthly at prime plus .75%, (8.5% total
     rate at December 31, 1998), expires
     January 5, 2005, collateralized by
     oil and gas properties                         1,275,000             --

        Total long-term debt                        1,941,004      1,123,097

        Less current maturities                      (316,000)      (457,097)
            Long-term debt, less current
            maturities                            $ 1,625,004    $   666,000

    Aggregate maturities required on long-term debt at December 31, 1998, are as follows:

          Year Ending December 31:
                 1999                       $   316,000
                 2000                           175,000
                 2001                           493,754
                 2002                           318,750
                 2003                           318,750
              Thereafter                        318,750

                                            $ 1,941,004

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

G.  INCOME TAXES:

    The components of income tax expense for the years ended December 31,
    1998, 1997 and 1996, are as follows:
                                            1998          1997         1996
       Current tax (expense)            $        --   $       --   $   (11,569)
       Deferred tax benefit (expense)       685,000      (369,000)    (232,000)
       Decrease (increase) in deferred
        tax assets valuation allowance     (490,000)      259,000      158,000

         Income tax (expense) benefit   $   195,000   $  (110,000)  $  (85,569)

    During 1998, the Company recorded a deferred tax benefit of $685,000. This resulted from a) the reversal of temporary differences related to oil and gas properties caused by the $1,300,000 write-down discussed in Note A, and b) the additional net loss incurred for which there are no currently refundable taxes. The Company also increased the deferred tax asset valuation allowance by $490,000 based upon the projection of utilizing less statutory depletion carryforwards in the future.

    During 1997 and 1996, the Company recorded deferred tax expense of $369,000 and $232,000, respectively. This related primarily to net income which was not currently taxable due to the deduction of intangible drilling costs for tax purposes. The Company also decreased the deferred tax asset valuation allowance by $259,000 and $158,000 during 1997 and 1996, respectively, primarily based upon the projection of utilizing additional statutory depletion carryforwards in the future.

    The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

                                                    1998            1997
       Deferred Tax Assets:
        Net operating loss carryforward         $   454,000     $   390,000
        Statutory depletion carryforward          1,252,000       1,113,000
        Tax credit carryforwards                     55,000          69,000
        Other                                        46,000          47,000

                                                  1,807,000       1,619,000
       Valuation Allowance:
        Beginning of year                          (492,000)       (751,000)
        (Increase) decrease                        (490,000)        259,000

        End of year                                (982,000)       (492,000)

       Deferred Tax Liabilities:
        Accumulated depreciation and
         depletion                                 (965,000)     (1,462,000)

       Net Deferred Tax Liability, long-term    $  (140,000)    $  (335,000)


    The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                            1998          1997         1996

     Income tax expense (benefit)
      at statutory rate                     (35)%          35%          35%
     Change in valuation allowance           27           (30)         (20)
     Graduated tax rate difference           --            --          (13)
     State income taxes and other            (3)            8            8

                                            (11)%          13%          10%

    For income tax purposes, the Company has a statutory depletion carryover of approximately $3,495,000 which, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has net operating loss carryovers and investment tax credit carryovers (accounted for using the flow-through method), which, if not utilized, expire as follows:

                                                  Investment
                               Net operating      tax credit
      Year of expiration       loss carryover     carryover

       1999-2000               $         --     $      31,000
         2001                       412,000                --
         2003                       102,000                --
         2008                       115,000                --
         2009                       237,000                --
         2012                       342,000                --
         2013                        61,000                --

         Total                 $  1,269,000     $      31,000

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

    Information with respect to the stock option plan's activity is as follows:

                                                      Shares
                                Shares              Subject to
                               Available            Outstanding
                              for Options             Options

    December 31, 1995            205,000                95,000
     Grants                           --                    --
     Exercises                        --                    --

    December 31, 1996            205,000                95,000

     Grants                     (200,000)              200,000
     Exercises                        --               (16,500)

    December 31, 1997              5,000               278,500

     Grants                           --                    --
     Exercises                        --                    --

    December 31, 1998              5,000               278,500

    Information with respect to the options outstanding and exercisable at December 31, 1998 and 1997, is as follows:

      Number of shares      Exercise Price       Expiration Date

           80,000                $1.15            November 2000
          101,000                 2.37               May 2002
           97,500                 2.31            December 2002

          278,500

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to apply the provisions of APB Opinion 25 in accounting for its plan. Accordingly, no compensation cost was recognized for options granted. Had stock-based compensation cost been determined based upon the fair value of the options estimated on the date of grant the Company's 1997 net income and earnings per share would have been reduced to pro forma amounts of $598,065 and $.15, respectively. The fair value of the 1997 options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

        Expected volatility          39%
        Risk free interest rate      5.71%
        Expected lives               3.5 years
        Expected dividends           None

    Profit-sharing plan

    The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute up to 15% of their compensation to a maximum of $10,000. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. Prior to 1997, contributions to the plan were at the discretion of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $19,883, $31,930 and $60,000, respectively.


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


J.  OFFICE FACILITIES:

    In 1991, the Company purchased an office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 1998 and 1997:

                                             1998          1997

         Building and improvements      $    163,834    $  163,834
         Accumulated depreciation            (63,754)      (55,563)

                                        $    100,080    $  108,271

    The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 1998, 1997 and 1996, the Company received $21,300, $22,200 and $20,938, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


K.  FINANCIAL INSTRUMENTS:

    The carrying amounts reflected in the consolidated balance sheets for cash and equivalents approximates their fair value due to the short maturity of the instruments. The carrying amount of marketable equity securities is fair value based on quoted market prices. The carrying amount of derivative financial instruments was none and $6,007 at December 31, 1998 and 1997, respectively. The fair value of those instruments, based on quoted market prices, was none and ($4,291) at December 31, 1998 and 1997, respectively. The carrying value of mortgage loans receivable approximates fair value based on discounted future cash flows.

    The Company uses derivative financial instruments to manage its crude oil commodity price risk. They are not used for trading purposes. The Company has in recent years hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $37,849, $30,269 and $102,656 for the years ended December 31, 1998, 1997 and 1996, respectively.

    At December 31, 1998, the Company had no derivative financial instruments.

    At December 31, 1997, the notional principal amount of outstanding call options was $15,800 and the principal amount of outstanding forward contracts was $318,980. Deferred net hedging losses amounted to $11,098 at December 31, 1997.


L.  FOURTH QUARTER ADJUSTMENTS:

    As discussed in Note A, the Company recorded a write-down of its oil and gas properties of $1,300,000 during the fourth quarter of 1998 as a result of significantly lower oil prices at that time.

    During the fourth quarter of 1998, deferred income tax liabilities decreased $185,000 and income tax benefit increased $185,000 over the amounts reported at September 30, 1998, due to the write-down discussed above and the operating loss incurred.


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
 Proved Properties                     $19,139,363   $17,997,596   $16,450,061
 Unproved properties                       141,019       124,672        93,640

     Total                              19,280,382    18,122,268    16,543,701

 Less accumulated depreciation,
  depletion, amortization and
  impairment                           (15,081,319)  (13,069,796)  (12,345,734)

     Net capitalized costs             $ 4,199,063   $ 5,052,472   $ 4,197,967

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
 Property acquisition costs:
  Proved                               $   236,058   $    28,420   $    42,611
  Unproved                                  37,756        55,230        21,027
 Exploration costs                          68,365        75,765       113,145
Development costs                          816,032     1,761,055       980,059

                                       $ 1,158,211   $ 1,920,470   $ 1,156,842

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 1998, 1997 and 1996.

                                           1998          1997          1996
 Oil and gas sales                     $ 1,661,977   $ 3,425,395   $ 2,964,939
 Production costs                         (929,560)   (1,335,605)   (1,082,324)
 Depletion, depreciation
 and amortization                         (711,522)     (724,061)     (552,446)

                                            20,895     1,365,729     1,330,169

 Imputed income tax provision                   --            --        10,000

                                       $    20,895   $ 1,365,729   $ 1,320,169


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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 1998, than at December 31, 1997 or 1996.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1998, 1997 and 1996:

                        1998                 1997                 1996
                    Oil       Gas        Oil       Gas        Oil       Gas
                   (bbl)     (mcf)      (bbl)     (mcf)      (bbl)     (mcf)
Proved reserves,
 beginning of
 year            2,387,000  253,000   2,154,000  261,000   2,047,000  266,000
  Purchases of
   reserves-in-
   place            78,000       --       1,000       --      21,000       --
  Sales of
   reserves
   -in-place            --       --     (25,000)      --          --       --
  Extensions and
   discoveries          --       --     201,000    1,000      12,000    3,000
  Improved
   recovery        124,000       --     350,000       --     156,000       --
  Revisions of
   previous
   estimates    (1,130,000) (10,000)    (83,000)   1,000      85,000    5,000
  Production      (173,000)  (9,000)   (211,000) (10,000)   (167,000) (13,000)

Proved reserves,
 end of year     1,286,000  234,000   2,387,000  253,000   2,154,000  261,000


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES


Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                           Oil               Gas
                          (bbl)             (mcf)

               1998     1,286,000          234,000

               1997     1,640,000          253,000

               1996     1,366,000          261,000


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

As shown on the next page, the future cash inflows as of December 31, 1998, are significantly lower than in the prior years. This is primarily due to the low oil price in effect on December 31, 1998. Future cash inflows will change as oil and gas selling prices either increase or decrease from their level on December 31, 1998.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues or future net cash flows to be derived from those reserves nor their present worth.


                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
Future cash inflows                    $11,274,000   $33,521,000   $46,708,000
Future production costs                 (6,141,000)  (13,602,000)  (17,419,000)
Future development costs                  (242,000)   (3,495,000)   (3,078,000)
Future income tax expense                 (241,000)   (5,318,000)   (7,385,000)

  Future net cash flows                  4,650,000    11,106,000    18,826,000

Less effect of a 10%
 discount factor                        (1,814,000)   (4,587,000)   (7,380,000)

  Standardized measure of
   discounted future net
   cash flows relating to
   proved reserves                     $ 2,836,000   $ 6,519,000   $11,446,000

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
Standardized measure,
 beginning of year                     $ 6,519,000   $11,446,000   $ 6,462,000

  Sales of oil and gas produced, net
   of production costs                    (732,000)   (2,090,000)   (1,985,000)
  Net changes in prices and
   production costs                     (8,027,000)   (6,612,000)    6,452,000
  Purchases of reserves-in-place           134,000         1,000       121,000
  Sales of reserves-in-place                    --      (120,000)           --
  Extensions, discoveries and other
   additions, less related costs           295,000     2,654,000     1,369,000
  Revisions of previous quantity
   estimates and other                  (3,054,000)     (713,000)    1,209,000
  Development costs incurred during
   the year and changes in
   estimated future development
   costs                                 2,375,000    (1,011,000)     (582,000)
  Accretion of discount                    983,000     1,595,000       850,000
  Net change in income taxes             4,343,000     1,369,000    (2,450,000)

Standardized measure, end of year      $ 2,836,000   $ 6,519,000   $11,446,000


                                  Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEORESOURCES, INC. (the "Registrant")

Dated:  March 29, 1999
                                        /s/ J. P. Vickers
                                        J. P. Vickers, President

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

Signatures                       Title                             Date

/s/ J. P. Vickers                President (principal execu-      3/29/99
J. P. Vickers                    tive officer and principal
                                 financial officer) and Director

/s/ Cathy Kruse                  Secretary/Treasurer              3/29/99
Cathy Kruse                      and Director

/s/ Dennis Hoffelt               Director                         3/29/99
Dennis Hoffelt

                                 Director
Joseph V. Montalban

/s/ Paul A. Krile                Director                         3/29/99
Paul A. Krile


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)

                          E X H I B I T   I N D E X
                                      FOR
                        Form 10-K for 1998 fiscal year.


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

    10.1  Credit Agreement dated January 24, 1989, by and
          between GeoResources, Inc. and Norwest Bank Billings,
          incorporated by reference to Exhibit 10.25 of the
          Registrant's Form 10-K for fiscal year, 1988               *

    10.2  Promissory Note dated January 24, 1989, by and
          between GeoResources, Inc., as Borrower and Norwest
          Bank Billings, incorporated by reference to Exhibit
          10.26 of the Registrant's Form 10-K for fiscal
          year, 1988                                                 *

    10.3  Combination Mortgage, Security Agreement and Fixture
          Financing Statement dated January 24, 1989, by and
          between GeoResources, Inc., as Mortgagor/Debtor and
          Norwest Bank Billings, as Mortgagee/Secured party,
          incorporated by reference to Exhibit 10.27 of the
          Registrant's Form 10-K for fiscal year, 1988               *

    10.4  Mortgage, Security Agreement, Assignment of Production
          and Financing Statement dated January 24, 1989, by
          and between GeoResources, Inc., as Mortgagor/Debtor and
          Norwest Bank Billings, as Mortgagee/Secured party,
          incorporated by reference to Exhibit 10.28 of the
          Registrant's Form 10-K for fiscal year, 1988               *

    10.5 Modification of Note of January 24, 1989, by and between Norwest Bank Billings and GeoResources, Inc., effective
          January 2, 1992, incorporated by reference to Exhibit
          10.1 of the Registrant's Form 10-Q for fiscal quarter
          ended March 31, 1992                                       *

    10.6  Secured Form Loan and Revolving Credit Agreement dated
          April 29, 1993, by and between GeoResources, Inc.
          and Norwest Bank Billings, incorporated by reference to
          Exhibit 10.1 of the Registrant's Form 10-Q for fiscal
          quarter ended June 30, 1993                                *

    10.7  Mortgage, Security Agreement, Assignment of Production
          and Financing Statement dated April 29, 1993, by and
          between GeoResources, Inc., as Mortgagor and Norwest
          Bank Billings, as Mortgagee, incorporated by reference
          to Exhibit 10.2 of the Registrant's Form 10-Q for
          fiscal quarter ended June 30, 1993                         *

    10.8  The Registrant's 1993 Employees' Incentive Stock Option
          Plan, incorporated by reference as Exhibit A to the Registrant's definitive Proxy Statement dated May 5, 1993 *

    10.9  Amended and Restated Secured Term Loan and Revolving
          Credit Agreement made as of September 1, 1995, by and
          between GeoResources, Inc. and Norwest Bank Montana        *

    10.10 First Amendment of Mortgage, Security Agreement,
          Assignment of Production and Financing Statement and
          Mortgage - Collateral Real Estate Mortgage dated
          September 1, 1995, by and between GeoResources, Inc.
          and Norwest Bank Montana                                   *

    10.11 Commercial Installment Note with addendum dated
          February 1, 1997, by and between GeoResources, Inc.
          and Norwest Bank Billings, incorporated by reference
          to Exhibit 10.13 of Registrant's Form 10-K for fiscal
          year ended December 31, 1997                               *

    10.12 Purchase Agreement for Volumetric Production Payment
          dated as of December 3, 1997, by and between
          GeoResources, Inc. and Koch Producer Services, Inc.
          and all related documents.                                 *

    10.13 Amended and Restated Secured Term Loan and Revolving
          Credit Agreement made as of December 5, 1997, by
          and between GeoResources, Inc. and Norwest Bank
          Montana, and all related documents.                        *

    10.14 Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of
          Constance P. Ryan, and as a single man, Susan Ryan,
          Joseph W. Ryan and Charlotte Friis as Lessors, and
          GeoResources, Inc. as Lessee and all related documents     54

    10.15 License Agreement dated January 22, 1999, by and
          between GeoResources, Inc. and Silverado Landscape
          Materials, and all related documents                       57

    27    Financial Data Schedule