Form 10-Q
period 1999-03-31
GEORESOURCES INC
filed 1999-05-17
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended March 31,
      1999.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

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

                   -----------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____.

                   -----------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at April 30, 1999
      Common Stock                             4,071,652 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX


                                                                       PAGE
                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Consolidated Balance Sheets                                       3
           (March 31, 1999 and December 31, 1998)

       Consolidated Statements of Operations                             4
           (Three months ended March 31, 1999 and 1998)

       Consolidated Statements of Cash Flows                             5
           (Three months ended March 31, 1999 and 1998)

       Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7

  Item 3.  Quantitative and Qualitative Disclosure about Market Risks   11

PART II.  OTHER INFORMATION                                             11


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                              March 31,     December 31,
                                                1999            1998
ASSETS
CURRENT ASSETS:
  Cash and equivalents                      $     85,576    $     40,673
  Trade receivables, net                         459,101         524,132
  Inventories                                    374,922         403,529
  Prepaid expenses                                27,386          26,468
  Investments                                    111,294           4,319

          Total current assets                 1,058,279         999,121

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized               19,176,197      19,139,363
     Properties not subject to amortization      145,570         141,019
  Leonardite plant and equipment               3,206,217       3,206,217
  Other                                          704,357         704,357

                                              23,232,341      23,190,956
  Less accumulated depreciation, depletion
   amortization and impairment               (17,780,740)    (17,635,373)

          Net property, plant and equipment    5,451,601       5,555,583

OTHER ASSETS:
  Mortgage loans receivable, related party       103,321         103,321
  Other                                           47,309          46,699

          Total other assets                     150,630         150,020

TOTAL ASSETS                                $  6,660,510    $  6,704,724


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $    571,823    $    472,345
  Current maturities of long-term debt           268,000         316,000
  Accrued expenses                                90,364          99,261

          Total current liabilities              930,187         887,606

LONG-TERM DEBT, less current maturities        1,681,255       1,625,004

DEFERRED INCOME TAXES                            130,000         140,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 4,071,652
   and 4,071,652 shares, respectively             40,717          40,717
  Additional paid-in capital                     846,787         846,787
  Retained earnings                            3,031,564       3,164,610

          Total stockholders' equity           3,919,068       4,052,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  6,660,510    $  6,704,724

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                1999            1998

OPERATING REVENUES:
  Oil and gas sales                         $    333,722    $    430,923
  Leonardite sales                                95,133         182,189

                                                 428,855         613,112


OPERATING COSTS AND EXPENSES:
  Oil and gas production                         199,230         238,333
  Cost of leonardite sold                        125,396         164,824
  Depreciation and depletion                     145,367         176,095
  Selling, general and administrative             72,247         111,864

                                                 542,240         691,116

          Operating income (loss)               (113,385)        (78,004)


OTHER INCOME (EXPENSE):
  Interest expense                               (40,534)        (25,943)
  Interest income                                  3,048           6,192
  Other income, net                                7,825           5,356

                                                 (29,661)        (14,395)

          Income (loss) before income taxes     (143,046)        (92,399)


  Income tax (expense) benefit                    10,000          10,000

          Net income (loss)                 $   (133,046)   $    (82,399)

EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted                $       (.03)   $       (.02)

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   (133,046)   $    (82,399)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                  145,367         176,095
     Deferred income taxes (benefit)             (10,000)        (10,000)
     Other                                          (610)            560
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          65,031         (42,229)
       Inventories                                28,607         (44,872)
       Prepaid expenses and other                   (918)          3,626
       Investments                              (106,975)         21,624
      Increase (decrease) in:
       Accounts payable                          108,707         (61,621)
       Accrued expenses                           (8,897)        (12,437)

          Net cash provided by (used in)
           operating activities                   87,266         (51,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (50,614)       (381,163)

          Net cash used in investing activities  (50,614)       (381,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings             100,000         300,000
  Principal payments on long-term debt           (91,749)       (114,549)
  Debt issue costs                                    --          (7,500)
  Purchase of treasury stock                          --         (50,192)

          Net cash provided by (used in)
           financing activities                    8,251         127,759

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   44,903        (305,057)

CASH AND EQUIVALENTS, beginning of period         40,673         490,385

CASH AND EQUIVALENTS, end of period         $     85,576    $    185,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid  for:
     Interest                               $     40,534    $     25,943
     Income taxes                                     50              50

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

     The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

3. The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting.

     Presented below are the Company's identifiable net assets as of March 31, 1999 and December 31, 1998:

                                                1999            1998

           Oil and gas                      $  4,750,360    $  4,702,417
           Leonardite                          1,213,295       1,347,521
           General corporate activities          696,855         654,786

                                            $  6,660,510    $  6,704,724

     Presented below is information concerning the Company's operating segments for the quarters ended March 31, 1999 and 1998:

                                                1999            1998
          Revenue:
           Oil and gas                      $    333,722    $    430,923
           Leonardite                             95,133         182,189

                                            $    428,855    $    613,112

          Income (loss) before income taxes:
           Oil and gas                      $     18,354    $     46,447
           Leonardite                            (59,355)        (12,853)
           General corporate activities          (72,384)       (111,598)
           Other income and expenses             (29,661)        (14,395)

                                            $   (143,046)   $    (92,399)


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

       The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months Ended March 31, 1999, compared to Three Months Ended March 31, 1998

       Information concerning the Company's oil and gas operations for the three months ended March 31, 1999, is set forth in the table below:

                            Oil and Gas Operations

                                                         Percent Increase
                                   Three Months Ended    (Decrease) from
                                     March 31, 1999        1998 Period

Oil and gas production
 sold (BOE)                                 38,858             (8%)

Average price per BOE                 $       8.59            (16%)

Oil and gas revenue                   $    333,722            (23%)

Production costs                      $    199,230            (16%)

Average production cost               $       5.13            (10%)
 per BOE


       Oil and gas production sold declined by 3,193 barrels of oil equivalent (BOE) or 8% compared to the quarter ended March 31, 1998.
This decrease in the volume of oil sold was primarily due to the Company having substantially more marginal wells "shut in" (wells with productions curtailed in an effort to reduce production costs) during the first quarter 1999 compared to the first quarter 1998. In the first quarter of 1999, the Company had approximately 35 marginal wells that remained shut in to control production costs, compared to about five shut-in wells during first quarter 1998. The first quarter 1999 shut-in wells were essentially the same wells shut in at year-end 1998. Neither oil prices, nor North Dakota winter weather conditions, supported returning these wells to production during the first three months of 1999.
However, subsequent to March 31, 1999, both oil prices and weather conditions have improved and the majority of these wells have been returned to production, which will be evident in the results of the second quarter of 1999.

       Oil and gas revenue declined $97,000 or 23%. The revenue decrease was due primarily to a 16% lower average oil price of $8.59 in the first quarter 1999 compared to $10.25 in the first quarter 1998 combined with the 8% lower volume of oil sold. Oil and gas production costs decreased $39,000 or 16% due in part to the lower oil revenue which decreased production taxes and due to the shut-in wells, discussed above which reduced production costs. Production costs on a per-equivalent-barrel basis declined 10% to $5.13 compared to $5.67 for the first quarter 1998 due to the efforts to reduce production costs.

       Information concerning the Company's leonardite operations for the three months ended March 31, 1999, is set forth in the table below:

                            Leonardite Operations

                                                         Percent Increase
                                   Three Months Ended    (Decrease) from
                                     March 31, 1999        1998 Period

Leonardite production
 sold (tons)                                 1,179            (30%)

Average revenue per ton               $      80.69            (25%)

Leonardite revenue                    $     95,133            (48%)

Cost of leonardite sold               $    125,396            (24%)

Average production cost               $     106.36              9%
 per ton

       Leonardite revenues declined 48% due to a 30% decrease in the number of tons sold and a 25% decrease in average revenue per ton. The 30% reduction in demand for the Company's leonardite products resulted from historically low levels of oil and gas drilling that existed in the first quarter of 1999. The 25% decrease in average revenue per ton was due to essentially all of the Company's first quarter sales being basic products, which have lower selling prices and processing costs. The 24% decrease in cost of leonardite sold resulted from the 30% decrease in production; however, it did not decline as much as revenue because of fixed costs which are not reduced with production volumes. Average production costs per ton increased $8.60 or 9% due to the fixed costs described above.

                            Consolidated Analysis

       Total operating revenue decreased $184,000 or 30% due to the declines in the oil and gas and leonardite revenues, previously discussed. Total operating expenses decreased $149,000 or 22% due to approximately equally lower costs in every category. Oil and gas and leonardite production costs were lower for the reasons previously discussed. Depreciation and depletion were lower due to lower depletable assets existing after year-end 1998, and selling general and administrative expenses were lower due to the Company's efforts to reduce all expenses. As a result of lower revenues, and to a moderately lesser extent lower expenses, the Company incurred an operating loss of $113,000 compared to operating loss of $78,000 for the same period in 1998. After provisions for non-operating expenses and income taxes, the Company incurred a net loss for the first quarter 1999 of $133,000 or $.03 per share compared to the first quarter 1998 net loss of $82,000 or $.02 per share.

                       Liquidity and Capital Resources

       At March 31, 1999, the Company had working capital of $128,000 compared to working capital of $112,000 at December 31, 1998. The Company's current ratio was 1.14 to 1 at March 31, 1999, compared to 1.13 to 1 at year-end 1998.

       Net cash provided by operating activities was $87,000 for the quarter ended March 31, 1999, compared to cash used in operating activities of $52,000 for the same period in 1998. The return to positive operating cash flows in 1999 was primarily due to the Company's efforts to reduce expenses in all categories. Cash was utilized to make payments of $51,000 for additions to property, plant and equipment and to increase cash above year-end levels. Cash provided and used in financing activities was essentially equivalent.

       Recent oil price increases have alleviated many of Management's oil price related concerns and it expects substantially improved cash flows as well as a return to net income for the second quarter of 1999. However, a future decline to lower oil prices would adversely affect the Company's ability to achieve net income. Management cannot predict the prices of oil, but will attempt to keep costs as low as possible during periods of low oil prices. Management believes the Company's future cash requirements can be met by cash flows from operations and, if necessary, borrowings on the Company's existing line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

                             Year 2000 Readiness

       The Company expects to complete the review, resolution and testing of all its internal computer systems prior to December 1, 1999, so that it is Year 2000 compliant. Essentially all of the Company's office computer systems are desktop computers, including its accounting system. The maker of the Company's accounting software has represented that it has run a 2000 compliant version in house for over a year, and the Company expects to upgrade to that version before August 31, 1999. All other office desktop systems are either already Year 2000 compliant or will be upgraded before December 1, 1999. The Company does not expect that the cost of upgrading any of its computer systems will have a material impact on the Company's financial position, results of operations or cash flows in future periods. The Company's oil and gas production operations equipment and its leonardite processing operations equipment are both not dependent on any material amount of in house computerized controls or embedded chip devices and as such are not deemed to be affected by Year 2000 compliance issues. Both of these operational segments are, however, significantly dependent on the Year 2000 readiness of their respective customers and on supplies provided by third parties, particularly for energy in the form of electricity and natural gas. The Company is developing a plan under worst case scenario and expects to complete the plan by late summer 1999. The Company has begun contacting significant suppliers, purchasers and other key business relations to ascertain their Year 2000 readiness to assess the extent to which the Company's operations may be impacted should their organization not become Year 2000 compliant. The Company cannot guarantee that there will not be material adverse effects to the Company if customers or utilities and other of the Company's suppliers have difficulties related to Year 2000 readiness. The Company believes the availability of supplies and services from third parties to be the most significant risk related to the Year 2000 issue.


      ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

       Because the Company qualifies as a small business issuer, disclosure regarding this item is not required.


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

       None.


Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a) For a list of exhibits of the Company, see Item 14(c) of its Annual Report on Form 10K for the fiscal year ended December 31, 1998, which is specifically incorporated herein by reference. A financial data schedule (Exhibit 27 is attached hereto.) All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


May 17, 1999


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer