Form 10-Q
period 1999-06-30
GEORESOURCES INC
filed 1999-08-10
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the Quarter ended June 30, 1999.

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


         Class                            Outstanding at July 30, 1999
      Common Stock                             4,023,352 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                    INDEX

                                                                   PAGE
                                                                  NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                     3
        (June 30, 1999 and December 31, 1998)

     Consolidated Statements of Operations                           4
        (Three months ended June 30, 1999 and 1998
         and six months ended June 30, 1999 and 1998)

     Consolidated Statements of Cash Flows                           5
        (Six months ended June 30, 1999 and 1998)

     Notes to Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7

  Item 3.  Quantitative and Qualitative Disclosure
           about Market Risks                                       12


PART II.  OTHER INFORMATION                                         12


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                June 30,      December 31,
                                                  1999            1998
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    242,422    $     40,673
  Trade receivables, net                           621,539         524,132
  Inventories                                      316,141         403,529
  Prepaid expenses                                  27,484          26,468
  Investments                                       59,174           4,319

          Total current assets                   1,266,760         999,121

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 19,202,351      19,139,363
     Properties not subject to amortization        141,488         141,019
  Leonardite plant and equipment                 3,206,217       3,206,217
  Other                                            706,157         704,357

                                                23,256,213      23,190,956
  Less accumulated depreciation, depletion,
   amortization and impairment                 (17,923,298)    (17,635,373)

          Net property, plant and
           equipment                             5,332,915       5,555,583

OTHER ASSETS:
  Mortgage loan receivable, related party          103,321         103,321
  Other                                             45,569          46,699

          Total other assets                       148,890         150,020

TOTAL ASSETS                                  $  6,748,565    $  6,704,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    612,408    $    472,345
  Current maturities of long-term debt             220,000         316,000
  Accrued expenses                                  98,370          99,261

          Total current liabilities                930,778         887,606

LONG-TERM DEBT, less current maturities          1,697,506       1,625,004

DEFERRED INCOME TAXES                              140,000         140,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,030,652 shares and
   4,097,714 shares, respectively                   40,306          40,717
  Additional paid-in capital                       804,750         846,787
  Retained earnings                              3,135,225       3,164,610

          Total stockholders' equity             3,980,281       4,052,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  6,748,565    $  6,704,724

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1999        1998        1999        1998

OPERATING REVENUES:
  Oil and gas sales             $  599,881  $  447,763  $  933,603  $  878,686
  Leonardite sales                 158,888     209,237     254,021     391,426

                                   758,769     657,000   1,187,624   1,270,112


OPERATING COSTS AND EXPENSES:
  Oil and gas production           278,139     206,006     477,369     444,339
  Cost of leonardite sold          116,091     136,617     241,487     301,441
  Depreciation and depletion       142,558     252,927     287,925     429,022
  Selling, general and
   administrative                   77,812     120,893     150,059     232,757

                                   614,600     716,443   1,156,840   1,407,559

          Operating income (loss)  144,169     (59,443)     30,784    (137,447)


OTHER INCOME (EXPENSE):
  Interest expense                 (41,870)    (29,796)    (82,404)    (55,739)
  Interest income                    4,521       6,256       7,569      12,448
  Other income, net                  6,841       5,874      14,666      11,230

                                   (30,508)    (17,666)    (60,169)    (32,061)

          Income (loss) before
           income taxes            113,661     (77,109)    (29,385)   (169,508)


  Income tax (expense) benefit     (10,000)         --          --      10,000

          Net income (loss)     $  103,661  $  (77,109) $  (29,385) $ (159,508)


EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted    $      .03  $     (.02) $     (.01) $     (.04)

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                  1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    (29,385)   $   (159,508)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                    287,925         429,022
     Deferred income taxes                              --         (10,000)
     Other                                           1,130           3,998
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           (97,407)         10,942
       Inventories                                  87,388         (62,184)
       Prepaid expenses and other                   (1,016)          6,511
       Investments                                 (54,855)        (37,184)
      Increase (decrease) in:
       Accounts payable                            157,504         138,523
       Accrued expenses                               (891)         (5,105)

          Net cash provided by
           operating activities                    350,393         315,015

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (82,698)     (1,301,268)

          Net cash used in investing activities    (82,698)     (1,301,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings               160,000         850,000
  Principal payments on long-term debt            (183,498)       (229,098)
  Debt issue costs                                      --          (8,627)
  Purchase of stock for retirement                 (42,448)        (59,018)
  Issuance of stock                                     --          47,000

          Net cash provided by (used in)
           financing activities                    (65,946)        600,257

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    201,749        (385,996)

CASH AND EQUIVALENTS, beginning of period           40,673         490,385

CASH AND EQUIVALENTS, end of period           $    242,422    $    104,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     82,404    $     55,739
     Income taxes                                    1,325             960

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the three months and six months ended June 30, 1999, and 1998.

     The results of operations for the periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. The Company assesses performance and allocates resources based upon its products and the nature of its production processes which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments, and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting.

     Presented below are the Company's identifiable net assets as of June 30, 1999, and December 31, 1998:

                                              1999           1998

           Oil and gas                    $ 4,657,712    $ 4,702,417
           Leonardite                       1,242,324      1,347,521
           General corporate activities       848,529        654,786

                                          $ 6,748,565    $ 6,704,724

     Presented below is information concerning the Company's operating segments for the three- and six-month periods ended June 30, 1999, and 1998:

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                               1999         1998          1999         1998
   Revenue:
     Oil and gas            $  599,881   $  447,763    $  933,603   $  878,686
     Leonardite                158,888      209,237       254,021      391,426

                            $  758,769   $  657,000    $1,187,624   $1,270,112

   Income (loss) before
    income taxes:
     Oil and gas            $  208,313   $   18,779    $  226,667   $   65,226
     Leonardite                 11,918       40,489       (47,437)      27,636
     General corporate
      activities               (76,062)    (118,711)     (148,446)    (230,309)
     Other income and
      expenses                 (30,508)     (17,666)      (60,169)     (32,061)

                            $  113,661   $  (77,109)   $  (29,385)  $ (169,508)


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


Results of Operations - Three Months and Six Months Ended June 30, 1999,
                        compared to Three Months and Six Months Ended June 30, 1998

       Information concerning the Company's oil and gas operations for the three months and six months ended June 30, 1999, is set forth in the table below:

                            Oil and Gas Operations

                                        % Increase                  % Increase
                         Three Months   (Decrease)     Six Months   (Decrease)
                             Ended       From 1998       Ended       From 1998
                         June 30, 1999    Period     June 30, 1999    Period

Oil and gas production
 sold (BOE)                    49,685        7%            88,543        --

Average price per BOE     $     12.07       25%       $    10.54         6%

Oil and gas revenue       $   599,881       34%       $   933,603        6%

Production costs          $   278,139       35%       $   477,369        7%

Average production cost
 per BOE                  $      5.60       26%       $      5.39        7%


       Oil and gas production sold for the three months ended June 30, 1999, increased 3,200 barrels or 7% compared to the same period in 1998. Production sold for the six months ended June 30, 1999, was essentially equal to production sold for the same period in 1998. The increase in 1999 second quarter production sold was primarily due to sales of oil from inventory that had been held in lease tanks from periods of much lower oil prices that existed in portions of 1998 and the first quarter of 1999. These sales of inventory barrels also brought production sold for the 1999 six-months period back up to the equivalent level that existed during the same period in 1998. During the second quarter of 1999, the Company also began returning previously "shut-in" wells to production and by June 30, 1999, it had re-established production, from essentially all its wells that had been shut in due to low oil. This did not have a material effect on second quarter 1999 production sold, but it should help maintain production in the last half of 1999. The increased second quarter 1999 production sold was also sold at substantially higher oil prices than those that existed in the same period in 1998. The average oil price for the second quarter 1999 advanced to $12.07 per BOE or 25% higher than the same period in 1998 which brought the 1999 first half average oil price up to $10.54 or 6% above the prior year.

       Oil and gas revenue increased $152,000 or 34% for the three months ended June 30, 1999, compared to the same period in 1998. This increase was due to the 25% higher average price per BOE, and the 7% higher volumes sold, previously discussed. Oil and gas revenue for the six months ended
June 30, 1999, increased $55,000 or 6% compared to the same period in 1998. This increase was also due to the higher oil price and volume sold in the second quarter 1999. The fluctuation in oil prices for the three- and six-month periods ended June 30, 1999, resulted from substantially increasing world oil prices primarily during the second quarter of 1999.
The average price the Company received for its oil in the first quarter
1999 was $8.59 per BOE compared to $12.07 per BOE for the second quarter 1999. Since the end of the second quarter, the average oil price the Company receives has increased even further to more than $15.00 per BOE. The
Company expects its average oil price for future 1999 quarters to increase above the second quarter level if West Texas Intermediate continues to trade on NYMEX around the $20 per barrel level.

       Production costs for the three months ended June 30, 1999, increased $72,000 or 35% compared to the same period in 1998 due primarily to the production costs associated with inventory barrels, which costs were transferred from inventories to oil and gas production costs upon the sale of the barrels in the second quarter. Production costs were also somewhat higher due to higher revenue, which increased state production taxes, and to production costs associated with previously "shut-in" wells now returned to production. Production costs for the 1999 six-month period increased $33,000 or 7% over the same period in 1998 for the same reasons the three-month period costs were higher, but they increased to a lesser extent because first quarter 1999 production costs were substantially lower. Production costs expressed on a per equivalent barrel basis for the three- and six-month periods were 26% and 7% higher, respectively, due to the production costs factors discussed above. As oil selling prices increase, the Company is able to sell more of its higher production cost oil at a positive cash flow.

       Through June 30, 1999, the Company had not initiated any drilling for the year, however, it plans to drill two vertical wells before the end of 1999. These two wells would complete the South Starbuck Madison Unit
(SSMU) project in Bottineau County, ND, which is a secondary recovery waterflood designed to increase production from one of the fields the Company acquired in 1998.

       Information concerning the Company's leonardite operations for the three months and six months ended June 30, 1999, is set forth in the table below:


                            Leonardite Operations

                                        % Increase                  % Increase
                         Three Months   (Decrease)     Six Months   (Decrease)
                             Ended       From 1998       Ended       From 1998
                         June 30, 1999    Period     June 30, 1999    Period

Leonardite production
 sold (tons)                    1,793      (22%)            2,972      (25%)

Average revenue per ton   $     88.62       (3%)      $     85.47      (13%)

Leonardite revenue        $   158,888      (24%)      $   254,021      (35%)

Cost of leonardite sold   $   116,091      (15%)      $   241,487      (20%)

Average production cost
 per ton                  $     64.75        9%       $     81.25        7%


       Leonardite production sold decreased 497 tons or 22% and 1,004 tons or 25%, respectively, for the three- and six-month periods ended June 30, 1999, compared to the equivalent periods in 1998. Although the tons sold lagged behind the 1998 levels, they were substantially better in the 1999 second quarter than they were in first quarter 1999 when only 1,179 tons were sold. The lower demand for the Company's oil and gas drilling mud products is attributable to lower drilling rig utilization rates, which have not rebounded as quickly as oil prices. Typically when oil prices change very quickly it takes a number of months for drilling demand to increase.

       Leonardite revenue declined $50,000 or 24% and $137,000 or 35%, respectively, for the three- and six-month periods ended June 30, 1999. These decreases are due primarily to the lower sales discussed above. Revenue per ton for the three months ended June 30, 1999, was essentially stable with the same period in 1998, but for the six-month period, it was lower due to essentially all of the Company's first quarter 1999 leonardite sales being basic products which have lower selling prices.

       Cost of leonardite sold decreased $21,000 or 15% and $60,000 or 20% for the three- and six-month periods, respectively. These decreases were basically following the tonnage of production sold discussed above. Average per ton production costs for the three months ended June 30, 1999, increased $5 per ton or 9% due to the decrease in sales which spread fixed costs over somewhat fewer tons sold. Average per ton production costs for the six months ended June 30, 1998, also increased $5 per ton or 7%, again due to the effects of fixed costs on lower sales levels.

       Although leonardite production did not reach the levels attained during the first half of 1998, which were relatively strong, it did recover substantially from the first quarter of 1999 and also returned to a positive cash flow for both the three- and six-month periods ended June 30, 1999. The Company's management believes that if oil prices stay above $18.00 on the NYMEX, drilling rig utilization rates for oil and gas exploration and development will also increase, creating more demand for the Company's leonardite products.


                            Consolidated Analysis

        Total operating revenues increased $102,000 or 15% for the three months ended June 30, 1999, compared to the same period in 1998. This increase was due to the larger volumes of oil sold at higher oil prices. The decrease of $82,000 or 6% for the six months ended June 30, 1999, compared to the same period in 1998 was due to the lower leonardite sales. Total operating expenses decreased $102,000 or 14% and $251,000 or 18% for the three- and six-month periods of 1999, respectively, compared to the same periods in 1998. These decreases were primarily due to lower oil and gas depletion resulting from a non-cash write-down of the Company's full-cost pool at year-end 1998. The Company achieved an operating income of $144,000 for the three months ended June 30, 1999, compared to an operating loss of $59,000 for the same quarter in 1998 and an operating income of $31,000 compared to an operating loss of $137,000 for the six-month periods ended 1999 and 1998, respectively.

        Non-operating expenses increased $13,000 and $28,000, respectively, for the three months and six months ended June 30, 1999. These increases were primarily due to higher interest expenses associated with increased long-term debt. After provisions for the non-operating expenses and income taxes, the result of consolidated operations attained a net income of $104,000 or $.03 per share for the second quarter of 1999 compared to a net loss of $77,000 or $.02 per share for the second quarter 1998. The net loss for the first half of 1999 was reduced to $29,000 or $.01 per share compared to a net loss of $160,000 or $.04 per share for the first half of 1998. The net loss for the first quarter of 1999 was $133,000, therefore, the second quarter's net income came very close to returning the Company to profitability for the year. If oil prices stay near current levels, Management believes the Company will be profitable for 1999 by the end of the third quarter.


                       Liquidity and Capital Resources

       At June 30, 1999, the Company had working capital of $336,000 compared to working capital of $112,000 at December 31, 1998, and working capital of $128,000 at March 31, 1999. The Company's current ratio was
1.36 to 1 at June 30, 1999, compared to 1.13 to 1 at year-end 1998.

       Net cash provided by operating activities was $350,000 for the six months ended June 30, 1999, compared to $315,000 for the same period in 1998. Cash provided by operations and bank borrowings were utilized to make payments of $83,000 for additions to property, plant and equipment, $183,000 for payments on long-term debt and $42,000 for stock repurchases.

       Management believes the Company's cash requirements for the foreseeable future can be met by cash flows from operations. The Company also has cash available from its existing line of credit if an unforeseen need should arise. For the short term, while oil prices are relatively high, the Company expects to use cash to further strengthen its balance sheet by reducing payables and possible reductions in long-term debt ahead of scheduled repayments. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing. By the end of the third quarter 1999, the Company expects to have the capital resources available to drill two vertical wells that will complete its South Starbuck Madison Unit (SSMU) project.


                             Year 2000 Readiness

       The Company expects to complete the review, resolution and testing of all its internal computer systems prior to December 1, 1999, so that it is Year 2000 compliant. Essentially all of the Company's office computer systems are desktop computers, including its accounting system. The maker of the Company's accounting software has represented that it has run a 2000 compliant version in house for over a year, and the Company expects to upgrade to that version before the end of the third quarter. All other office desktop systems are either already Year 2000 compliant or will be upgraded before December 1, 1999. The Company does not expect that the cost of upgrading any of its computer systems will have a material impact on the Company's financial position, results of operations or cash flows in future periods. The Company's oil and gas production operations equipment and its leonardite processing operations equipment are both not dependent on any material amount of in-house computerized controls or embedded chip devices and as such are not deemed to be affected by Year 2000 compliance issues. Both of these operational segments are, however, significantly dependent on the Year 2000 readiness of their respective customers and on supplies provided by third parties, particularly for energy in the form of electricity and natural gas. The Company is developing a plan under worst case scenario and expects to complete the plan by late summer 1999. The Company has begun contacting significant suppliers, purchasers and other key business relations to ascertain their Year 2000 readiness to assess the extent to which the Company's operations may be impacted should their organization not become Year 2000 compliant. The Company cannot guarantee that there will not be material adverse effects to the Company if customers or utilities and other of the Company's suppliers have difficulties related to Year 2000 readiness. The Company believes the availability of supplies and services from third parties to be the most significant risk related to the Year 2000 issue.


     ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks

       Because the Company qualifies as a small business issuer, disclosure regarding this item is not required.


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

       On May 12, 1989, the Company filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce the Company into modifying the contract. The defendants answered the Complaint on June 1, 1989. Afterward, no further materials were filed with the court, but the Company believed that the case remained pending. The Company contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, the Company contacted the court in September 1996 and was informed by the court that the case had been dismissed in 1991. On January 15, 1997, the Company refiled its action against MDU Resources Group, Inc. Management cannot predict the outcome of this action, although the Company intends to pursue its available remedies.

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

       None.


Item 3.  Defaults upon Senior Securities

       None.


Item 4.  Submissions of Matters to a Vote of Securities Holders.

       The Annual Meeting of the Registrant was held on June 10, 1999. Directors elected were Duane Ashley, Dennis Hoffelt, Paul Krile,
Cathy Kruse, and J. P. Vickers.


Item 5.  Other Information.

       None.


Item 6.  Exhibits and Reports on Form 8-K.

       (a) For a list of exhibits of the Company, see Item 14(c) of its Annual Report on Form 10K for the fiscal year ended December 31, 1998, which is specifically incorporated herein by reference. A financial data schedule (Exhibit 27) is attached hereto. All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


August 10, 1999


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer