Form 10-Q
period 1999-09-30
GEORESOURCES INC
filed 1999-11-12
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the Quarter ended September 30, 1999.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

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


         Class                            Outstanding at October 30, 1999
      Common Stock                                4,012,352 shares
(par value $.01 per share)



                              GEORESOURCES, INC.
                                    INDEX
                                                                      PAGE
                                                                     NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                        3
        (September 30, 1999 and December 31, 1998)

     Consolidated Statements of Operations                              4
        (Three months ended September 30, 1999 and 1998
         and nine months ended September 30, 1999 and 1998)

     Consolidated Statements of Cash Flows                              5
        (Nine months ended September 30, 1999 and 1998)

     Notes to Consolidated Financial Statements                         6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7

  Item 3. Quantitative and Qualitative Disclosure about Market Risks   11


PART II.  OTHER INFORMATION                                            12



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30,      December 31,
                                                    1999              1998
ASSETS
CURRENT ASSETS:
  Cash and equivalents                          $   340,805       $    40,673
  Trade receivables, net                            778,375           524,132
  Inventories                                       298,084           403,529
  Prepaid expenses                                   30,066            26,468
  Investments                                        28,575             4,319

          Total current assets                    1,475,905           999,121

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                  19,323,182        19,139,363
     Properties not subject to amortization         142,405           141,019
  Leonardite plant and equipment                  3,206,217         3,206,217
  Other                                             706,934           704,357

                                                 23,378,738        23,190,956
  Less accumulated depreciation, depletion,
   amortization and impairment                  (18,090,230)      (17,635,373)

          Net property, plant and
           equipment                              5,288,508         5,555,583

OTHER ASSETS:
  Mortgage loan receivable, related party           103,321           103,321
  Other                                              45,005            46,699

          Total other assets                        148,326           150,020

TOTAL ASSETS                                    $ 6,912,739       $ 6,704,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $   593,064       $   472,345
  Current maturities of long-term debt              175,000           316,000
  Accrued expenses                                   94,967            99,261

          Total current liabilities                 863,031           887,606

LONG-TERM DEBT, less current maturities           1,653,757         1,625,004

DEFERRED INCOME TAXES                               165,000           140,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 4,012,352 and
   4,071,652 shares, respectively                    40,123            40,717
  Additional paid-in capital                        784,734           846,787
  Retained earnings                               3,406,094         3,164,610

          Total stockholders' equity              4,230,951         4,052,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 6,912,739       $ 6,704,724

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    1999        1998        1999        1998

OPERATING REVENUES:
  Oil and gas sales              $  796,768  $  397,390  $1,730,371  $1,276,076
  Leonardite sales                  207,639     182,033     461,660     573,459

                                  1,004,407     579,423   2,192,031   1,849,535


OPERATING COSTS AND EXPENSES:
  Oil and gas production            315,960     249,063     793,329     693,402
  Cost of leonardite sold           138,810     150,702     380,297     452,143
  Depreciation and depletion        166,932     200,039     454,857     629,061
  Selling, general
   and administrative                54,771     100,019     204,830     332,776

                                    676,473     699,823   1,833,313   2,107,382

          Operating income (loss)   327,934    (120,400)    358,718    (257,847)


OTHER INCOME (EXPENSE):
  Interest expense                  (41,829)    (39,845)   (124,233)    (95,584)
  Interest income                     3,459       2,362      11,028      14,810
  Other income, net                   6,305       5,325      20,971      16,555

                                    (32,065)    (32,158)    (92,234)    (64,219)

          Income (loss) before
           income taxes             295,869    (152,558)    266,484    (322,066)


  Income tax (expense) benefit      (25,000)         --     (25,000)     10,000

          Net income (loss)      $  270,869  $ (152,558) $  241,484  $ (312,066)


EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted     $      .07  $     (.04) $      .06  $     (.08)

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                    1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   241,484       $  (312,066)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                     454,857           629,061
     Deferred income taxes                           25,000           (10,000)
     Other                                            1,694             5,513
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           (254,243)          (45,061)
       Inventories                                  105,445           (62,327)
       Prepaid expenses and other                    (3,598)           (7,860)
       Investments                                  (24,256)           (7,790)
      Increase (decrease) in:
       Accounts payable                             122,165          (241,303)
       Accrued expenses                              (4,294)          (16,570)

           Net cash provided by (used in)
            operating activities                    664,254           (68,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (189,228)       (1,109,744)

          Net cash used in investing activities    (189,228)       (1,109,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                160,000         1,200,000
  Principal payments on long-term debt             (272,247)         (343,647)
  Issuance of stock                                      --            47,000
  Debt issue costs                                       --            (8,627)
  Purchase of stock for retirement                  (62,647)          (81,265)

          Net cash provided by (used in)
           financing activities                    (174,894)          813,461

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     300,132          (364,686)

CASH AND EQUIVALENTS, beginning of period            40,673           490,385

CASH AND EQUIVALENTS, end of period             $   340,805       $   125,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                   $   124,233       $    95,584
     Income taxes                                     1,395            11,521

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In the opinion of the management of GeoResources, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the three months and nine months ended September 30, 1999, and 1998.

     The results of operations for the periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Presented below are the Company's identifiable net assets as of September 30, 1999, and December 31, 1998:

                                           1999          1998

           Oil and gas                  $4,642,170    $4,702,417
           Leonardite                    1,325,427     1,347,521
           General corporate activities    945,142       654,786

                                        $6,912,739    $6,704,724

     Presented below is information concerning the Company's operating segments for the three- and nine-month periods ended September 30, 1999, and 1998:

                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               1999         1998        1999        1998
   Revenue:
     Oil and gas            $  796,768  $  397,390   $1,730,371  $1,276,076
     Leonardite                207,639     182,033      461,660     573,459

                            $1,004,407  $  579,423   $2,192,031  $1,849,535

   Income (loss) before income taxes:
     Oil and gas            $  343,041  $  (21,987)  $  569,708  $   43,239
     Leonardite                 36,225        (442)     (11,212)     27,194
     General corporate
      activities               (51,332)    (97,971)    (199,778)   (328,280)
     Other income and
      expenses                 (32,065)    (32,158)     (92,234)    (64,219)

                            $  295,869  $ (152,558)  $  266,484  $ (322,066)



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

Results of Operations - Three Months and Nine Months Ended September 30, 1999, compared to Three Months and Nine Months Ended September 30, 1998.

       Information concerning the Company's oil and gas operations for the three months and nine months ended September 30, 1999, is set forth in the table below:

                            Oil and Gas Operations

                                       % Increase                   % Increase
                       Three Months    (Decrease)     Nine Months   (Decrease)
                           Ended       From 1998         Ended      From 1998
                      Sept. 30, 1999    Period      Sept. 30, 1999   Period

Oil and gas production
 sold (BOE)                  47,103        6%            135,646        2%

Average price per BOE    $    16.92       88%         $    12.76       33%

Oil and gas revenue      $  796,768      101%         $1,730,371       36%

Production costs         $  315,960       27%         $  793,329       14%

Average production cost
 per BOE                 $     6.71       19%         $     5.85       12%


       Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), increased 2,858 BOE or 6% and 2,876 BOE or 2% for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. These increases were primarily due to the Company returning marginal wells to production during 1999 that had been shut in because of low prices during the same periods of 1998. The average oil price for the third quarter 1999 climbed to $16.92 increasing $7.94 or 88% above the same period in 1998. The nine-month period price also increased, however less dramatically due to the inclusion of first quarter 1999 prices which were as low as any of the weak price periods in 1998.

       Oil and gas revenue increases for the three- and nine-month periods ended September 30, 1999, followed closely the oil price and production increases discussed above.

       Oil and gas production costs increased $66,900 or 27% and $99,900 or 14% for the three- and nine-month periods, respectively, when compared to the same periods in 1998. The increase in the three-month period was primarily due to costs associated with producing more wells as previously shut-in wells were returned to production and to substantially higher state production taxes that are a fixed percentage of oil and gas revenue. The increase in the nine-month period was also impacted by production costs associated with oil inventory barrels, which costs were transferred from inventories to oil and gas production costs upon the sale of those barrels in second quarter 1999. Production costs expressed on a per equivalent barrel basis were 19% higher for the three-month period and 12% higher for the nine-month period when compared to the same periods in 1998. These increases reflect the moderately higher per barrel production costs of marginal wells that have all now been returned to production and they are also impacted by higher production taxes which increase the per barrel costs.

       Information concerning the Company's leonardite operations for the three months and nine months ended September 30, 1999, is set forth in the table below:

                            Leonardite Operations

                                       % Increase                   % Increase
                       Three Months    (Decrease)     Nine Months   (Decrease)
                           Ended       From 1998         Ended      From 1998
                      Sept. 30, 1999    Period      Sept. 30, 1999   Period

Leonardite production
 sold (tons)                  2,455       15%              5,427      (11%)

Average revenue per ton  $    84.58       (1%)        $    85.07       (9%)

Leonardite revenue       $  207,639       14%         $  461,660      (19%)

Cost of leonardite sold  $  138,810       (8%)        $  380,297      (16%)

Average production cost
 per ton                 $    56.54      (20%)        $    70.07       (5%)

       Leonardite production sold increased 325 tons or 15% and decreased 679 tons or 11%, respectively, for the three- and nine-month periods ended September 30, 1999, compared to the equivalent periods in 1998. Management believes the higher volume in production levels for the third quarter is a result of the increase and in domestic oil and gas prices directly affecting drilling activity, which in turn increased demand for the Company's leonardite products.

       Leonardite revenue increased $26,000 or 14% and decreased $112,000 or 19%, respectively, for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The increased revenue in the three-month period was primarily due to the higher product sales discussed above. Average revenue per ton for the three months ended September 30, 1998, was essentially stable, but the nine-month period was 9% lower due to a larger percentage of basic product sales that occurred in the first quarter of 1998. The Company's basic product has lower processing costs and selling prices. The profit margin is lower on the basic products to remain competitive.

       Cost of leonardite sold was lower for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. Average per ton production costs decreased 20% and 5%, respectively, for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The nine-month decrease is related to the overall lower production volume and the lower three-month production costs are related to some unusual mining equipment repair costs incurred in the third quarter of 1998.


                            Consolidated Analysis

        Total operating revenues increased $425,000 or 73% and $342,000 or 19%, respectively, for the three- and nine-month periods ended September 30, 1999, compared to the same periods in 1998. These increases were due to the higher oil prices previously discussed. Total operating expenses decreased $23,000 or 3% and $274,000 or 13% for the three- and nine-month periods of 1999, respectively, compared to the same periods in 1998. These decreases were primarily due to the lower oil and gas depletion resulting from a non-cash write-down of the Company's full-cost pool at year-end 1998 and to reductions implemented by the Company in selling, general and administrative expenses. The Company achieved an operating income of $328,000 for the three months ended September 30, 1999, compared to an operating loss of $120,000 for the same quarter in 1998 and an operating income of $359,000 compared to an operating loss of $258,000 for the nine-month periods ended 1999 and 1998, respectively.

        Nonoperating expenses for the nine-month period ended September 30, 1999, increased $28,000 when compared with the prior year's period. This increase was primarily due to higher interest expenses related to the higher debt level that existed throughout the entire 1999 nine-month period compared to 1998. After provisions for the non-operating expenses and income taxes, the result of consolidated operations attained a net income of $271,000 or $.07 per share for the third quarter of 1999 compared to a net loss of $153,000 or $.04 per share for the second quarter 1998 and a net income of $241,000 or $.06 per share for the nine months ended September 30, 1999, compared to a net loss of $312,000 or $.08 per share for the same period in 1998.


                       Liquidity and Capital Resources

       At September 30, 1999, the Company had working capital of $613,000 compared to working capital of $112,000 at December 31, 1998. The Company's current ratio was 1.71 to 1 at September 30, 1999, compared to
1.13 to 1 at year-end 1998.

       Net cash provided by operating activities was $664,000 for the nine months ended September 30, 1999, compared to net cash used in operating activities of $68,000 for the same period in 1998. Through the 1999 nine-month period, cash provided by operations and bank borrowings were utilized to make payments of $189,000 for additions to property, plant and equipment, $272,000 for payments on long-term debt and $63,000 for stock repurchases.

       Management believes the Company's cash requirements for the foreseeable future can be met by cash flows from operations. The Company also has cash available from its existing line of credit, if an unforeseen need should arise. For the short term, while oil prices are relatively high, the Company expects to use cash to further strengthen its balance sheet by reducing payables and possible reductions in long- term debt ahead of scheduled repayments. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


                             Year 2000 Readiness

       The Company expects to finish the review, resolution and testing of all its internal computer systems prior to December 1, 1999, to complete its Year 2000 compliance program. Essentially all of the Company's office computer systems are desktop computers, including its accounting system. The maker of the Company's accounting software has represented that it has run a 2000 compliant version in house for over a year, and the Company upgraded to that version in August 1999. All other office desktop systems are either already Year 2000 compliant or will be upgraded before December 1, 1999. The Company does not expect that the cost of upgrading any of its computer systems will have a material impact on the Company's financial position, results of operations or cash flows. The Company's oil and gas production operations equipment and its leonardite processing operations equipment are both not dependent on any material amount of in-house computerized controls or embedded chip devices and as such are not deemed to be affected by Year 2000 compliance issues. Both of these operational segments are, however, significantly dependent on the Year 2000 readiness of their respective customers and on supplies provided by third parties, particularly for energy in the form of electricity and natural gas. The Company has contacted significant suppliers, purchasers and other key business relations to ascertain their Year 2000 readiness to assess the extent to which the Company's operations may be impacted should their organization not become Year 2000 compliant. The Company cannot assure that there will not be material adverse effects to the Company if customers or utilities and other of the Company's suppliers have difficulties related to Year 2000 readiness. The Company believes the availability of supplies and services from third parties is the most significant risk related to the Year 2000 issue.


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

       None.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a) For a list of exhibits of the Company, see Item 14(c) of its Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, which is specifically incorporated herein by reference. A financial data schedule (Exhibit 27) is attached hereto. All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


November 12, 1999


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer