Form 10-K405
period 1999-12-31
GEORESOURCES INC
filed 2000-03-28
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
__X__ Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1999.
_____ Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to ________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No _____
                   ________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__
                   ________________________________________

The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 15, 2000, was approximately $5,937,000 (based on the closing price of the Registrant's Common Stock on the NASDAQ system on such date.)

Shares of $0.01 par value Common Stock outstanding at March 15,2000: 3,990,352
                   ________________________________________

                  Documents Incorporated By Reference - None


                                   PART I.


ITEM 1.   BUSINESS


          General Development of Business

          GeoResources, Inc. is a natural resources company engaged principally in the following two business segments: 1) oil and gas exploration, development and production; and 2) mining of leonardite (oxidized lignite coal) and manufacturing of leonardite based products which are sold primarily as oil and gas drilling mud additives. We were incorporated under Colorado law in 1958 and were originally engaged in uranium mining. We built our first leonardite processing plant in 1964 in Williston, North Dakota, and began participating in oil and gas exploration and production in 1969. In 1982, we completed construction of a larger leonardite processing plant in Williston that is in use today. Financial information about our two operating segments is presented in Note B to the Financial Statements in Item 8 of this report.

          Information contained in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations of these words or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

          Our future results may vary materially from those anticipated by management and may be affected by various trends and factors which are beyond our control. These risks include the competitive environment in which we operate; changing oil and gas prices; the demand for oil, gas and leonardite; availability of drilling rigs; dependence upon key management personnel and other risks described in this report.


          Oil and Gas Exploration, Development and Production

          Our oil and gas exploration and production efforts are concentrated on oil properties in the North Dakota and Montana portions of the Williston Basin. We typically generate prospects for our own exploitation, but when a prospect is believed to have substantial risk or cost, we may attempt to raise all or a portion of the funds necessary for exploration or development through farmouts, joint ventures, or other similar types of cost-sharing arrangements. The amount of interest retained by us in a cost-sharing arrangement varies widely and depends upon many factors, including the exploratory costs and the risks involved.

          In addition to originating our own prospects, we occasionally participate in exploratory and development prospects originated by other individuals and companies. We also evaluate interests in various proved properties to acquire for further operation and/or development.

          Where possible, we supervise drilling and production activities on new prospects and properties acquired. We do not own or have any plans to acquire any rotary drilling equipment. Thus, we use independent drilling contractors for the drilling of wells of which we are the operator. Therefore, our drilling activities can be subject to delays caused by shortages of drilling equipment or other factors beyond our control, including inclement weather.

          As of December 31, 1999, we had developed oil and gas leases covering approximately 13,765 net acres in Montana and North Dakota, and during 1999 sold an average 503 net equivalent barrels of oil per day from 134 gross (104 net) productive wells located primarily in North Dakota.

          We sell our crude oil to purchasers with facilities located near our wells. Our gas reserves are also contracted to purchasers in the area near our wells.


          Mining and Manufacturing of Leonardite Products

          We operate a leonardite mine and processing plant in Williston, North Dakota. Leonardite is mined from leased reserves and processed to make a basic product that can be sold as is, or blended with other substances to make several different powdered specialty products which are used primarily in the oil well drilling mud industry. Leonardite products act as a dispersant or thinner and provide filtration control when used as an additive in drilling muds. Leonardite is also sold by us for use in metal working foundries and in agricultural applications.

          In 1999, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity has remained at relatively low levels for the past several years. We have no significant supply contracts with individual customers.


          Status of Products, Services or Industry Segments in Development

          We own 84% of the voting stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 3,988 gross acres (3,754 net) on a gas prospect in the State of Washington. Activities in 1999 consisted of a small amount of geological field work in an effort to further define the prospect. We do not expect to devote any substantial resources to this project in 2000.

          In addition to our two principal business segments, we own a nonproducing silver property in Arizona. (See Item 2.) We also own a minor amount of geothermal and other mineral rights in Oregon. We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2000.


          Sources and Availability of Raw Materials and Leases

          Maintaining sufficient leasehold mineral interests for oil and gas exploration and development is a primary continuing need in the oil and gas business. Management believes that our current undeveloped acreage is sufficient to meet our presently foreseeable oil and gas leasehold needs. Maintaining sufficient leasehold mineral interests for leonardite mining is also a continuing need for our mining and manufacturing of leonardite products. Management believes the leonardite held under current leases is sufficient to maintain our present output for many years. (See Item 2.)


          Major Customers

          In 1999, we sold our crude oil to 19 purchasers. Koch Petroleum Group, L.P. was the major customer, accounting for approximately 74% of our oil and gas revenue in 1999 or approximately 60% of our total operating revenue. Management believes there are other crude oil purchasers to whom we would be able to sell our oil if we lost any of our current customers.

          In 1999, we sold leonardite products to 40 customers. The largest customer in 1999 for leonardite products made purchases totaling 31% of our mining and manufacturing revenue or approximately 6% of our total operating revenue.


          Backlog Orders, Research and Development

          We do not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, we enter into short-term contracts to deliver quantities of oil or gas; however, no significant backlog exists. Our oil and gas division order contracts and off lease marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions and generally do not require long-term delivery of fixed quantities of oil or gas. We have not spent any material time or funds on research and development and do not expect to do so in the foreseeable future.


          Competition

          Oil and Gas - In addition to being highly speculative, the oil and gas business is intensely competitive among the many independent operators and major oil companies in the industry. Many competitors possess financial resources and technical facilities greater than those available to us and they may, therefore, be able to pay more for desirable properties or to find more potentially productive prospects. However, we believe we have the ability to obtain leasehold interests which will be sufficient to meet our oil and gas needs in the foreseeable future.


          Leonardite Products - Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found. Our leonardite products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud. In addition, leonardite deposits are available in other areas within the United States, and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite.


          Environmental Regulations

          All of our operations are generally subject to federal, state or local environmental regulations. Our oil and gas business segment is affected particularly by environmental regulations regarding the disposal of produced oilfield brines and other oil-related wastes, and to Spill Control and Countermeasure Plan (SPCC) rules adopted by the Environmental Protection Agency (EPA) for all oil producing well and treating facilities. Many of our oil producing properties, particularly those acquired from other operators, require SPCC plans to be updated to meet current EPA rules. We began reviewing and updating those plans in 1999 and expect to complete SPCC plans on all our properties in 2000. Costs to complete updates for 2000 are estimated to be $50,000.

          Our leonardite mining and processing segment is also subject to numerous state and federal environmental regulations, particularly those concerned with air contaminant emission levels of our processing plant and mine permit and reclamation regulations pertaining to surface mining at our leonardite mine. We believe that maintenance of acceptable air contaminant emission levels at our processing plant could become more costly in the future if plant production increases substantially above levels experienced over the past several years. Management believes significantly higher plant utilization would increase emission levels and could make it necessary to replace or upgrade air quality control equipment. Future environmental compliance costs that might be required to upgrade air quality control equipment are not known at this time.


          Foreign Operations and Export Sales

          We have no production facilities or operations in foreign countries and have no direct export sales. Some of our leonardite products are sold to distributors in the United States who in turn export these products.


          Employees

          As of March 15, 2000, we had 13 full-time employees.


ITEM 2.   PROPERTIES

          Our properties consist of four main categories: Office, oil and gas, leonardite plant and mine, and a nonproducing silver property. Certain of these properties are mortgaged to our bank. See Note E to the Financial Statements for further information.


          Office

          We own a 17,500 square foot office building which is located on a one-acre lot in Williston, North Dakota. We use about 6,000 square feet of the building and rent the remainder to unaffiliated businesses.


          Oil and Gas Properties

          We own developed oil and gas leases totaling 18,419 gross (13,765 net) acres as of December 31, 1999, plus associated production equipment. We also own a number of undeveloped oil and gas leases. The acreage and other additional information concerning our oil and gas operations are presented in the following tables.


          Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows - All of our oil and gas reserves are located in the United States. Information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented as unaudited supplementary information following the Financial Statements in Item 14. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum engineering firm in Williston, North Dakota. We have no long-term supply or similar agreements with foreign governments or authorities, and we do not own an interest in any reserves accounted for by the equity method.


          Net Oil and Gas Production, Average Price and Average Production Cost - The net quantities of oil and gas produced and sold by us for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

                                  Oil & Gas

                                          Average    Average
         Net         Net        Net         Oil        Gas      Average
         Oil         Gas     Oil & Gas     Sales      Sales       Prod.
        Prod.       Prod.      Prod.       Price      Price     Cost Per
Year    (Bbls)      (MCF)      (BOE)*     Per Bbl    Per MCF      BOE**

1999   182,356      8,042     183,696     $ 14.70    $ 1.10      $ 6.61
1998   173,102      8,491     174,517     $  9.54    $ 1.26      $ 5.33
1997   211,266     10,408     213,001     $ 16.15    $ 1.30      $ 6.27
_________________________
*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.

          Gross and Net Productive Wells - As of December 31, 1999, our total gross and net productive wells were as follows:

                              Productive Wells*
             Oil                                         Gas
Gross Wells       Net Wells                 Gross Wells       Net Wells

    110             80.04                       24              24.00
________________________
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production.


          Gross and Net Developed and Undeveloped Acres - As of December 31, 1999, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*

                  Developed          Undeveloped             Total
                Gross      Net      Gross      Net      Gross      Net

Montana         9,000     7,637    17,137    17,179    26,137    24,816
North Dakota    9,419     6,128    30,019    10,976    39,438    17,104
Washington          0         0     3,988     3,754     3,988     3,754

ALL STATES     18,419    13,765    51,144    31,909    69,563    45,674
________________________
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.


          Exploratory Wells and Development Wells - For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by us was as set forth below. Although we did not drill any productive or dry wells in 1999, we drilled
1.98 net service wells in order to attempt to increase production in a waterflood of an existing field.

           Net Exploratory        Net Development        Total Net Productive
Year        Wells Drilled          Wells Drilled         or Dry Wells Drilled

          Productive    Dry      Productive    Dry

1999         0.00       0.00        0.00       0.00              0.00
1998         0.00       0.00        0.00       0.00              0.00
1997         0.00       0.02        1.67       0.00              1.69


          Present Activities - From January 1, 2000, to March 15, 2000, we had no wells in the process of drilling.


          Supply Contracts or Agreements - We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


          Reserve Estimates Filed with Agencies - No estimates of total proved net oil and gas reserves for the year ended December 31, 1999, have been filed by us with any federal authority or agency. Estimates of our total proved net oil and gas reserves were filed with the Energy Information Administration of the Department of Energy (DOE) in April 1999 for reserves at year-end 1998. The difference between the oil and gas reserves reported in this Form 10-K and those filed with the DOE did not exceed 1%. Other than the estimates of reserves at December 31, 1998, filed with the Securities and Exchange Commission, we did not file reserve reports with any other federal agencies within the past 12 months.


          Leonardite Plant and Mine

          The site of our leonardite plant covers about nine acres located one mile east of Williston in Williams County, North Dakota. We own this site and an additional 20 acres of undeveloped property. The plant has approximately 11,500 square feet of floor area consisting of warehousing and processing space. Within the plant is equipment able to process and ship approximately 3,000 tons of leonardite products per month. Finished product leonardite sales for the past three years are shown below.

                             Finished           Average
                             Products         Sales Price
               Year           (Tons)            Per Ton

               1999           7,736             $ 84.26
               1998           7,772             $ 92.47
               1997           8,094             $ 94.44

          Our leonardite mining properties consist of a developed lease from private parties and one undeveloped lease from the United States Department of the Interior, Bureau of Land Management. The leased land is located about one mile from our plant site in Williams County, North Dakota. The private-party (fee) lease totals approximately 160 acres. The federal lease from the Bureau of Land Management (BLM) covers 160 undeveloped acres. In 1994, we formed a 240-acre logical mining unit
(LMU), in accordance with BLM regulations, consisting of 80 acres of the fee lease and 160 acres of the BLM lease. This LMU allows current operations on the fee lease to satisfy diligent development and other requirements for 160 acres of the BLM lease. We believe that the leonardite contained in the 240-acre LMU is sufficient to supply our plant's raw material requirements for many years and that before these reserves were to be exhausted, we would be able to acquire other fee or federal coal leases in the same area.


          Silver Property

          We own seven patented mining claims and 15 unpatented mining claims in Pinal County, Arizona. These claims, known as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last metal ore production was in 1989 under a lease arrangement. In 1999, we entered into a license agreement with another company to allow commercial rock production from the patented claims. Under the terms of this agreement, we will receive a 10% of gross selling price royalty on all rock products produced and sold from the property. The agreement also provides for a minimum royalty of $250 per month to continue the agreement in effect through its three-year term ending January 15, 2002. No metal ore mining activities are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 2000; however, it continues to investigate other ways to further exploit the property.


ITEM 3.   LEGAL PROCEEDINGS

          On May 12, 1989, we filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce us into modifying the contract. The defendants answered the complaint on June 1, 1989. Afterwards, no further materials were filed with the court, but we believed that the case remained pending. We contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, we contacted the court in September 1996 and were informed by the court that the case had been dismissed in 1991. On January 15, 1997, we refiled our action against MDU Resources Group, Inc. Management cannot predict the outcome of this action, although we intend to pursue its available remedies.

          Other than the foregoing legal proceeding, we are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1999, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Our Common Stock trades on the Nasdaq SmallCap Stock Market under the Symbol "GEOI". The following table sets forth for the period indicated the lowest and highest trade prices for our Common Stock as reported by the Nasdaq SmallCap Stock Market. These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

                                               Trade Price

       Calendar                          Lowest           Highest

         1999       1st Quarter          $  .56           $  .83

                    2nd Quarter          $  .85           $ 1.15

                    3rd Quarter          $ 1.04           $ 1.25

                    4th Quarter          $ 1.11           $ 1.43

         1998       1st Quarter          $ 1.92           $ 2.27

                    2nd Quarter          $ 1.69           $ 2.02

                    3rd Quarter          $ 1.19           $ 1.48

                    4th Quarter          $  .83           $ 1.15


          As of March 15, 2000, there were approximately 1,300 holders of record of our Common Stock. We believe that there are also approximately 750 additional beneficial owners of Common Stock held in "street name".

          We have never declared or paid a cash dividend on our Common Stock nor do we anticipate that dividends will be paid in the near future. Further, certain of our financing agreements restrict the payment of cash dividends. See Note E to the Financial Statements for further information.


ITEM 6.   SELECTED FINANCIAL DATA

                  1999         1998         1997         1996         1995

Operating
Revenue        $3,340,489   $2,380,651   $4,189,793   $3,806,790   $2,874,001

Net Income
(Loss)           481,552    (1,605,218)     766,265      733,726      303,889

Net Income
(Loss)
Per Share            .12          (.39)         .19          .18          .08

AT YEAR END:
Total Assets   7,328,840     6,704,724    8,032,328    7,909,965    6,690,285

Long-term
Debt           1,610,008     1,625,004      666,000      998,097      958,330

Current
Maturities       175,000       316,000      457,097      283,200      511,594

Working
Capital          638,549       111,515       18,240      205,463     (171,949)
(Deficit)

Stockholders'
Equity         4,462,475     4,052,114    5,691,597    4,873,927    4,114,001


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

          We operate through two primary segments: 1) oil and gas exploration and production; and 2) leonardite mining and processing. Our major leonardite products are oil and gas drilling mud additives. Each of our segments is discussed below.


BUSINESS ENVIRONMENT AND RISK FACTORS

          This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil, gas and leonardite industry, the economy and about us. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements; whether as a result of new information, future events or otherwise.

          Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.


RESULTS OF OPERATIONS


Comparison of 1999 to 1998 Revenue and Gross Margin

          Oil and gas sales were $2,689,000 in 1999 compared to $1,662,000 in 1998, an increase of $1,027,000 or 62%. This increase in revenue was due to a 54% advance in average oil prices and a 5% increase in the volume of oil and gas sold. The 1999 average oil price per barrel was $14.70 compared to an average of $9.54 in 1998. We periodically use various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge against the risks of oil price declines. See Note J to the Financial Statements for further information. The volume of oil and gas sold in 1999 increased 9,000 barrels of oil equivalent (BOE) or 5% to 184,000 BOE from 175,000 BOE in 1998. The higher 1999 average oil price resulted from a rebound in world oil prices that occurred during the last half of 1999. The higher 1999 production volumes sold resulted about equally from three primary factors: (i) returning shut-in wells to production, (ii) production contributed by wells we acquired in 1998, and
(iii) production held over in lease tanks as inventory at year-end 1998 and not sold until 1999. These three factors were enough to offset the normal production decline of all our wells resulting in an increase in the volumes sold even though we did not add any production from new wells during 1999. During a large part of 1998, we had shut in approximately 20 operated wells to reduce production costs; however, by July 1, 1999, these wells were returned to production as oil price advances made them economic to produce again.

          Oil and gas production costs were $1,214,000 in 1999 compared to $930,000 in 1998, an increase of $284,000 or 31%. These higher costs were due to three primary factors: (i) additional production costs of $78,000 that were recognized in 1999 as costs associated with oil sold from inventory, (ii) higher state severance taxes that were directly related to higher oil revenue and (iii) generally higher costs associated with producing more wells which had been shut in during 1998 and modest start-up costs related to those wells. Production costs expressed on a per equivalent barrel basis increased $1.28 per BOE or 24% to average $6.61 for 1999 compared to $5.33 for 1998. The increase in per barrel costs occurred because we were able to produce more of our marginal (higher cost per barrel) wells in the oil price environment existing in 1999 than in 1998. The 1998 cost per barrel was actually an unusually low number and the costs for 1999 represented a return to a more historical normal range. Gross margin for 1999 oil and gas operations before deductions for depletion, a non-cash writedown of oil and gas properties in 1998 and selling, general and administrative (SG&A) expenses, increased to $1,474,000 or 55% of revenue compared to $732,000 or 44% of revenue for 1998.

          Leonardite product sales were $652,000 in 1999 compared to $719,000 in 1998, a decrease of $67,000 or 9%. This decrease was entirely due to a 9% decrease in average price per ton for leonardite sold in 1999 resulting from less demand for our specialty products, which have higher selling prices. Production sold in 1999 was 7,736 tons at an average price of $84.26 compared to 7,772 tons at an average price of $92.47 for 1998.

          Cost of leonardite sold was $563,000 in 1999 compared to $603,000 in 1998, a decrease of $40,000 or 7%. Average production costs per ton were $72.79 and $77.61 for 1999 and 1998, respectively. Costs per ton decreased approximately 6% for 1999 compared to 1998 due again to the lower sales of specialty products that also have higher processing costs.

          Gross margin for 1999 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $89,000 or 14% of revenue compared to $115,000 or 16% of revenue for 1998. The modest decline in 1999 gross margin also resulted from the lower specialty product sales discussed above.


Comparison of 1999 to 1998 Consolidated Analysis

          Total revenue for 1999 increased $960,000 or 40% to $3,340,000 from $2,381,000 in 1998. This increase was primarily due to the substantially higher oil prices that existed during 1999 compared to 1998, and also due somewhat to modestly higher volumes of oil sold in 1999.

          Total operating costs for 1999 decreased $1,356,000 or 33% to $2,720,000 compared to $4,076,000 in 1998. This decrease in total costs resulted entirely from an atypical non-cash charge to operating expenses in 1998 due to a write-down of oil and gas properties as prescribed by the Securities and Exchange Commission rules. Without the write-down, operating expenses in all the normal expense categories, totaled $2,720,000 for 1999 compared to $2,776,000 for 1998. Oil and gas production costs were higher and cost of leonardite lower for the reasons previously discussed. Depreciation, depletion and amortization expenses were lower due to the 1998 write-down that reduced our full cost pool which in turn reduced the amount to be depleted in 1999 and future years. Selling, general and administrative costs were lower due to salary reductions and other cost cutting measures, implemented in 1998 and continued through the third quarter 1999, in order to control costs in the face of low oil prices.

          Higher 1999 total revenue and lower total operating costs resulted in an operating income of $620,000 for 1999 compared to operating loss of $1,696,000 in 1998. Nonoperating expenses increased $8,000, from $105,000 in 1998 to $113,000 in 1999, primarily due to higher interest expense, although some of this was offset by interest income on higher cash balances. This yielded an income before taxes of $508,000 in 1999 compared to a pretax loss of $1,800,000 in 1998.

          Income tax expense in 1999 was $26,000 compared to a tax benefit of $195,000 in 1998. The amount for each year is primarily reflective of changes in our deferred-tax asset valuation allowance under the provisions of SFAS No. 109. The change in the valuation allowance is based upon projections of the future utilization of statutory depletion carryforwards. See Notes A and F to the Financial Statements for further information.

          As a result of all the factors discussed above net income for 1999 was $482,000 or $.12 per share compared to a net loss of $1,605,000 or $.39 per share in 1998.


Comparison of 1998 to 1997 Revenue and Gross Margin

          Oil and gas sales were $1,662,000 in 1998 compared to $3,425,000 in 1997, a decrease of $1,763,000 or 51%. This decrease in revenue was due to a 41% decrease in average oil prices and an 18% decline in the volume of oil and gas sold. The 1998 average oil price per barrel was $9.54 compared to an average of $16.15 in 1997. We periodically used various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge against the risks of oil price declines. See Note J to the Financial Statements for further information. The volume of oil and gas sold in 1998 decreased 38,000 barrels or 18% to 175,000 barrels of oil equivalent (BOE) from 213,000 BOE in 1997. The lower 1998 average oil price resulted from a collapse in world oil prices that occurred during 1998. The lower 1998 production volumes resulted from our "shutting in" or curtailing production from numerous marginal wells in an effort to control production costs.

          Oil and gas production costs were $930,000 in 1998 compared to $1,336,000 in 1997, a decrease of $406,000 or 30%. These lower costs were due to (i) the efforts to reduce costs by shutting in marginal wells as discussed above and (ii) lower production taxes resulting from lower oil prices. Production costs expressed on a per equivalent barrel basis declined $0.94 per BOE or 15% to average $5.33 for 1998 compared to $6.27 for 1997. The decrease in per barrel costs occurred because total production expenses declined by a higher percentage than the decline in the volume of oil and gas sales. Gross margin for 1998 oil and gas operations before deductions for depletion, a non-cash writedown of oil and gas properties and selling, general and administrative (SG&A) expenses, decreased to $732,000 or 44% of revenue compared to $2,090,000 or 61% of revenue for 1997.

          Leonardite product sales were $719,000 in 1998 compared to $764,000 in 1997, a decrease of $46,000 or 6%. This decrease was due to a 4% decrease in tonnage sold in 1998 resulting from weaker demand for our oil and gas related drilling products during 1998. Production sold in 1998 was 7,772 tons at an average price of $92.47 compared to 8,094 tons at an average price of $94.44 for 1997.

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

          Total operating costs for 1998 increased $843,000 or 26% to $4,076,000 compared to $3,233,000 in 1997. These increased costs resulted entirely from a non-cash write-down of oil and gas properties charged to operating expenses in accordance with Securities and Exchange Commission rules. Without the write-down, operating expenses in all the normal expense categories, except cost of leonardite sold, declined such that total operating expenses would have been $2,776,000 for 1998 which was $457,000 or 14% less than the $3,233,000 for 1997. Normal operating expenses were lower due to the oil and gas cost cutting measures discussed above and to general efforts to reduce costs.

          Lower 1998 total revenue and higher total operating costs resulted in an operating loss of $1,696,000 for 1998 compared to operating income of $957,000 in 1997. Nonoperating expenses increased $24,000, from $80,000 in 1997 to $105,000 in 1998, yielding a loss before taxes of $1,800,000 in 1998 compared to a pretax income of $876,000 in 1997.

          The income tax benefit in 1998 was $195,000 compared to a tax expense of $110,000 in 1997. The amount for each year is reflective of the net changes in our deferred-tax assets and deferred-tax liabilities under the provisions of SFAS No. 109 and include only a small amount of income taxes currently paid. See Notes A and F to the Financial Statements for further information.

          The net loss for 1998 was $1,605,000 or $.39 per share compared to net income of $766,000 or $.19 per share in 1997.


LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1999, we had current assets of $1,729,000 compared to current liabilities of $1,090,000 for a current ratio of 1.59 to 1 and working capital of $639,000. This compares to a current ratio of
1.13 to 1 at December 31, 1998, and working capital of $112,000. Cash was significantly higher at year-end 1999. Working capital at year-end 1999 was higher than year-end 1998, because of increased cash flows from operations caused by higher oil prices.

          During the year ended December 31, 1999, we generated cash flows from operating activities of $1,085,000 which was $960,000 more than the amount generated during 1998. This increase was essentially due to substantially higher cash flow which was a result of the oil prices that existed in 1999. We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit will be sufficient to meet our short-term cash requirements. The line of credit, which had an available balance of $1,565,000 at December 31, 1999, allows borrowings until January 5, 2001, with repayment of any amounts borrowed to begin by that date. We can select a repayment schedule of up to a maximum of 48 months.

          During 1999, our investing activities used $475,000 of cash which was primarily for additions to property, plant and equipment related to the drilling and completion of two service wells in our South Starbuck Madison Unit in Bottineau County, North Dakota. The additions to property and equipment consists of the approximate amounts as follows: Exploration and development costs of $503,000 included the paid portion of costs for drilling and completing the South Starbuck Madison Unit, proved property acquisition costs of $20,000 and unproved property costs of $21,000.

          During 1999, our financing activities consisted of proceeds from borrowings of $160,000 and $316,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements. In addition we used $71,000 of cash to purchase our Common Stock on the open market.

          We estimate that our development costs for 2000 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be less than $1,000,000. Planned expenditures for 2000 consist of delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 2000 principal payments required under existing debt agreements is $175,000.

          We expect to continue to evaluate possible future purchases of additional producing oil and gas properties and the further development of our properties. We believe our long-term cash requirements for such investing activities and the repayment of long-term debt can be met by future cash flows from operations and, if necessary, possible forward sales of oil reserves or additional debt or equity financing.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See "Index to Consolidated Financial Statements and Supplementary Data" on page 25.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following sets forth certain information concerning each of our directors and executive officers:

                           Position(s) with        Period of Service as
Name and Age               the Company             a Director or Officer

Jeffrey P. Vickers         President and           Since 1982
  Age:  47                 Director

Thomas F. Neubauer         Vice President          Since June 1992
  Age:  65                 of Leonardite
                           Operations

Cathy Kruse                Secretary,              Since October 1981;
  Age:  45                 Treasurer and           October 1981 to May
                           Director                1985 and since June 1990;
                                                   since June 1996

H. Dennis Hoffelt          Director                From 1967 through June
  Age:  59                                         1986; and since June 1987

Paul A. Krile              Director                Since June 1997
  Age:  72

Duane Ashley               Director                Since June 1999
  Age:  52

          All of the directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. Our executive officers serve at the discretion of the Board of Directors. The Board of Directors has an audit committee consisting of Jeffrey P. Vickers,
H. Dennis Hoffelt and Paul A. Krile.

          Jeffrey P. Vickers received a Bachelor of Science degree in Geological Engineering with a Petroleum Engineering option from the University of North Dakota in 1978. Prior to obtaining his degree, Mr. Vickers served two years overseas with the U.S. Army. In 1979, Mr. Vickers joined Amerada Hess Corporation as an Associate Petroleum Engineer in the Williston Basin. In 1981, Mr. Vickers was employed by us as our Drilling and Production Manager where he was responsible for providing technical assistance and supervision of drilling and production operations and generated development drilling programs. He became our President on January 1, 1983. In June 1982, Mr. Vickers became a director.

          Thomas F. Neubauer is Vice President of Leonardite Operations and our plant manager. Mr. Neubauer has been employed by us since July 1965.

          Cathy Kruse is our Secretary, Treasurer and business office manager. Ms. Kruse graduated from the Atlanta College of Business in 1977 and was employed as a Legal Assistant for four years prior to her employment with us in May 1981. In June 1996, Ms. Kruse became a director.

          H. Dennis Hoffelt has been President of Triangle Electric Inc., Williston, North Dakota, an electrical contracting firm, for over the past five years. He served as one of our directors from 1967 through June of 1986 and was elected as a director again in 1987.

          Paul A. Krile has been one of our directors since June 1997. He has been the President and owner of Ranco Fertiservice, a manufacturer of dry fertilizer handling equipment, headquartered in Sioux Rapids, Iowa for more than the last five years.

          Duane Ashley has been one of our directors since June 1999. He has been a Senior Salesman for GRACO Fishing and Rental Tools, Inc. since January 1999, and for Weatherford Enteerra, Inc. for over five years prior to that.

          Cathy Kruse, our Secretary and Treasurer, is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the above named persons. There are no arrangements or undertakings between any of the named directors and any other persons pursuant to which any director was selected as a director or was nominated as a director. Based solely upon a review of Forms 3, 4 and 5 furnished to us for 1999, no officer or director failed to file any of the above forms on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table presents the aggregate compensation which was earned by our Chief Executive Officer for each of the past three years. We do not have an employment contract with any of our executive officers.
None of our employees earned total annual salary and bonus in excess of $100,000. There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in any fiscal year covered by any table, other than what is set forth in the following table.

                          Summary Compensation Table

                                            Long Term Compensation
                   Annual Compensation            Awards        Payouts
                                                                          All
                                 Other   Restricted  Securities          Other
Name and                         Annual    Stock     Underlying  LTIP    Compen-
Principal        Salary   Bonus  Compen-  Award(s)    Options   Payouts  sation
Position  Year   ($)       ($)   sation     ($)       SARs(#)     ($)      ($)

Jeffrey   1999  $76,307    -0-     -0-      N/A        -0-        N/A    $1,820
P.        1998  $82,596    -0-     -0-      N/A        -0-        N/A    $4,130
Vickers,  1997  $82,596  25,000    -0-      N/A      71,000       N/A    $8,747
CEO

          In the table above, the column titled "All Other Compensation" is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

          If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees' Profit Sharing Plan and Trust adopted in December 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the Profit Sharing Plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. We made total contributions to the plan, matching and discretionary, for the years ended December 31, 1999, 1998 and 1997 of $44,989, $19,883, and $31,930, respectively. As of December 31, 1999, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $440,000.

          Effective July 1, 1997, we executed an Adoption Agreement Nonstandardized Code 401(k) Profit Sharing Plan that incorporated a 401(k) Plan into the existing Profit Sharing Plan. Eligible employees are allowed to defer up to 15% of their compensation and we match up to 5%.


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

          At our 1993 Annual Meeting of Shareholders, a 1993 Employees' Incentive Stock Option Plan (the "Plan") was approved by shareholders. The purpose of the Plan is to enable us to attract persons of training, experience and ability to continue as employees and to furnish additional incentive to them, upon whose initiative and efforts the successful conduct and development of the business largely depends, by encouraging them to become owners of our Common Stock.

          The term of the Plan expires on February 17, 2003. If within the duration of an option, there is a corporate merger consolidation, acquisition of assets or other reorganization; and if this transaction affects the optioned stock, the optionee will thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a stockholder with respect to such shares.

          The Plan is administered by our Board of Directors. The exercise price of the Common Stock offered to eligible participants under the Plan by grant of an option to purchase Common Stock may not be less than the fair market value of the Common Stock at the date of grant; provided, however, that the exercise price will not be less than 110% of the fair market value of the Common Stock on the date of grant in the event an optionee owns 10% or more of the Common Stock. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, options have been issued for 295,000 shares pursuant to the Plan.


                           Directors' Compensation

          Our officers, who are also directors, receive no additional compensation for attendance at Board meetings. Directors, other than Jeffrey P. Vickers and Cathy Kruse, were paid $200 per month for Board service in 1999.


ITEM 12.  SECURITES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 15, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                  Name of Person
                  or Number of         Amount of
Class of          Directors and        Shares and Nature of      Percent
Securities        Officers as a Group  Beneficial Ownership      of Class

Common Stock,     Jeffrey P. Vickers    366,934-Direct and         9.2%
$.01 par value                                  Indirect(a)

Common Stock,     Paul A. Krile         211,500-Direct(b)          5.3%
$.01 par value

Common Stock,     Cathy Kruse            14,700-Direct(d)           (c)
$.01 par value

Common Stock,     Thomas F. Neubauer     20,500-Direct(e)           (c)
$.01 par value

Common Stock,     H. Dennis Hoffelt      41,000-Direct and         1.0%
$.01 par value                                  Indirect(f)

Common Stock,     Duane Ashley                0-Direct and          (c)
$.01 par value                                  Indirect

Common Stock,     Officers and          654,634-Direct and        16.4%
$.01 par value    Directors as                  Indirect
                  a Group-                      (a)(b)(c)(d)(e)(f)
                  (six persons)
_______________________
(a) Includes 139,634 shares owned directly by Mr. Vickers, 2,500 in a self-directed individual retirement account, 72,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 20,000 shares held by him as custodian for his two minor children. Also included are 106,000 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(b)  Mr. Krile has sole voting and investment powers over these shares.

(c)  Less than 1%.

(d) Included are 14,500 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(e) Included are 9,500 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(f) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 29,500 shares.

          The following table sets forth information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 15, 2000.

                                           Amount of
Class of          Name and                 Shares and Nature of    Percent
Securities        Address of Person        Beneficial Ownership    of Class

Common Stock,     Joseph V. Montalban      463,800-Direct(a)        11.6%
$.01 par value    Montalban Oil & Gas
                  Operations, Inc.
                  Box 200
                  Cut Bank, MT  59247

Common Stock,     Jeffrey P. Vickers       366,934-Direct and        9.2%
$.01 par value    1814 14th Ave. W.               Indirect(b)
                  Williston, ND  58801

Common Stock,     Paul A. Krile            211,500-Direct(c)         5.3%
$.01 par value    P. O. Box 329
                  Sioux Rapids, IA  50585
________________________
(a)  This information was obtained from a Securities and Exchange
     Commission filing.

(b)  See footnote (a) of the immediately preceding table.

(c)  See footnote (b) of the immediately preceding table.

          We are not aware of any arrangements which could, at a subsequent date, result in a change in control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no transactions or series of similar transactions since the beginning of our last fiscal year or any currently proposed transaction or series of similar transactions to which we were or are to be a party, and which the amount involved exceeds $10,000 and in which any director, executive officer, principal shareholder or any member of their immediate family had or will have a direct or indirect material interest.


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

               (3)  Exhibits  See "Exhibit Index" on page 52.

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


                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Richey, May & Co., P. C.
Englewood, Colorado
February 26, 2000



                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998


                                    ASSETS

CURRENT ASSETS:                                   1999             1998

  Cash and equivalents                       $    423,361     $     40,673
  Trade receivables, net                          991,153          524,132
  Inventories                                     297,029          403,529
  Prepaid expenses                                 17,257           26,468
  Investments                                         106            4,319

          Total current assets                  1,728,906          999,121

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the full
   cost method of accounting:
    Properties being amortized                 19,664,222       19,139,363
    Properties not subject to amortization        143,413          141,019
  Leonardite plant and equipment                3,206,217        3,206,217
  Other                                           709,443          704,357

                                               23,723,295       23,190,956
  Less accumulated depreciation, depletion,
   amortization and impairment                (18,271,169)     (17,635,373)

          Net property, plant and equipment     5,452,126        5,555,583

OTHER ASSETS:
  Mortgage loans receivable, related party        103,321          103,321
  Other                                            44,487           46,699

          Total other assets                      147,808          150,020

TOTAL ASSETS                                 $  7,328,840     $  6,704,724

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $    747,557     $    472,345
  Current maturities of long-term debt            175,000          316,000
  Accrued expenses                                167,800           99,261

          Total current liabilities             1,090,357          887,606

LONG-TERM DEBT, less current maturities         1,610,008        1,625,004
DEFERRED INCOME TAXES                             166,000          140,000

          Total liabilities                     2,866,365        2,652,610

CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 4,005,352
   and 4,071,652 shares, respectively              40,054           40,717
  Additional paid-in capital                      776,259          846,787
  Retained earnings                             3,646,162        3,164,610

          Total stockholders' equity            4,462,475        4,052,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  7,328,840     $  6,704,724

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                         1999           1998           1997
OPERATING REVENUE:
  Oil and gas sales                 $  2,688,642   $  1,661,977   $  3,425,395
  Leonardite sales                       651,847        718,674        764,398

                                       3,340,489      2,380,651      4,189,793

OPERATING COSTS AND EXPENSES:
  Oil and gas production               1,214,169        929,560      1,335,605
  Cost of leonardite sold                563,081        603,208        597,813
  Depreciation, depletion
   and amortization                      635,797        830,871        850,599
  Write-down of oil and gas properties        --      1,300,000             --
  Selling, general and administrative    307,336        412,729        449,161

                                       2,720,383      4,076,368      3,233,178

      Operating income (loss)            620,106     (1,695,717)       956,615

OTHER INCOME (EXPENSE):
  Interest expense                      (165,395)      (143,588)      (125,007)
  Interest income                         27,591         17,231         25,036
  Other income and losses, net            25,250         21,856         19,621

                                        (112,554)      (104,501)       (80,350)

      Income (loss) before income taxes  507,552     (1,800,218)       876,265

INCOME TAX (EXPENSE) BENEFIT             (26,000)       195,000       (110,000)

      Net income (loss)             $    481,552   $ (1,605,218)  $    766,265

EARNINGS PER SHARE:

      Net income (loss),
       basic and diluted            $        .12   $       (.39)  $        .19

  Weighted average number of shares
   outstanding                         4,040,425      4,080,092      4,076,284

  Dilutive potential shares -
   Stock options                              --             --         63,361

  Adjusted weighted average shares     4,040,425      4,080,092      4,139,645

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                              Additional
                              Common Stock     Paid-in    Retained
                             Shares   Amount   Capital    Earnings      Total

Balance,
 December 31, 1996   4,060,714  $ 40,607   $ 829,757  $ 4,003,563  $ 4,873,927

 Issuance of common
  stock as
  compensation          20,000       200      30,400           --       30,600

 Stock options
  exercised             16,500       165      20,640           --       20,805

 Net income                 --        --          --      766,265      766,265

Balance,
 December 31, 1997   4,097,214    40,972     880,797    4,769,828    5,691,597

 Purchase of
  common stock         (56,562)     (565)    (95,351)          --      (95,916)

 Issuance of common
  stock for acquisition
  of oil and gas
  properties            31,000       310      61,341           --       61,651

 Net income (loss)          --        --          --   (1,605,218)  (1,605,218)

Balance,
 December 31, 1998   4,071,652    40,717     846,787    3,164,610    4,052,114

 Purchase of common
  stock                (66,300)     (663)    (70,528)          --      (71,191)

 Net income                 --        --          --      481,552      481,552

Balance,
 December 31, 1999   4,005,352  $ 40,054   $ 776,259  $ 3,646,162  $ 4,462,475

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                         1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                   $    481,552   $ (1,605,218)  $    766,265
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation, depletion, amortization
    and valuation allowance              635,797      2,130,871        850,599
   Deferred income taxes (benefit)        26,000       (195,000)       110,000
   Other                                   2,192          7,192          2,364
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                  (467,021)        (2,198)       414,111
     Inventories                         106,500       (115,265)       (36,765)
     Prepaid expenses and other            9,211          4,954        (13,221)
     Investments                           4,213         21,647         31,805
    Increase (decrease) in:
     Accounts payable                    217,537       (109,569)       145,629
     Accrued expenses                     68,539        (13,169)       (43,034)

      Net cash provided by operating
       activities                      1,084,520        124,245      2,227,753

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment                         (484,095)    (1,287,321)    (2,707,097)
 Proceeds from sale of property
  and equipment                            9,450             --        357,236

      Net cash used in investing
       activities                       (474,645)    (1,287,321)    (2,349,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings      160,000      1,275,000        425,000
 Principal payments on long-term debt   (315,996)      (457,093)      (583,200)
 Proceeds from issuance of common stock       --             --         20,805
 Cost to purchase common stock           (71,191)       (95,916)            --
 Debt issue costs                             --         (8,627)        (5,000)

      Net cash provided by (used in)
       financing activities             (227,187)       713,364       (142,395)

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                         382,688       (449,712)      (264,503)

CASH AND EQUIVALENTS, beginning of year   40,673        490,385        754,888

CASH AND EQUIVALENTS, end of year   $    423,361   $     40,673   $    490,385

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                         1999           1998           1997
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
  Cash paid (received) for:
    Interest                        $    165,435   $    138,791   $    124,245
    Income taxes                         (10,752)        14,573          9,922


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

             The accompanying notes are an integral part of these
                      consolidated financial statements



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SIGNIFICANT ACCOUNTING POLICIES:


     Nature of Operations and Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 84% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC is not presented, as the amount is immaterial.

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

     The Company periodically uses various derivative financial instruments to hedge a portion of future oil sales against the risk of possible decreases of crude oil prices. These instruments are accounted for as hedges and, accordingly, gains and losses are deferred and recognized when the future oil sales occur. Similarly, cash flows from such transactions are included in the statements of cash flows as cash flows from operating activities.


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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $2.99, $3.86 and $3.40 for 1999, 1998 and 1997, respectively.

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

     Costs not being amortized at December 31, 1999, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties that were acquired during the following years:

                 1999                     $  10,953
                 1998                        20,253
                 1997                        31,999
                 1996 and prior              80,208

                     Total                $ 143,413

     It is expected that evaluation of the above properties will occur primarily over the next three years.


     Other Property and Equipment
     Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                 Buildings                10-25 years
                 Machinery and equipment   3-10 years


     Impairment of Long-Lived Assets
     Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 1999, 1998 and 1997.


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


     Earnings Per Share of Common Stock
     Earnings per share has been computed based on the adjusted weighted average number of common shares outstanding. The effect of outstanding stock options was antidilutive in 1999.


     Recently Issued Accounting Standards
     In 1998, the FASB issued SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for the accounting and reporting of all derivative instruments at their fair value as assets or liabilities on the balance sheet. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and requires restatement of information presented for prior periods. The adoption of SFAS No. 133 will not have a material impact on these financial statements.


B.   INDUSTRY SEGMENTS AND MAJOR CUSTOMER:


     Segment information
     The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting. Presented below is information concerning the Company's operating segments for the years ended December 31, 1999, 1998 and 1997:

                                         1999           1998           1997
     Revenue:
       Oil and gas                  $  2,688,642   $  1,661,977   $  3,425,395
       Leonardite                        651,847        718,674        764,398

                                    $  3,340,489   $  2,380,651   $  4,189,793
     Operating income (loss):
       Oil and gas                  $    955,066   $ (1,279,105)  $  1,365,729
       Leonardite                        (35,538)        (8,975)        33,859
       General corporate activities     (299,422)      (407,637)      (442,973)

                                    $    620,106   $ (1,695,717)  $    956,615
     Depreciation and depletion:
       Oil and gas                  $    519,407   $    711,522   $    724,061
       Leonardite                        100,590        101,468        108,903
       General corporate activities       15,800         17,881         17,635

                                    $    635,797   $    830,871   $    850,599
     Identifiable assets, net:
       Oil and gas                  $  4,894,495   $  4,702,417   $  5,452,759
       Leonardite                      1,417,100      1,347,521      1,452,847
       General corporate activities    1,017,245        654,786      1,126,722

                                    $  7,328,840   $  6,704,724   $  8,032,328
     Capital expenditures incurred:
       Oil and gas                  $    544,049   $  1,158,211   $  1,920,470
       Leonardite                             --             --         43,498
       General corporate activities        5,086          2,289          9,927

                                    $    549,135   $  1,160,500   $  1,973,895


     Major Customer
     Sales to a major oil and gas customer were 60%, 54% and 71% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Accounts receivable from this major customer were 42% and 36% of total accounts receivable at December 31, 1999 and 1998, respectively.


C.   TRADE RECEIVABLES AND INVENTORIES:


     Trade receivables at December 31, 1999 and 1998 are comprised of the following:

                                              1999            1998

            Oil and gas purchasers       $    618,131    $    353,607
            Leonardite customers              384,438         181,941

                                            1,002,569         535,548
            Less allowance for
            doubtful accounts                 (11,416)        (11,416)

                                         $    991,153    $    524,132

     As of December 31, 1999 and 1998, inventories by major classes are comprised of the following:

                                              1999            1998

            Crude oil                    $     36,384    $    114,464

        Leonardite inventories:
         Finished products                     91,863         108,951
         Raw materials                         86,567          90,167
         Materials and supplies                82,215          89,947

            Total leonardite inventories      260,645         289,065

                                         $    297,029    $    403,529


D.   MORTGAGE LOANS RECEIVABLE, RELATED PARTY


     Mortgage loans receivable, related party represent mortgage loans on the residence of an officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 8% per annum with principal due January 14, 2002. The mortgage loans are expected to be repaid through sale of the residence prior to the maturity date. The Company's interest income from these loans was $8,100 for each of the years ended December 31, 1999, 1998 and 1997.


E.   LONG-TERM DEBT:


     Long-term debt at December 31, 1999 and 1998 consists of the following loans and a revolving line of credit (RLOC) which are all with one bank:

                                              1999            1998
     The 1993 Oil & Gas Loan, prime
     plus 1% (8.75% total rate at
     December 31, 1998), due in monthly
     installments of $16,000 plus
     interest, collateralized by oil
     and gas properties                  $         --    $    141,000

     The 1995 Oil & Gas Loan, prime
     plus 1% (9.50% total rate at
     December 31, 1999), due in monthly
     installments of $14,583 plus
     interest, due December 2001,
     collateralized by oil and gas
     properties                               350,008         525,004

     The 1997 Oil & Gas RLOC, $3,000,000
     revolving line of credit, interest
     payable monthly at prime plus .75%,
     (9.5% total rate at December 31,
     1999), expires January 5, 2005,
     collateralized by oil and gas
     properties                             1,435,000       1,275,000

        Total long-term debt                1,785,008       1,941,004

        Less current maturities              (175,000)       (316,000)
            Long-term debt, less current
            maturities                   $  1,610,008    $  1,625,004

     Aggregate maturities required on long-term debt at December 31, 1999, are as follows:

            Year Ending December 31:

                   2000                    $    175,000
                   2001                         533,758
                   2002                         358,750
                   2003                         358,750
                   2004                         358,750
                Thereafter                           --

                                           $  1,785,008

     The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

     The Company's long-term debt was obtained pursuant to financing agreements which include the following covenants: Maintain a current ratio of not less than 1.25 to 1 exclusive of current maturities of long-term debt; maintain debt to tangible net worth of not more than 1.5 to 1; not encumber certain of its assets; restrict borrowings from, and credit extensions to, other parties; restrict reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank's consent.


F.   INCOME TAXES:


     The components of income tax expense for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                           1999          1998          1997
     Current tax (expense)            $         --  $         --  $         --
     Deferred tax benefit (expense)       (168,000)      685,000      (369,000)
     Decrease (increase) in deferred
      tax assets valuation allowance       142,000      (490,000)      259,000

        Income tax (expense) benefit  $    (26,000) $    195,000  $   (110,000)

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

     During 1999 and 1997, the Company recorded deferred tax expense of $168,000 and $369,000, respectively. This related primarily to net income that was not currently taxable due to the utilization of net operating loss carryforwards and the deduction of intangible drilling costs for tax purposes, respectively. The Company also decreased the deferred tax asset valuation allowance by $142,000 and $259,000 during 1999 and 1997, respectively, primarily based upon the projection of utilizing additional statutory depletion carryforwards in the future.

     The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

                                                   1999           1998
       Deferred Tax Assets:
        Net operating loss carryforward       $    245,000   $    454,000
        Statutory depletion carryforward         1,205,000      1,252,000
        Tax credit carryforwards                    56,000         55,000
        Other                                       35,000         46,000

                                                 1,541,000      1,807,000

       Valuation Allowance:
        Beginning of year                         (982,000)      (492,000)
        (Increase) decrease                        142,000       (490,000)

        End of year                               (840,000)      (982,000)

       Deferred Tax Liabilities:
        Accumulated depreciation and
         depletion                                (867,000)      (965,000)

       Net Deferred Tax Liability, long-term  $   (166,000)  $   (140,000)

     The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                           1999          1998          1997

     Income tax expense (benefit)
      at statutory rate                     35%         (35)%           35%
     Change in valuation allowance         (28)          27            (30)
     State income taxes and other           (2)          (3)             8

                                             5%         (11)%           13%

     For income tax purposes, the Company has a statutory depletion carryover of approximately $3,765,000 that, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has net operating loss carryovers and investment tax credit carryovers (accounted for using the flow-through method), which, if not utilized, expire as follows:

                                                       Investment
                                 Net operating         tax credit
     Year of expiration          loss carryover         carryover

           2000                   $         --        $     16,000
           2003                         16,000                  --
           2008                        115,000                  --
           2009                        237,000                  --
           2017                        342,000                  --
           2018                         55,000                  --

          Total                   $    765,000        $     16,000


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

     Information with respect to the stock option plan's activity is as follows:

                                                          Shares
                                   Shares               Subject to
                                  Available             Outstanding
                                 for Options              Options

        December 31, 1996          205,000                95,000
          Grants                  (200,000)              200,000
          Exercises                     --               (16,500)

        December 31, 1997            5,000               278,500
          Grants                        --                    --
          Exercises                     --                    --

        December 31, 1998            5,000               278,500
          Grants                        --                    --
          Exercises                     --                    --

        December 31, 1999            5,000               278,500


     Information with respect to the options outstanding and exercisable at December 31, 1999 and 1998, is as follows:

       Number of shares         Exercise Price            Expiration Date

            80,000                  $1.15                  November 2000
           101,000                   2.37                    May 2002
            97,500                   2.31                  December 2002

           278,500

     The average exercise price is $2.00 for options outstanding and exercisable at December 31, 1999.

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
         Expected lives               3.5 years
         Expected dividends           None


     Profit-sharing plan
     The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute up to 15% of their compensation to a maximum of $10,000. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. The Company's total contributions to the plan, matching and discretionary, for the years ended December 31, 1999, 1998 and 1997 were $44,989, $19,883 and
     $31,930, respectively.


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


I.   OFFICE FACILITIES:


     In 1991, the Company purchased an office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 1999 and 1998:

                                                1999           1998

             Building and improvements     $    163,834   $    163,834
             Accumulated depreciation           (71,945)       (63,754)

                                           $     91,889   $    100,080

     The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 1999, 1998 and 1997, the Company received $21,300, $21,300 and $22,200, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


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

     The Company uses derivative financial instruments to manage its crude oil commodity price risk. They are not used for trading purposes. The Company has in recent years hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $108,199, $37,849 and $30,269 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Company had no derivative financial instruments.


K.   FOURTH QUARTER ADJUSTMENTS:


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



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 1999, 1998 and 1997:

                                         1999           1998           1997

 Proved properties                  $ 19,664,222   $ 19,139,363   $ 17,997,596
 Unproved properties                     143,413        141,019        124,672

     Total                            19,807,635     19,280,382     18,122,268

 Less accumulated depreciation,
  depletion, amortization and
  impairment                         (15,600,726)   (15,081,319)   (13,069,796)

     Net capitalized costs          $  4,206,909   $  4,199,063   $  5,052,472

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 1999, 1998 and 1997:

                                         1999           1998           1997
 Property acquisition costs:
  Proved                            $     20,259   $    236,058   $     28,420
  Unproved                                21,159         37,756         55,230
 Exploration costs                        57,310         68,365         75,765
Development costs                        445,321        816,032      1,761,055

                                    $    544,049   $  1,158,211   $  1,920,470

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 1999, 1998 and 1997:

                                         1999           1998           1997

 Oil and gas sales                  $  2,688,642   $  1,661,977   $  3,425,395
 Production costs                     (1,214,169)      (929,560)    (1,335,605)
 Depletion, depreciation
 and amortization                       (519,407)      (711,522)      (724,061)

                                         955,066         20,895      1,365,729

 Imputed income tax provision           (104,000)            --             --

                                    $    851,066   $     20,895   $  1,365,729



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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 1998, than at December 31, 1999 or 1997.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 1999, 1998 and 1997:

                       1999                  1998                  1997
                  Oil        Gas        Oil        Gas        Oil        Gas
                 (bbl)      (mcf)      (bbl)      (mcf)      (bbl)      (mcf)
Proved reserves,
 beginning of
 year          1,286,000   234,000   2,387,000   253,000   2,154,000   261,000

 Purchases of
  reserves-in-
  place               --        --      78,000        --       1,000        --

 Sales of reserves
  -in-place           --        --          --        --     (25,000)       --

 Extensions and
  discoveries         --        --          --        --     201,000     1,000

 Improved
  recovery        44,000        --     124,000        --     350,000        --

 Revisions of
  previous
  estimates    1,418,000    31,000  (1,130,000)  (10,000)    (83,000)    1,000

 Production     (182,000)   (8,000)   (173,000)   (9,000)   (211,000)  (10,000)

Proved reserves,
 end of year   2,566,000   257,000   1,286,000   234,000   2,387,000   253,000



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES


Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                                Oil               Gas
                               (bbl)             (mcf)

               1999          2,566,000          257,000

               1998          1,286,000          234,000

               1997          1,640,000          253,000


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

As shown on the next page, the future cash inflows as of December 31, 1998, were significantly lower than at December 31, 1999 or 1997. This is primarily due to the low oil price in effect on December 31, 1998.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues or future net cash flows to be derived from those reserves nor their present worth.



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 1999, 1998 and 1997:

                                         1999           1998           1997

Future cash inflows                 $ 55,686,000   $ 11,274,000   $ 33,521,000
Future production costs              (19,665,000)    (6,141,000)   (13,602,000)
Future development costs              (3,738,000)      (242,000)    (3,495,000)
Future income tax expense             (8,449,000)      (241,000)    (5,318,000)

 Future net cash flows                23,834,000      4,650,000     11,106,000

Less effect of a 10%
 discount factor                     (10,106,000)    (1,814,000)    (4,587,000)

 Standardized measure of
  discounted future net
  cash flows relating to
  proved reserves                   $ 13,728,000   $  2,836,000   $  6,519,000

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 1999, 1998 and 1997:

                                         1999           1998           1997
Standardized measure, beginning
 of year                            $  2,836,000   $  6,519,000   $ 11,446,000

 Sales of oil and gas produced,
  net of production costs             (1,474,000)      (732,000)    (2,090,000)

 Net changes in prices and
  production costs                     7,219,000     (6,032,000)    (6,612,000)

 Purchases of reserves-in-place               --        134,000          1,000

 Sales of reserves-in-place                   --             --       (120,000)

 Extensions, discoveries and other
  additions, less related costs          351,000        295,000      2,654,000

 Revisions of previous quantity
  estimates and other                 11,321,000     (2,673,000)      (713,000)

 Development costs incurred during
  the year and changes in
  estimated future development
  costs                               (2,006,000)     1,904,000     (1,011,000)

 Accretion of discount                   200,000        447,000      1,595,000

 Net change in income taxes           (4,719,000)     2,974,000      1,369,000

Standardized measure, end of year   $ 13,728,000   $  2,836,000   $  6,519,000



                                  Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC. (the "Registrant")

Dated:  March 24, 2000                 /s/ J. P. Vickers
                                       J. P. Vickers, President

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

Signatures                       Title                               Date

/s/ J. P. Vickers                President (principal executive     3/24/00
J. P. Vickers                    officer and principal financial
                                 officer) and Director

/s/ Cathy Kruse                  Secretary/Treasurer                3/24/00
Cathy Kruse                      and Director

/s/ Dennis Hoffelt               Director                           3/24/00
Dennis Hoffelt

/s/ Paul A. Krile                Director                           3/24/00
Paul A. Krile

/s/ Duane Ashley                 Director                           3/24/00
Duane Ashley



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)

                           E X H I B I T   I N D E X
                                      FOR
                        Form 10-K for 1999 fiscal year.


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

    10.1  Secured Form Loan and Revolving Credit Agreement
          dated April 29, 1993, by and between GeoResources,
          Inc. and Norwest Bank Billings, incorporated by
          reference to Exhibit 10.1 of the Registrant's Form
          10-Q for fiscal quarter ended June 30, 1993                *

    10.2  Mortgage, Security Agreement, Assignment of Production
          and Financing Statement dated April 29, 1993, by
          and between GeoResources, Inc., as Mortgagor and
          Norwest Bank Billings, as Mortgagee, incorporated
          by reference to Exhibit 10.2 of the Registrant's
          Form 10-Q for fiscal quarter ended June 30, 1993           *

    10.3  The Registrant's 1993 Employees' Incentive Stock
          Option Plan, incorporated by reference as Exhibit
          A to the Registrant's definitive Proxy Statement
          dated May 5, 1993                                          *

    10.4  Amended and Restated Secured Term Loan and Revolving
          Credit Agreement made as of September 1, 1995, by
          and between GeoResources, Inc. and Norwest Bank Montana    *

    10.5  First Amendment of Mortgage, Security Agreement,
          Assignment of Production and Financing Statement
          and Mortgage - Collateral Real Estate Mortgage
          dated September 1, 1995, by and between GeoResources,
          Inc. and Norwest Bank Montana                              *

    10.6  Commercial Installment Note with addendum dated
          February 1, 1997, by and between GeoResources, Inc.
          and Norwest Bank Billings, incorporated by reference
          to Exhibit 10.13 of Registrant's Form 10-K for fiscal
          year ended December 31, 1997                               *

    10.7  Purchase Agreement for Volumetric Production Payment
          dated as of December 3, 1997, by and between
          GeoResources, Inc. and Koch Producer Services, Inc.
          and all related documents.                                 *

    10.8  Amended and Restated Secured Term Loan and Revolving
          Credit Agreement made as of December 5, 1997, by and
          between GeoResources, Inc. and Norwest Bank Montana,
          and all related documents.                                 *

    10.9  Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of
          Constance P. Ryan, and as a single man, Susan Ryan,
          Joseph W. Ryan and Charlotte Friis as Lessors, and
          GeoResources, Inc. as Lessee and all related documents     *

    10.10 License Agreement dated January 22, 1999, by and
          between GeoResources, Inc. and Silverado Landscape
          Materials, and all related documents                       *

    27    Financial Data Schedule