Form 10-Q
period 2000-03-31
GEORESOURCES INC
filed 2000-05-10
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Quarter ended March 31, 2000.

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


          Class                                  Outstanding at April 27, 2000
      Common Stock                                      3,967,352 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                    INDEX



                                                                        PAGE
                                                                       NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets                                          3
        (March 31, 2000 and December 31, 1999)

     Consolidated Statements of Operations                                4
        (Three months ended March 31, 2000 and 1999)

     Consolidated Statements of Cash Flows                                5
        (Three months ended March 31, 2000 and 1999)

     Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

  Item 3. Quantitative and Qualitative Disclosure about Market Risks     10


PART II. OTHER INFORMATION                                               10


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                March 31,
                                                  2000        December 31,
                                               (unaudited)        1999
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    517,937    $    423,361
  Trade receivables, net                         1,063,319         991,153
  Inventories                                      301,665         297,029
  Prepaid expenses                                  14,428          17,363

          Total current assets                   1,897,349       1,728,906

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 19,787,685      19,664,222
     Properties not subject to amortization        145,610         143,413
  Leonardite plant and equipment                 3,222,675       3,206,217
  Other                                            721,625         709,443

                                                23,877,595      23,723,295
  Less accumulated depreciation, depletion
   amortization and impairment                 (18,433,302)    (18,271,169)

          Net property, plant and equipment      5,444,293       5,452,126

OTHER ASSETS:
  Mortgage loans receivable, related party         103,321         103,321
  Other                                             43,921          44,487

          Total other assets                       147,242         147,808

TOTAL ASSETS                                  $  7,488,884    $  7,328,840

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    620,576    $    747,557
  Current maturities of long-term debt             264,688         175,000
  Accrued expenses                                 139,209         167,800

          Total current liabilities              1,024,473       1,090,357

LONG-TERM DEBT, less current maturities          1,476,572       1,610,008
DEFERRED INCOME TAXES                              200,000         166,000

          Total liabilities                      2,701,045       2,866,365
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,990,352
   and 4,005,352 shares, at March 31,
   2000 and December 31, 1999                       39,904          40,054
  Additional paid-in capital                       759,001         776,259
  Retained earnings                              3,988,934       3,646,162

          Total stockholders' equity             4,787,839       4,462,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  7,488,884    $  7,328,840

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                  2000            1999

OPERATING REVENUES:
  Oil and gas sales                           $  1,114,298    $    333,722
  Leonardite sales                                 126,920          95,133

                                                 1,241,218         428,855


OPERATING COSTS AND EXPENSES:
  Oil and gas production                           433,667         199,230
  Cost of leonardite sold                          136,173         125,396
  Depreciation and depletion                       162,132         145,367
  Selling, general and administrative              100,813          72,247

                                                   832,785         542,240

          Operating income (loss)                  408,433        (113,385)


OTHER INCOME (EXPENSE):
  Interest expense                                 (41,457)        (40,534)
  Interest income                                    4,471           3,048
  Other income, net                                  5,325           7,825

                                                   (31,661)        (29,661)

          Income (loss) before income taxes        376,772        (143,046)


  Income tax (expense) benefit                     (34,000)         10,000

          Net income (loss)                   $    342,772    $   (133,046)

EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted                  $        .09    $       (.03)

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months Ended
                                                       March 31,
                                                  2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    342,772    $   (133,046)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and depletion                    162,132         145,367
     Deferred income taxes (benefit)                34,000         (10,000)
     Other                                             566            (610)
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           (72,166)         65,031
       Inventories                                  (4,636)         28,607
       Prepaid expenses and other                    2,935            (918)
       Investments                                      --        (106,975)
      Increase (decrease) in:
       Accounts payable                            (24,480)        108,707
       Accrued expenses                            (28,591)         (8,897)

          Net cash provided by
           operating activities                    412,532          87,266

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (256,800)        (50,614)

          Net cash used in investing activities   (256,800)        (50,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --         100,000
  Principal payments on long-term debt             (43,748)        (91,749)
  Purchase of treasury stock                       (17,408)             --

          Net cash provided by (used in)
           financing activities                    (61,156)          8,251

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     94,576          44,903

CASH AND EQUIVALENTS, beginning of period          423,361          40,673

CASH AND EQUIVALENTS, end of period           $    517,937    $     85,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     41,457    $     40,534
     Income taxes                                       --              50

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

     The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

3. We assess performance and allocate resources based upon our products and the nature of our production processes, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization, are not allocated to our operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting.

     Presented below are our identifiable net assets as of March 31, 2000 and December 31, 1999:

                                                  2000            1999

           Oil and gas                        $  5,000,114    $  4,894,495
           Leonardite                            1,369,854       1,417,100
           General corporate activities          1,118,916       1,017,245

                                              $  7,488,884    $  7,328,840

     Presented below is information concerning our operating segments for the quarters ended March 31, 2000 and 1999:

                                                  2000            1999
          Revenue:
           Oil and gas                        $  1,114,298    $    333,722
           Leonardite                              126,920          95,133

                                              $  1,241,218    $    428,855

          Income (loss) before income taxes:
           Oil and gas                        $    548,293    $     18,354
           Leonardite                              (38,902)        (59,355)
           General corporate activities           (100,958)        (72,384)
           Other income and expenses               (31,661)        (29,661)

                                              $    376,772    $   (143,046)


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

       The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.

       We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months Ended March 31, 2000, compared to
                        Three Months Ended March 31, 1999

       Information concerning our oil and gas operations for the three months ended March 31, 2000, is set forth in the table below:

                            Oil and Gas Operations

                                                          Percent Increase
                                   Three Months Ended      (Decrease) from
                                     March 31, 2000          1999 Period

Oil and gas production
 sold (BOE)                                 43,566               12%

Average price per BOE                 $      25.58              198%

Oil and gas revenue                   $  1,114,298              234%

Production costs                      $    433,667              118%

Average production cost               $       9.95               94%
 per BOE


       Oil and gas production sold during the first quarter 2000 increased by 4,700 barrels of oil equivalent (BOE) or 12% compared to the same quarter ended March 31, 1999. This increase in the volume of oil sold was due to having essentially all of our wells in production during the first quarter 2000 compared to having about 35 marginal wells "shut in" during the first quarter 1999. In the first quarter of 1999, we had marginal wells shut-in in order to control production costs in the face of drastically lower oil prices that existed in that period.

       Oil and gas revenue increased $781,000 or 234%. The revenue increase was due primarily to a $16.99 increase or 198% in the average oil price from $8.59 in the first quarter 1999 to $25.58 in the first quarter 2000. Revenue was further enhanced by the 12% higher volume of oil sold.

       Oil and gas production costs increased $234,000 or 118% due to several factors. The first of these is the costs associated with operating the 35 additional wells, as discussed above. In addition, our production costs are stated through the point of sale and therefore include production taxes which increased proportionately with revenue. Lastly, as oil prices, and hence cash flow, continued to increase, we dedicated more funds and efforts to repairs and maintenance of existing wells and facilities. Due to the foregoing factors, production costs on a per-equivalent-barrel basis for the first quarter of 2000 increased $4.82 or 94% to $9.95 from $5.13 for the first quarter 1999.

       Readers should be advised that the revenue and cost comparisons between the first quarter 2000 to the first quarter 1999 are significantly skewed due to diametrically opposed oil price environments. The 1999 period was one of the lowest quarterly oil prices in many years, and the 2000 period was the highest. We do not believe either quarter represents a stable mid-point, but does show the significant impact that widely fluctuating oil prices has on our operations and financial performance.


       Information concerning our leonardite operations for the three months ended March 31, 2000, is set forth in the table below:

                             Leonardite Operations

                                                          Percent Increase
                                   Three Months Ended      (Decrease) from
                                     March 31, 2000          1999 Period

Leonardite production
 sold (tons)                                 1,516               29%

Average revenue per ton               $      83.72                4%

Leonardite revenue                    $    126,920               33%

Cost of leonardite sold               $    136,173                9%

Average production cost               $      89.82              (16%)
 per ton

       Leonardite revenues increased $32,000 or 33% due to a 337 ton or 29% increase in the number of tons sold and a 4% increase in average revenue per ton. The higher demand for our leonardite products, we believe, is the result of a gradual return in drilling activity compared to the historically low levels of oil and gas drilling that existed in the first quarter of 1999. The 4% increase in average revenue per ton was within the normal range for sales of mostly basic products, which have lower selling prices and processing costs. Cost of leonardite sold increased $11,000 or 9% due to the 29% increase in production; however, costs did not increase as much as production, because the fixed costs remained relatively equal between the first quarter 2000 and 1999. Average production costs per ton decreased $16.54 or 16% due to there being little effect of higher production volumes on the fixed costs as described above. Although leonardite operations did not quite cash flow in the first quarter 2000, they were substantially closer than last year's levels and we believe as domestic drilling increases in response to higher oil prices, leonardite operations should reach positive cash flow levels.

                             Consolidated Analysis

       Total operating revenue increased $812,000 or 189% due principally to the increase in the oil prices, previously discussed. Total operating expenses increased $291,000 or 54% primarily because of the increased oil and gas expenses discussed above. As a result of higher revenues, we achieved operating income of $408,000 compared to operating loss of $113,000 for the same period in 1999. After provisions for non-operating expenses and income taxes, we achieved a net income for the first quarter 2000 of $343,000 or $.09 per share compared to the first quarter 1999 net loss of $133,000 or $.03 per share.

                        Liquidity and Capital Resources

       At March 31, 2000, we had working capital of $873,000 compared to working capital of $639,000 at December 31, 1999. Our current ratio was
1.85 to 1 at March 31, 2000, compared to 1.59 to 1 at year-end 1999.

       Net cash provided by operating activities was $413,000 for the quarter ended March 31, 2000, compared to $87,000 for the same period in 1999. Cash was utilized to make payments of $257,000 for additions to property, plant and equipment, $44,000 for payment on long-term debt and $17,000 for stock repurchases.

       We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing $3,000,000 line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


      ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

       Because we qualify as a small business issuer, disclosure regarding this item is not required.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

       On May 12, 1989, we filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce us into modifying the contract. The defendants answered the complaint on June 1, 1989. Afterwards, no further materials were filed with the court, but we believed that the case remained pending. We contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, we contacted the court in September 1996 and were informed by the court that the case had been dismissed in 1991. On January 15, 1997, we refiled our action against MDU Resources Group, Inc. We cannot predict the outcome of this action, although we intend to pursue its available remedies.

       Other than the foregoing legal proceeding, we are not a party, nor is any of our property subject to, any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


Item 6. Exhibits and Reports on Form 8-K.

       (a) We incorporate, by reference, our exhibits listed in Item 14(c) of our Annual Report on Form 10K for the fiscal year ended December 31, 1999. A financial data schedule (Exhibit 27 is attached hereto.)

       (b) No reports on Form 8-K were filed by us during our fiscal quarter ended March 31, 2000.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEORESOURCES, INC.


May 10, 2000


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer