Form 10-Q
period 2000-06-30
GEORESOURCES INC
filed 2000-08-11
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the Quarter ended June 30, 2000.

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


         Class                                Outstanding at July 28, 2000
      Common Stock                                  3,961,352 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX



                                                                         PAGE
                                                                        NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                           3
        (June 30, 2000 and December 31, 1999)

     Consolidated Statements of Operations                                 4
        (Three months ended June 30, 2000 and 1999
         and six months ended June 30, 2000 and 1999)

     Consolidated Statements of Cash Flows                                 5
        (Six months ended June 30, 2000 and 1999)

     Notes to Consolidated Financial Statements                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7

  Item 3.  Quantitative and Qualitative Disclosure about Market Risks     12


PART II.  OTHER INFORMATION                                               12


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                June 30,      December 31,
                                                  2000            1999
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    594,754    $    423,361
  Trade receivables, net                           974,242         991,153
  Inventories                                      310,172         297,029
  Prepaid expenses                                  12,707          17,257
  Investments                                          106             106

          Total current assets                   1,891,981       1,728,906

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 19,915,997      19,664,222
     Properties not subject to amortization         77,782         143,413
  Leonardite plant and equipment                 3,222,675       3,206,217
  Other                                            733,813         709,443

                                                23,950,267      23,723,295
  Less accumulated depreciation, depletion,
   amortization and impairment                 (18,589,534)    (18,271,169)

          Net property, plant and equipment      5,360,733       5,452,126

OTHER ASSETS:
  Mortgage loan receivable, related party          103,321         103,321
  Other                                             43,362          44,487

          Total other assets                       146,683         147,808

TOTAL ASSETS                                  $  7,399,397    $  7,328,840

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    490,600    $    747,557
  Current maturities of long-term debt             179,375         175,000
  Accrued expenses                                 164,096         167,800

          Total current liabilities                834,071       1,090,357

LONG-TERM DEBT, less current maturities          1,255,625       1,610,008
DEFERRED INCOME TAXES                              222,000         166,000

          Total liabilities                      2,311,696       2,866,365

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,964,152
   and 4,005,352 shares, respectively               39,642          40,054
  Additional paid-in capital                       721,860         776,259
  Retained earnings                              4,326,199       3,646,162

          Total stockholders' equity             5,087,701       4,462,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  7,399,397    $  7,328,840

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2000         1999         2000         1999

OPERATING REVENUES:
  Oil and gas sales          $ 1,011,032  $   599,881  $ 2,125,330  $   933,603
  Leonardite sales               191,725      158,888      318,645      254,021

                               1,202,757      758,769    2,443,975    1,187,624


OPERATING COSTS AND EXPENSES:
  Oil and gas production         386,500      278,139      820,167      477,369
  Cost of leonardite sold        144,090      116,091      280,263      241,487
  Depreciation and depletion     156,232      142,558      318,364      287,925
  Selling, general and
   administrative                114,429       77,812      215,242      150,059

                                 801,251      614,600    1,634,036    1,156,840

          Operating income       401,506      144,169      809,939       30,784


OTHER INCOME (EXPENSE):
  Interest expense               (42,931)     (41,870)     (84,388)     (82,404)
  Interest income                  8,165        4,521       12,636        7,569
  Other income, net                4,525        6,841        9,850       14,666

                                 (30,241)     (30,508)     (61,902)     (60,169)

          Income (loss) before
           income taxes          371,265      113,661      748,037      (29,385)


  Income tax expense             (34,000)     (10,000)     (68,000)          --

          Net income (loss)  $   337,265  $   103,661  $   680,037  $   (29,385)


EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted $       .08  $       .03  $       .17  $      (.01)

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                  2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    680,037    $    (29,385)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and depletion                    318,364         287,925
Deferred income taxes                               56,000              --
     Other                                           1,125           1,130
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                            16,911         (97,407)
       Inventories                                 (13,143)         87,388
       Prepaid expenses and other                    4,550          (1,016)
       Investments                                      --         (54,855)
Increase (decrease) in:
       Accounts payable                           (248,417)        157,504
       Accrued expenses                             (3,704)           (891)

          Net cash provided by
           operating activities                    811,723         350,393

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (235,511)        (82,698)

          Net cash used in investing activities   (235,511)        (82,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --         160,000
  Principal payments on long-term debt            (350,008)       (183,498)
  Purchase of stock for retirement                 (54,811)        (42,448)

          Net cash used in financing activities   (404,819)        (65,946)

NET INCREASE IN CASH AND EQUIVALENTS               171,393         201,749

CASH AND EQUIVALENTS, beginning of period          423,361          40,673

CASH AND EQUIVALENTS, end of period           $    594,754    $    242,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     84,388    $     82,404
     Income taxes                                    1,250           1,325

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2000, and the results of operations and cash flows for the three months and six months ended June 30, 2000, and 1999.

     The results of operations for the periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. We assess performance and allocate resources based upon our products and the nature of our production processes which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments, and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to our operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting.

     Presented below are our identifiable net assets as of June 30, 2000, and December 31, 1999:

                                              2000            1999

           Oil and gas                   $  4,860,936    $  4,894,495
           Leonardite                       1,335,738       1,417,100
           General corporate activities     1,202,723       1,017,245

                                         $  7,399,397    $  7,328,840

     Presented below is information concerning our operating segments for the three- and six-month periods ended June 30, 2000, and 1999:

                             Three Months Ended        Six Months Ended
                                  June 30,                  June 30,
                             2000         1999         2000         1999
   Revenue:
     Oil and gas         $ 1,011,032  $   599,881  $ 2,125,330  $   933,603
     Leonardite              191,725      158,888      318,645      254,021

                         $ 1,202,757  $   758,769  $ 2,443,975  $ 1,187,624

   Income (loss) before income taxes:

     Oil and gas         $   498,226  $   208,313  $ 1,046,519  $   226,667
     Leonardite               15,782       11,918      (23,120)     (47,437)
     General corporate
      activities            (112,502)     (76,062)    (213,460)    (148,446)
     Other income and
      expenses               (30,241)     (30,508)     (61,902)     (60,169)

                         $   371,265  $   113,661  $   748,037  $   (29,385)


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

       The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.

       We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months and Six Months Ended June 30,  2000,
                        compared to Three Months and Six Months Ended June 30, 1999

       Information concerning our oil and gas operations for the three months and six months ended June 30, 2000, is set forth in the table below:

                            Oil and Gas Operations

                                        % Increase                  % Increase
                         Three Months   (Decrease)    Six Months    (Decrease)
                             Ended       From 1999       Ended       From 1999
                         June 30, 2000     Period    June 30, 2000     Period

Oil and gas production
 sold (BOE)                    40,224      (19%)           83,790       (5%)

Average price per BOE     $     25.14      108%       $     25.36      141%

Oil and gas revenue       $ 1,011,032       69%       $ 2,125,330      128%

Production costs          $   386,500       39%       $   820,167       72%

Average production cost
 per BOE                  $      9.61       72%       $      9.79       82%


       Oil and gas production sold for the three months ended June 30, 2000, was 9,000 barrels lower or 19% less than it was in the same period in 1999 for two primary reasons. The first is that production sold was at its highest quarterly level during the second quarter 1999 when we were selling oil from lease tank inventory after prices had increased from their lower levels in 1999. Second, we have not drilled a new well for additional oil production since the Oscar Fossum H4 in the fall of 1997, and the steady normal decline of our wells lowers production over time. During 1998 and 1999, production was maintained with additional oil from acquisitions, and we expect these acquisitions will keep 2000 production in the range of what it had been in the last two years. Production sold for the six months ended June 30, 2000, was 4,800 barrels lower or 5% less than it was in the same period in 1999. We believe the decrease in first half 2000 production sold was much less affected by sales of oil from inventory than was second quarter alone and should better reflect what we expect oil volumes to do during the remainder of the year. The average oil price for the second quarter 2000 advanced to $25.14 per BOE or 108% higher than the same period in 1999. Stable high prices this year brought the 2000 first half average oil price up to $25.36 or 141% higher than it was in the same period in 1999.

       Oil and gas revenue increased $411,000 or 69% for the three months ended June 30, 2000, compared to the same period in 1999. This increase was due to the 108% higher average price per BOE, and in spite of the 19% lower volumes sold, previously discussed. Oil and gas revenue for the six months ended June 30, 2000, increased $1,192,000 or 128% compared to the same period in 1999. This increase was also due to the higher oil price and the nearly stable volume sold in the first half 2000 compared to that same period in 1999. The fluctuation in oil prices for the three- and six-month periods ended June 30, 2000, resulted from steadily increasing world oil prices throughout all of 1999 that reached relatively stable high levels of about $30 per barrel on the NYMEX (New York Mercantile Exchange) during the entire first half of 2000. We expect our average oil price for the rest of 2000 could easily decline somewhat from first half 2000 levels but do not believe any moderate change in prices would have a large negative impact on our operations or financial condition.

       Production costs for the three months ended June 30, 2000, increased $108,000 or 39% compared to the same period in 1999 due largely to production taxes which increase proportionately with the oil selling price and due to our desire to dedicate more funds to repairs and maintenance of existing wells and facilities while oil prices remained high. Production costs for the 2000 six-month period increased $342,000 or 72% over the same period in 1999 for the same two reasons the three-month period costs were higher, but they increased to a greater extent because first quarter 2000 production costs were even higher due to the additional factor or having significantly more wells producing in first quarter 2000 compared to first quarter 1999. Production costs expressed on a per equivalent barrel basis for the three-and six-month periods were 72% and 82% higher, respectively, due to the production costs factors discussed above.

       Readers should be advised that the revenue and cost comparisons existing in the second quarter and first half of 2000 compared to the same two periods in 1999 are significantly skewed due to radically opposed oil price environments. During the 1999 periods, oil prices were relatively low compared to those in recent years and the 2000 periods had oil prices higher than have been typical for many years. These results demonstrate the significant impact that widely fluctuating oil prices have on our operations.

       Through June 30, 2000, we have not initiated any drilling for the year; however, we did acquire two additional productive properties both effective June 1, 2000, in two separate transactions. We continue to evaluate both further acquisitions and the drilling of new wells to increase reserves and production. During the second quarter 2000, we also maintained water injection into our South Starbuck Madison Unit (SSMU), which is a secondary recovery waterflood designed to increase production from one of the fields we acquired in 1998. No increased oil production has resulted from this project yet, but our expectation is that we could see that start by the end of this year.


Information concerning our leonardite operations for the three months and six months ended June 30, 2000, is set forth in the table below:


                             Leonardite Operations

                                        % Increase                  % Increase
                         Three Months   (Decrease)    Six Months    (Decrease)
                             Ended       From 1999       Ended       From 1999
                         June 30, 2000     Period    June 30, 2000     Period

Leonardite production
 sold (tons)                    2,164       21%             3,680       24%

Average revenue per ton   $     88.60       --        $     86.59        1%

Leonardite revenue        $   191,725       21%       $   318,645       25%

Cost of leonardite sold   $   144,090       24%       $   280,263       16%

Average production cost
 per ton                  $     66.59        3%       $     76.16       (6%)


       Leonardite production sold increased 371 tons or 21% and 708 tons or 24%, respectively, for the three- and six-month periods ended June 30, 2000, compared to the equivalent periods in 1999. We believe these increases are due to increased product demand associated with rigs drilling in the gulf coast area.

       Leonardite revenue increased $33,000 or 21% and $65,000 or 25%, respectively, for the three- and six-month periods ended June 30, 2000. These increases are due to the higher sales discussed above. Revenue per ton for the three- and six- month periods ended June 30, 2000, were essentially stable with the same periods in 1999.

       Cost of leonardite sold increased $28,000 or 24% and $39,000 or 16% for the three- and six-month periods, respectively. Most of the cost increases were related to the higher volume of leonardite sold in both periods. Inventory levels were also reduced due to the increased demand. Average per ton production costs for the three months ended June 30, 2000, increased $2 per ton or 3%. Average per ton production costs for the six months ended June 30, 2000, decreased $5 per ton or 6%, due to the effects of fixed costs on higher sales levels.


                             Consolidated Analysis

        Total operating revenues increased $444,000 or 59% and $1,256,000 or 106% for the three- and six-month periods ended June 30, 2000, compared to the same periods in 1999. This increase was due to higher oil prices, previously discussed. Total operating expenses increased $187,000 or 30% and $477,000 or 41% for the three- and six-month periods of 2000, respectively, compared to the same periods in 1999. These increases were primarily due to increased oil and gas expenses discussed above. Operating income increased to $402,000 and $810,000, respectively, for the three- and six-month periods ended June 30, 2000, compared to an operating income of $144,000 and $31,000 for the same periods in 1999.

        After provisions for the non-operating expenses and income taxes, the result of consolidated operations yielded a net income of $337,000 or $.08 per share and $680,000 or $.17 per share for the three- and six-month periods ended June 30, 2000, compared to a net income of $104,000 or $.03 per share and a net loss of $29,000 or $.01 per share for the same periods in 1999.


                        Liquidity and Capital Resources

       At June 30, 2000, we had working capital of $1,058,000 compared to working capital of $639,000 at December 31, 1999. Our current ratio was
2.27 to 1 at June 30, 2000, compared to 1.59 to 1 at year-end 1999.

       Net cash provided by operating activities was $812,000 for the six months ended June 30, 2000, compared to $350,000 for the same period in 1999. Cash was utilized to make payments of $236,000 for additions to property, plant and equipment, $350,000 for payments on long-term debt and $55,000 for stock repurchases. The $350,000 payment on long-term debt included a prepayment of $263,000 to payoff our 1995 oil and gas loan.

       We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


      ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

       Because we qualify as a small business issuer, disclosure regarding this item is not required.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

       On May 12, 1989, we filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce us into modifying the contract. The defendants answered the Complaint on June 1, 1989. Afterward, no further materials were filed with the court, but we believed that the case remained pending. We contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, we contacted the court in September 1996 and were informed by the court that the case had been dismissed in 1991. On January 15, 1997, we refiled our action against MDU Resources Group, Inc. We cannot predict the outcome of this action, although we intend to pursue its available remedies.

       Other than the foregoing legal proceeding, we are not a party, nor is any of our property subject to, any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


Item 2. Changes in Securities

       None.


Item 3. Defaults upon Senior Securities

       None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

       Our Annual Meeting was held on June 8, 2000. Directors elected were Duane Ashley, Dennis Hoffelt, Paul Krile, Cathy Kruse, and J. P. Vickers.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K.

       (a) For a list of our exhibits, see Item 14(c) of our Annual Report on Form 10K for the fiscal year ended December 31, 1999, which is specifically incorporated herein by reference. A financial data schedule (Exhibit 27) is attached hereto. All other required exhibits are inapplicable or information required thereby is readily apparent in the Form 10-Q.

       (b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


August 11, 2000


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer