Form 10-Q
period 2000-09-30
GEORESOURCES INC
filed 2000-11-13
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the Quarter ended September 30, 2000.

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____.
                   ________________________________________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at October 30, 2000
      Common Stock                                3,937,702 shares
(par value $.01 per share)


                              GEORESOURCES, INC.
                                     INDEX

                                                                        PAGE
                                                                       NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets                                          3
        (September 30, 2000 and December 31, 1999)

     Consolidated Statements of Operations                                4
        (Three months ended September 30, 2000 and 1999
         and nine months ended September 30, 2000 and 1999)

     Consolidated Statements of Cash Flows                                5
        (Nine months ended September 30, 2000 and 1999)

     Notes to Consolidated Financial Statements                           6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

  Item 3. Quantitative and Qualitative Disclosure about Market Risks     11


PART II.  OTHER INFORMATION                                              11


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                             September 30,   December 31,
                                                 2000            1999
ASSETS
CURRENT ASSETS:
  Cash and equivalents                       $    341,505    $    423,361
  Trade receivables, net                        1,074,604         991,153
  Inventories                                     289,015         297,029
  Prepaid expenses                                 24,832          17,257
  Investments                                         106             106

          Total current assets                  1,730,062       1,728,906

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                20,239,290      19,664,222
     Properties not subject to amortization        80,565         143,413
  Leonardite plant and equipment                3,242,105       3,206,217
  Other                                           734,879         709,443

                                               24,296,839      23,723,295
  Less accumulated depreciation, depletion,
   amortization and impairment                (18,775,173)    (18,271,169)

          Net property, plant and equipment     5,521,666       5,452,126

OTHER ASSETS:
  Mortgage loan receivable, related party         103,321         103,321
  Other                                            42,791          44,487

          Total other assets                      146,112         147,808

TOTAL ASSETS                                 $  7,397,840    $  7,328,840

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    515,467    $    747,557
  Current maturities of long-term debt            168,750         175,000
  Accrued expenses                                208,636         167,800

          Total current liabilities               892,853       1,090,357

LONG-TERM DEBT, less current maturities           731,250       1,610,008
DEFERRED INCOME TAXES                             251,000         166,000

          Total liabilities                     1,875,103       2,866,365

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,937,702
   and 4,005,2352 shares, respectively             39,377          40,054
  Additional paid-in capital                      672,665         776,259
  Retained earnings                             4,810,695       3,646,162

          Total stockholders' equity            5,522,737       4,462,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  7,397,840    $  7,328,840

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                2000         1999         2000         1999

OPERATING REVENUES:
  Oil and gas sales          $ 1,247,542  $   796,768  $ 3,372,872  $ 1,730,371
  Leonardite sales               162,350      207,639      480,995      461,660

                               1,409,892    1,004,407    3,853,867    2,192,031


OPERATING COSTS AND EXPENSES:
  Oil and gas production         437,549      315,960    1,257,716      793,329
  Cost of leonardite sold        138,259      138,810      418,522      380,297
  Depreciation and depletion     185,640      166,932      504,004      454,857
  Selling, general
   and administrative             88,820       54,771      304,062      204,830

                                 850,268      676,473    2,484,304    1,833,313

          Operating income       559,624      327,934    1,369,563      358,718


OTHER INCOME (EXPENSE):
  Interest expense               (37,955)     (41,829)    (122,343)    (124,233)
  Interest income                  6,502        3,459       19,138       11,028
  Other income, net                5,325        6,305       15,175       20,971

                                 (26,128)     (32,065)     (88,030)     (92,234)

          Income before
           income taxes          533,496      295,869    1,281,533      266,484


  Income tax expense              49,000       25,000      117,000       25,000

          Net income         $   484,496  $   270,869  $ 1,164,533  $   241,484


EARNINGS PER SHARE:

          Net income, basic
           and diluted       $       .12  $       .07  $       .29  $       .06

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                 2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  1,164,533    $    241,484
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                   504,004         454,857
     Deferred income taxes                         85,000          25,000
     Other                                          1,696           1,694
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          (83,451)       (254,243)
       Inventories                                  8,014         105,445
       Prepaid expenses and other                  (7,575)         (3,598)
       Investments                                     --         (24,256)
      Increase (decrease) in:
       Accounts payable                          (334,074)        122,165
       Accrued expenses                            40,836          (4,294)

           Net cash provided by
            operating activities                1,378,983         664,254

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment     (471,560)       (189,228)

          Net cash used in investing activities  (471,560)       (189,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                   --         160,000
  Principal payments on long-term debt           (885,008)       (272,247)
  Purchase of stock for retirement               (104,271)        (62,647)

          Net cash used in financing activities  (989,279)       (174,894)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (81,856)        300,132

CASH AND EQUIVALENTS, beginning of period         423,361          40,673

CASH AND EQUIVALENTS, end of period          $    341,505    $    340,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                $    122,343    $    124,233
     Income taxes                                   1,320           1,395

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2000, and the results of operations and cash flows for the three months and nine months ended September 30, 2000, and 1999.

     The results of operations for the periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Presented below are our identifiable net assets as of September 30, 2000, and December 31, 1999:

                                              2000             1999

           Oil and gas                    $  5,092,533     $  4,894,495
           Leonardite                        1,358,528        1,417,100
           General corporate activities        946,779        1,017,245

                                          $  7,397,840     $  7,328,840

     Presented below is information concerning our operating segments for the three- and nine-month periods ended September 30, 2000, and 1999:

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                2000         1999         2000         1999
   Revenue:
     Oil and gas             $ 1,247,542  $   796,768  $ 3,372,872  $ 1,730,371
     Leonardite                  162,350      207,639      480,995      461,660

                             $ 1,409,892  $ 1,004,407  $ 3,853,867  $ 2,192,031

   Income (loss) before income taxes:
     Oil and gas             $   655,233  $   343,041  $ 1,701,752  $   569,708
     Leonardite                   (5,983)      36,225      (29,103)     (11,212)
     General corporate
      activities                 (89,626)     (51,332)    (303,086)    (199,778)
     Other income and expenses   (26,128)     (32,065)     (88,030)     (92,234)

                             $   533,496  $   295,869  $ 1,281,533  $   266,484


               ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

       This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil, natural gas and leonardite industry, the economy and about us. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

       The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affects commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.

       We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months and Nine Months Ended September 30, 2000, compared to Three Months and Nine Months Ended September 30, 1999.

       Information concerning our oil and gas operations for the three months and nine months ended September 30, 2000, is set forth in the table below:

                            Oil and Gas Operations

                                        % Increase                    % Increase
                         Three Months   (Decrease)     Nine Months    (Decrease)
                             Ended       From 1999        Ended        From 1999
                        Sept. 30, 2000    Period     Sept. 30, 2000     Period

Oil and gas production
 sold (BOE)                    44,967      (5%)            128,757        (5%)

Average price per BOE    $      27.74      64%        $      26.20       105%

Oil and gas revenue      $  1,247,542      57%        $  3,372,872        95%

Production costs         $    437,549      38%        $  1,257,716        59%

Average production cost
 per BOE                 $       9.73      45%        $       9.77        67%


       Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), declined 2,136 BOE or 5% and 6,889 BOE, also 5%, for the three- and nine-month periods ended September 30, 2000, compared to the same periods in 1999. These relatively consistent changes in the two periods between 1999 and 2000 reflect the higher sales of the second quarter of 1999 now being absorbed and compared with more quarters in 2000 that we believe more closely follow the normal declines of our wells. As we said in the second quarter 2000, we believe these moderately reduced production levels are a reasonable expectation for the balance of 2000. Production increases have not been a major focus or goal in 2000 as we have concentrated on making substantial improvements to our balance sheet by paying down debt. The average oil price for the third quarter advanced to $27.74, increasing $10.82 or 64% above the same period in 1999. The nine-month period price increased to $26.20, a gain of $13.44 or a 105% increase, which reflects the much lower prices that still existed in first quarter 1999.

       Oil and gas revenue increases for the three- and nine-month periods ended September 30, 2000, followed closely the substantial oil price increases and small production declines discussed above, leading the Company to the highest quarterly and nine months oil and gas revenues it has ever had in its 30 year history as a public company.

       Oil and gas production costs increased $122,000 or 38% and $464,000 or 59% for the three- and nine-month periods of 2000, respectively, when compared to the same periods in 1999. The increase in the three-month period was primarily due to substantially higher state production taxes that are a fixed percentage of oil and gas revenue, coupled with higher repair maintenance and workover costs as we aggressively endeavor to maintain production of existing wells. The increase in the year 2000 nine-month period was also impacted by these same costs, but to even a greater percentage, due to the inclusion of first quarter 1999 that had substantially lower costs, mitigating those for that year. Production costs expressed on a per equivalent barrel basis were 45% higher for the three-month period and 67% higher for the nine-month period of 2000 when compared to the same periods in 1999. These increases basically reflect the same higher costs discussed above.

       Information concerning our leonardite operations for the three months and nine months ended September 30, 2000, is set forth in the table below:

                            Leonardite Operations

                                        % Increase                    % Increase
                         Three Months   (Decrease)     Nine Months    (Decrease)
                             Ended       From 1999        Ended        From 1999
                        Sept. 30, 2000    Period     Sept. 30, 2000     Period

Leonardite production
 sold (tons)                    1,823     (26%)              5,503         1%

Average revenue per ton  $      89.06       5%        $      87.41         3%

Leonardite revenue       $    162,350     (22%)       $    480,995         4%

Cost of leonardite sold  $    138,259      (1%)       $    418,522        10%

Average production cost
 per ton                 $      75.84      34%        $      76.05         9%

        Leonardite production sold decreased 632 tons or 26% and increased 76 tons or 1%, respectively, for the three- and nine-month periods ended September 30, 2000, compared to the equivalent periods in 1999. During the 2000 third quarter, a merger of one of our customers reduced its purchases for a time but it has since resumed its normal level of leonardite purchases. We believe the demand for the product remains the same; however, railcar shortages in the 2000 third quarter also delayed our ability to ship all of the orders placed during that quarter. That situation has improved since the end of the quarter, too.

        Leonardite revenue decreased $45,000 or 22% and increased $19,000 or 4%, respectively, for the three- and nine-month periods ended September 30, 2000, compared to the same period in 1999. The change in revenue in the three-month period was primarily due to the reasons set forth above. Average revenue per ton for the three months ended September 30, 2000, was up 5% and up 3% for the nine-month period. This was due to the slight increase in special product sales during the third quarter, where we enjoy a larger profit margin. Our basic product has lower processing costs and selling prices, and the profit margin is lower in order to remain competitive.

        Cost of leonardite sold was lower for the three-month period ended September 30, 2000, and increased for the nine-month period compared to the same periods in 1999. Average per ton production costs increased 34% and 9%, respectively, for the three- and nine-month periods ended September 30, 2000, compared to the same periods in 1999. The nine-month increase is related primarily to the increase in costs and the three-month increase to the lower volume sold and shipped as discussed above.


                            Consolidated Analysis

        Total operating revenues increased $405,000 or 40% and $1,662,000 or 76%, respectively, for the three- and nine-month periods ended September 30, 2000, compared to the same periods in 1999. These increases were due to the higher oil prices previously discussed. Total operating expenses increased $174,000 or 26% and $651,000 or 36% for the three- and nine-month periods of 2000, respectively, compared to the same periods in 1999. These increases were primarily due to increased oil and gas expenses discussed above. Operating income increased to $560,000 and $1,370,000, respectively, for the three- and nine-month periods ended September 30, 2000, compared to an operating income of $328,000 and $359,000 for the same periods in 1999.

        After provisions for the non-operating expenses and income taxes, the result of consolidated operations yielded a net income of $484,000 or $.12 per share and $1,165,000 or $.29 per share for the three- and nine-month periods ended September 30, 2000, compared to a net income of $271,000 or $.07 per share and $241,000 or $.06 per share for the same periods in 1999.


                       Liquidity and Capital Resources

       At September 30, 2000, we had working capital of $837,000 compared to working capital of $639,000 at December 31, 1999. Our current ratio was
1.94 to 1 at September 30, 2000, compared to 1.59 to 1 at year-end 1999.

       Net cash provided by operating activities was $1,379,000 for the nine months ended September 30, 2000, compared to $664,000 for the same period in 1999. Cash was utilized to make payments of $472,000 for additions to property, plant and equipment, $885,000 for payments on long-term debt and $104,000 for stock repurchases. The $885,000 payment for debt reduction consisted of regularly scheduled payments of $87,000, a prepayment of $263,000 to pay off our 1995 Oil and Gas Loan and $535,000 of prepayments on our existing line-of-credit. Our existing line-of-credit expires at year-end 2000, but we have had discussions with our bank and expect to replace it with another line-of-credit with similar terms.
During the remainder of 2000, we may make additional debt prepayments on our existing line-of-credit before it matures into a term loan.

       We believe our cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


      ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

       Because we qualify as a small business issuer, disclosure regarding this item is not required.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
       On May 12, 1989, we filed an action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc., a Delaware corporation, and Williston Basin Interstate Pipeline Company, a Delaware corporation. The Complaint related to, among other things, breaches of a take or pay natural gas contract and attempts by the defendants to coerce us into modifying the contract. The defendants answered the Complaint on June 1, 1989. Afterward, no further materials were filed with the court, but we believed that the case remained pending. We contacted the attorney who filed the action to assess the status and request further prosecution of the case. After several months of inaction regarding the case, we contacted the court in September 1996 and were informed by the court that the case had been dismissed in 1991. On January 15, 1997, we refiled our action against MDU Resources Group, Inc. We cannot predict the outcome of this action, although we intend to pursue available remedies.

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

       (b) No reports on Form 8-K were filed by us during the fiscal quarter ended September 30, 2000.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


November 13, 2000


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer