Form 10-K405
period 2000-12-31
GEORESOURCES INC
filed 2001-03-30
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
__X__ Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2000. _____ Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______ to ______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____
                   ________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__
                   ________________________________________

The aggregate market value of the Common Stock (the only class of voting stock) held by nonaffiliates of the Registrant as of March 1, 2001, was approximately $6,284,565 (based on the closing price of the Registrant's Common Stock on the NASDAQ system on such date.)

Shares  of  $0.01  par value  Common  Stock  outstanding  at  March 1,
2001:  3,884,902
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

          As of December 31, 2000, we had developed oil and gas leases covering approximately 14,932 net acres in Montana and North Dakota, and during 2000 sold an average 457 net equivalent barrels of oil per day from 134 gross (106 net) productive wells located primarily in North Dakota.

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

          In 2000, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity has remained at relatively low levels for the past several years. We have no significant supply contracts with individual customers.


          Status of Products, Services or Industry Segments in Development

          We own 84% of the voting stock of Belmont Natural Resource Company, Inc. (BNRC), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 3,273 gross acres (2,804 net) on a gas prospect in the State of Washington. Activities in 2000 consisted of a small amount of geological field work in an effort to further define the prospect. We do not expect to devote any substantial resources to this project in 2001.

          In addition to our two principal business segments, we own a nonproducing silver property in Arizona. (See Item 2.) We also own a minor amount of geothermal and other mineral rights in Oregon. We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2001.


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


          Major Customers

          In 2000, we sold our crude oil to 23 purchasers. Koch Petroleum Group, L.P. was the major customer, accounting for approximately 72% of our oil and gas revenue in 2000 or approximately 62% of our total operating revenue. Management believes there are other crude oil purchasers to whom we would be able to sell our oil if we lost any of our current customers.

          In 2000, we sold leonardite products to 34 customers. The largest customer in 2000 for leonardite products made purchases totaling 36% of our mining and manufacturing revenue or approximately 5% of our total operating revenue.


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


          Leonardite Products - Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found. Our leonardite products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud. In addition, leonardite deposits are available in other areas within the United States, and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite. In addition, higher natural gas prices have significantly affected our leonardite operations since we are located in a colder climate.


          Environmental Regulations

          All of our operations are generally subject to numerous stringent federal, state and local environmental regulations under various acts including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, and the Resources Conservation and Recovery Act.

          For example, our oil and gas business segment is affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and wastes not directly related to oil and gas production. Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment and a number of others. It is not possible to estimate future environmental compliance costs due in part to the uncertainty of continually changing environmental initiatives. While future environmental cost can be expected to be significant to the entire petroleum industry, we do not believe our costs would be any more of a relative financial burden than those of our peers in the industry and that they will be a cost of doing business that will be recovered in the marketplace.

          Our leonardite mining and processing segment is also subject to an abundant number of federal, state and local environmental regulations, particularly those concerned with air contaminant emission levels of our processing plant and mine permit and reclamation regulations pertaining to surface mining at our leonardite mine. We believe that maintenance of acceptable air contaminant emission levels at our processing plant could become more costly in the future if plant production increases substantially above levels experienced over the past several years. Management believes significantly higher plant utilization would increase emission levels and could make it necessary to replace or upgrade air quality control equipment. Environmental compliance costs that might be required to upgrade air quality control equipment can not be reasonably estimated because future regulatory requirements are unknown.


          Foreign Operations and Export Sales

          We have no production facilities or operations in foreign countries and have no direct export sales. Some of our leonardite products are sold to distributors in the United States who in turn export these products.


          Employees

          At March 15, 2001, the Company employed 14 persons on a full-time basis, including its officers. None of the Company's employees are represented by unions. The Company considers its relationship with its employees to be excellent.


ITEM 2.   PROPERTIES

          Our properties consist of four main categories: Office, oil and gas, leonardite plant and mine, and a nonproducing silver property. Certain of these properties are mortgaged to our bank. See Note E to the Financial Statements for further information.


          Office

          We own an 18,000 square foot office building, which is located on a one-acre lot in Williston, North Dakota. We use about 7,000 square feet of the building and rent the remainder to unaffiliated businesses.


          Oil and Gas Properties

          We own developed oil and gas leases totaling 19,179 gross (14,932 net) acres as of December 31, 2000, plus associated production equipment. We also own a number of undeveloped oil and gas leases. The acreage and other additional information concerning our oil and gas operations are presented in the following tables.


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

                                  Oil & Gas

                                          Average    Average
          Net        Net        Net         Oil        Gas       Average
          Oil        Gas     Oil & Gas     Sales      Sales       Prod.
         Prod.      Prod.      Prod.       Price      Price      Cost Per
Year    (Bbls)      (MCF)      (BOE)*     Per Bbl    Per MCF      BOE**

2000   165,156     10,139     166,846      $26.75     $1.80      $ 9.94
1999   182,356      8,042     183,696      $14.70     $1.10      $ 6.61
1998   173,102      8,491     174,517      $ 9.54     $1.26      $ 5.33

_____________________________
*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


          Gross and Net Productive Wells - As of December 31, 2000, our total gross and net productive wells were as follows:

                                Productive Wells*

         Oil                       Gas                      Total
Gross Wells  Net Wells    Gross Wells  Net Wells    Gross Wells  Net Wells

    108        80.12           26        25.75          134        105.87

_____________________________
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production.


          Gross and Net Developed and Undeveloped Acres - As of December 31, 2000, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*

                    Developed           Undeveloped              Total
                Gross       Net      Gross        Net      Gross        Net

Montana          9,320     7,663     17,137     16,179     26,457     23,842
North Dakota     9,859     7,269     50,081     19,086     59,940     26,355
Washington           0         0      3,273      2,804      3,273      2,804

ALL STATES      19,179    14,932     70,491     38,069     89,670     53,001

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

          Net Exploratory        Net Development      Total Net Productive
Year       Wells Drilled          Wells Drilled       or Dry Wells Drilled
         Productive    Dry      Productive   Dry

2000        0.00       0.00        0.83      0.00             0.83
1999        0.00       0.00        0.00      0.00             0.00
1998        0.00       0.00        0.00      0.00             0.00


          Present Activities - From January 1, 2001, to March 15, 2001, we had no wells in the process of drilling.


          Supply Contracts or Agreements - We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short term contracts customary in division orders and off lease marketing arrangements within the industry.


          Reserve Estimates Filed with Agencies - Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2000, 1999 and 1998 is included as unaudited supplementary information to the Company's Consolidated Financial Statements herein. In 1999, information concerning portions of the Company's estimated proved oil and gas reserves was provided to the U.S. Department of Energy for fiscal 1998.


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

                             Finished           Average
                             Products         Sales Price
               Year           (Tons)            Per Ton

               2000           7,696             $ 87.83
               1999           7,736             $ 84.26
               1998           7,772             $ 92.47

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


          Silver Property

          We own seven patented mining claims and 15 unpatented mining claims in the Tonto National Forest in Pinal County, Arizona. These claims, known as the Reymert Silver Property, have produced silver sporadically since the 1880's. The property's last metal ore production was in 1989 under a lease arrangement. In 1999, we entered into a license agreement with another company to allow commercial rock production from the patented claims. Under the terms of this agreement, we would receive a 10% of gross selling price royalty on all rock products produced and sold from the property. The agreement also provides for a minimum royalty of $250 per month to continue the agreement in effect through its three-year term ending January 15, 2002. In October 2000, we received a notice that the other company desired to terminate the license agreement effective November 1, 2000. Their desire to terminate the agreement was due to the cost of substantial requirements being imposed for road use permits by various governmental agencies. We believe commercial rock production is a viable option for the Reymert Silver Property but have no plans to pursue that ourselves at this time. No metal ore mining activities are presently being conducted on this property. Management has no plans to devote significant financial resources to this property in 2001; however, it continues to investigate other ways to further exploit the property.


ITEM 3.   LEGAL PROCEEDINGS

          We are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us. Our action in Burleigh County District Court, North Dakota, against MDU Resources Group, Inc. for failure to perform on a "take or pay" gas contract was dismissed in 1997 and we determined to discontinue any prosecution of the matter in 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 2000, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.


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

                                                Trade Price
        Calendar                          Lowest          Highest

         2000       1st Quarter           $1.27            $1.88
                    2nd Quarter           $1.46            $1.96
                    3rd Quarter           $1.78            $2.19
                    4th Quarter           $1.95            $2.28

         1999       1st Quarter           $ .56            $ .83
                    2nd Quarter           $ .85            $1.15
                    3rd Quarter           $1.04            $1.25
                    4th Quarter           $1.11            $1.43


          As of March 15, 2001, there were approximately 1,300 holders of record of our Common Stock. We believe that there are also approximately 750 additional beneficial owners of Common Stock held in "street name".

          We have never declared or paid a cash dividend on our Common Stock nor do we anticipate that dividends will be paid in the near future. Further, certain of our financing agreements restrict the payment of cash dividends. See Note E to the Financial Statements for further information.


ITEM 6.   SELECTED FINANCIAL DATA

                   2000         1999         1998         1997         1996
Operating
Revenue        $ 5,112,206  $ 3,340,489  $ 2,380,651  $ 4,189,793  $ 3,806,790

Net Income
(Loss)           1,414,797      481,552   (1,605,218)     766,265      733,726

Net Income
(Loss)
Per Share              .36          .12         (.39)         .19          .18

AT YEAR END:
Total Assets     7,450,286    7,328,840    6,704,724    8,032,328    7,909,965

Long-term
Debt               375,000    1,610,008    1,625,004      666,000      998,097

Current
Maturities         125,000      175,000      316,000      457,097      283,200

Working
Capital            423,897      638,549      111,515       18,240      205,463

Stockholders'
Equity           5,712,655    4,462,475    4,052,114    5,691,597    4,873,927


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


RESULTS OF OPERATIONS


Comparison of 2000 to 1999 Revenue and Gross Margin

          Oil and gas sales were $4,436,000 in 2000 compared to $2,689,000 in 1999, an increase of $1,747,000 or 65%. This increase in revenue was essentially due to an 82% increase in the average value we received for our oil production during 2000. The 2000 average oil price per barrel was $26.75 compared to an average of $14.70 in 1999. We periodically use various New York Mercantile Exchange (NYMEX) crude oil and energy products contracts and options to hedge against the risks of oil price declines.
See Note J to the Financial Statements for further information. The volume of oil and gas sold in 2000 decreased 17,000 barrels of oil equivalent
(BOE) or 9% to 167,000 BOE from 184,000 BOE in 1999. The higher 2000 average oil price resulted from a continuing increase in world oil prices that occurred during early 2000 and the relative stability of those higher levels through the remainder of the year. The lower 2000 production volumes sold are somewhat skewed when compared solely with 1999, because volumes in that year were higher due to sales out of inventory held over from 1998 during a period of severely depressed prices. Over the four years from 1997 through 2000, our volumes sold declined from 213,000 to 167,000 or 7% per year, which we believe to be more representative of the approximate average decline of our production base. During the period of 1998 through 2000, little new drilling was done by our company due first to periods of extremely low prices and later to our desire to retire a substantial portion of our debt.

          Oil and gas production costs in 2000 were $1,659,000 compared to $1,214,000 in 1999, an increase of $445,000 or 37%. These higher costs were due to three primary factors: (i) an increase of $121,000 in repairs and maintenance costs that were incurred to make discretionary improvements to existing facilities during this period of higher cash flow, (ii) an increase of $103,000 in state severance taxes that were directly related to higher oil revenue and (iii) generally higher costs of petroleum-related supplies and services including, for example, propane, electricity,
treating chemicals and contract labor.    Production costs expressed on a
per equivalent barrel basis increased $3.33 per BOE or 50% to average $9.94 for 2000 compared to $6.61 for 1999. The increase in per barrel costs occurred because we were able to produce more of our marginal (higher cost per barrel) wells in the oil price environment existing in 2000 than in 1999. Gross margin for 2000 oil and gas operations before deductions for depletion and selling, general and administrative (SG&A) expenses, increased to $2,777,000 or 63% of revenue compared to $1,474,000 or 55% of revenue for 1999.

          Leonardite product sales were $676,000 in 2000 compared to $652,000 in 1999, an increase of $24,000 or 4%. This increase was entirely due to a 4% increase in average price per ton for leonardite sold in 2000 resulting from a slightly higher demand for our specialty products, which have higher selling prices. Production sold in 2000 was 7,696 tons at an average price of $87.83 compared to 7,736 tons at an average price of $84.26 for 1999.

          Cost of leonardite sold was $669,000 in 2000 compared to $563,000 in 1999, an increase of $106,000 or 19%. Average production costs per ton were $86.92 and $72.79 for 2000 and 1999, respectively. Costs per ton increased approximately 19% for 2000 compared to 1999 due in part to the sales of more specialty products that have higher processing costs but mainly due to the significant increase in natural gas prices. Natural gas is used in the drying portion of leonardite processing.

          Gross margin for 2000 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $7,000 or 1% of revenue compared to $89,000 or 14% of revenue for 1999. The decline in 2000 gross margin was primarily a result of the high natural gas prices discussed above.


Comparison of 2000 to 1999 Consolidated Analysis

          Total revenue for 2000 increased $1,772,000 or 53% to $5,112,000 from $3,340,000 in 1999. This increase was in essence due to the substantially higher oil prices that existed during the entire year of 2000 compared to 1999, particularly the first half of 1999.

          Total operating costs for 2000 also increased by $687,000 or 25% to $3,408,000 compared to $2,720,000 in 1999. This increase in total costs resulted from increases in oil and gas production costs and costs of leonardite sold, as previously discussed, coupled with smaller increases in the other expense categories. Depreciation, depletion and amortization expenses were relatively unchanged in 2000 at $674,000 or 6% higher than 1999. Selling, general and administrative costs (SG&A), however, were $98,000 higher in 2000 or 32% compared to 1999. Actually SG&A costs were unusually low in 1999 due to salary reductions and other cost cutting measures during the time of low oil prices.

          Higher 2000 total revenue and higher total operating costs resulted in operating income of $1,704,000 for 2000 compared to income of $620,000 in 1999. Nonoperating expenses declined somewhat, from $113,000 in 1999 to $97,000 in 2000, primarily due to lower interest expense as we reduced debt. Income before taxes in 2000 was $1,608,000 compared to income of $508,000 in 1999.

          Income tax expense in 2000 was $193,000 compared to $26,000 in 1999. The amount for each year is primarily reflective of changes in our tax-deferred assets and liabilities under the provisions of SFAS No. 109. See Notes A and F to the Financial Statements for further information.

          As a result of all the factors discussed above, net income for 2000 was $1,415,000 or $0.36 per share compared to a net income of $482,000 or $0.12 per share in 1999.


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

          Higher 1999 total revenue and lower total operating costs resulted in an operating income of $620,000 for 1999 compared to operating loss of $1,696,000 in 1998. Nonoperating expenses increased $8,000, from $105,000 in 1998 to $113,000 in 1999, primarily due to higher interest expense, although some of this was offset by interest income on higher cash balances. This yielded an income before taxes of $508,000 in 1999 compared to a pre-tax loss of $1,800,000 in 1998.

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

          As a result of all the factors discussed above, net income for 1999 was $482,000 or $.12 per share compared to a net loss of $1,605,000 or $.39 per share in 1998.


LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2000, we had current assets of $1,503,000 compared to current liabilities of $1,079,000 for a current ratio of 1.39 to 1 and working capital of $424,000. This compares to a current ratio of
1.59 to 1 at December 31, 1999, and working capital of $639,000.

          During the year ended December 31, 2000, we generated cash flows from operating activities of $2,305,000, which was $1,220,000 more than the amount generated during 1999. This increase was essentially due to substantially higher oil prices. We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit (RLOC) will be sufficient to meet our short-term cash requirements. The RLOC existing at year-end 2000 had a borrowed amount of $500,000 and was due to expire on January 5, 2001. Since that time, our bank has drafted and submitted to us a 2001 Credit Agreement Amendment, which would establish another three-year RLOC essentially identical in all material respects to the prior one. We expect to accept this agreement proposed by our bank to establish a new $3,000,000 RLOC that would terminate January 5, 2004, and require re-payment by January 5, 2008.

          During 2000, our investing activities used $963,000 of cash for additions to property, plant and equipment. Approximately $405,000 of these additions was made to develop a long-term gas prospect we have in Stark County, North Dakota. The 2000 portion of this project involved acquiring and re-completing one existing well and drilling to re-enter casing on another. Funds of $154,000 were also employed to upgrade secondary containment systems at numerous oil treating facilities to meet regulatory compliance requirements. In addition, $118,000 of capitalized costs were used to complete our South Starbuck Madison Unit, a secondary recovery unit in Bottineau County, North Dakota, and to pay our share of drilling costs on a Red River well in Montana where we own an 8% working interest. The remaining $186,000 used in investing activities consisted of $86,000 for miscellaneous office and leonardite plant expenditures, $75,000 for unproved oil and gas property costs and $25,000 for proved property acquisitions costs.

          During 2000, our financing activities consisted of $87,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements, a prepayment of $263,000 to pay off our 1995 oil and gas loan and $935,000 of prepayments on our 1997 RLOC. In addition we used $172,000 of cash to purchase our common stock on the open market.

          We estimate that our development costs for 2001 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be approximately $1,300,000. Planned expenditures for 2001 also include delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 2001 principal payments required under existing debt agreements is $125,000.

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


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following sets forth certain information concerning each of our directors and executive officers:

                          Position(s) with       Period of Service as
Name and Age              the Company            a Director or Officer

Jeffrey P. Vickers        President and          Since 1982
  Age:  48                Director

Thomas F. Neubauer        Vice President         Since June 1992
  Age:  66                of Leonardite
                          Operations

Jeffrey B. Jennings       Vice President         Since June 2000
  Age: 44                 of Land and Finance

Cathy Kruse               Secretary              Since October 1981 (officer);
  Age:  46                and Director           and since June 1996 (director)

Connie R. Hval            Treasurer              Since June 2000
  Age:  40

H. Dennis Hoffelt         Director               From 1967 through June
  Age:  60                                       1986; and since June 1987

Paul A. Krile             Director               Since June 1997
  Age:  73

Duane Ashley              Director               Since June 1999
  Age:  53

          All of the directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. Our executive officers serve at the discretion of the Board of Directors. The Board of Directors has an audit committee consisting of Duane Ashley, H. Dennis Hoffelt and Paul A. Krile.

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

          Jeffrey B. Jennings is Vice President of Land and Finance. Mr. Jennings received a Bachelor of Science in Geological Engineering in 1980 and a Master of Science in Mineral Economics in 1992, from the Colorado School of Mines. He was a consultant for us for two years prior to his employment with us in January 1996.

          Cathy Kruse is our Secretary and business office manager. Ms. Kruse graduated from the Atlanta College of Business in 1977 and was employed as a Legal Assistant for four years prior to her employment with us in May 1981. In June 1996, Ms. Kruse became a director.

          Connie R. Hval is our Treasurer and comptroller. Ms. Hval graduated from the University of North Dakota - Williston in December 1980 and became employed with us in January 1981.

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

          Duane Ashley has been one of our directors since June 1999. He is a Senior Salesman for Weatherford Enterra Inc. since September 2000 and for five years prior to January 1999. From January 1999 through August 2000 he was a Senior Salesman for GRACO Fishing and Rental Tool, Inc.

          Cathy Kruse, our Secretary, is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the above named persons. There are no arrangements or undertakings between any of the named directors and any other persons pursuant to which any director was selected as a director or was nominated as a director. Based solely upon a review of Forms 3, 4 and 5 furnished to us for 2000, no officer or director failed to file any of the above forms on a timely basis.


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

                          Summary Compensation Table

                                             Long Term Compensation
                   Annual Compensation           Awards         Payouts
                                                                         All
                                 Other   Restricted  Securities          Other
Name and                         Annual    Stock     Underlying  LTIP    Compen-
Principal        Salary   Bonus  Compen-  Award(s)    Options   Payouts  sation
Position  Year     ($)     ($)   sation     ($)       SARs(#)     ($)      ($)

Jeffrey   2000   $84,978   -0-     -0-      N/A         -0-       N/A    $6,091
P.        1999   $76,307   -0-     -0-      N/A         -0-       N/A    $8,722
Vickers,  1998   $82,596   -0-     -0-      N/A         -0-       N/A    $4,130
CEO

          In the table above, the column titled "All Other Compensation" is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

          If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees' Profit Sharing Plan and Trust adopted in December 1978 (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his compensation depending upon the total contribution to the Profit Sharing Plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. We made total contributions to the plan, matching and discretionary, for the years ended December 31, 2000, 1999 and 1998 of $36,474, $37,312, and $19,883, respectively. As of December 31, 2000, vested amounts in the Profit Sharing Plan for all officers as a group were approximately $541,000.

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


              Aggregated Option/SAR Exercises in last Fiscal Year
                         and FY-End Option/SAR Values

                                                              Value of
                                             Number of      Unexercised
                                            Unexercised     In-the-Money
                                            Options/SARs    Options/SARs
                 Shares                     at FY-End(#)    at FY-End($)
               Acquired on       Value      Exercisable/    Exercisable/
Name           Exercise(#)    Realized($)   Unexercisable   Unexercisable

Jeffrey P.
Vickers, CEO       -0-            -0-         71,000/0           0/0

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

          The Plan is administered by our Board of Directors. The exercise price of the Common Stock offered to eligible participants under the Plan by grant of an option to purchase Common Stock may not be less than the fair market value of the Common Stock at the date of grant; provided, however, that the exercise price will not be less than 110% of the fair market value of the Common Stock on the date of grant in the event an optionee owns 10% or more of the Common Stock. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, as of March 1, 2001, options are issued for 178,000 shares at an average exercise price of $2.34, and 98,000 shares remain in the plan that could be granted.


                           Directors' Compensation

          Our officers, who are also directors, receive no additional compensation for attendance at Board meetings. Directors, other than Jeffrey P. Vickers and Cathy Kruse, were paid $200 per month for Board service in 2000.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 1, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                  Name of Person
                  or Number of            Amount of
Class of          Directors and           Shares and Nature of      Percent
Securities        Officers as a Group     Beneficial Ownership      of Class

Common Stock,     Jeffrey P. Vickers      331,934-Direct and          8.5%
$.01 par value                                    Indirect(a)

Common Stock,     Paul A. Krile           214,000-Direct(b)           5.5%
$.01 par value

Common Stock,     Cathy Kruse              13,700-Direct(d)            (c)
$.01 par value

Common Stock,     Thomas F. Neubauer       20,500-Direct(e)            (c)
$.01 par value

Common Stock,     H. Dennis Hoffelt        41,000-Direct and          1.0%
$.01 par value                                    Indirect(f)

Common Stock,     Connie R. Hval            9,500-Direct(g)            (c)
$.01 par value

Common Stock,     Jeffrey B. Jennings      11,500-Direct(h)            (c)
$.01 par value

Common Stock,     Duane Ashley                  0-Direct and           (c)
$.01 par value                                    Indirect

Common Stock,     Officers and            642,134-Direct and         16.5%
$.01 par value    Directors as                    Indirect
                  a Group-                        (a)(b)(c)(d)
                  (six persons)                   (e)(f)(g)(h)


_____________________________
(a) Includes 139,634 shares owned directly by Mr. Vickers, 2,500 in a self-directed individual retirement account, 72,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 20,000 shares held by him as custodian for his two minor children. Also included are 71,000 shares which may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(b)  Mr. Krile has sole voting and investment powers over these shares.

(c)  Less than 1%.

(d) Included are 9,500 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(e) Included are 9,500 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(f) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 29,500 shares.

(g) Included are 9,500 shares which may be purchased by Ms. Hval under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(h) Included are 9,500 shares which may be purchased by Mr. Jennings under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

          The following table sets forth information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 1, 2001.

                                             Amount of
Class of            Name and                 Shares and Nature of    Percent
Securities          Address of Person        Beneficial Ownership    of Class

Common Stock,       Joseph V. Montalban      332,000-Direct(a)         8.5%
$.01 par value      Montalban Oil & Gas
                    Operations, Inc.
                    Box 200
                    Cut Bank, MT  59247

Common Stock,       Jeffrey P. Vickers       331,934-Direct and        8.5%
$.01 par value      1814 14th Ave. W.                Indirect(b)
                    Williston, ND  58801

Common Stock,       Paul A. Krile            214,000-Direct(c)         5.5%
$.01 par value      P. O. Box 329
                    Sioux Rapids, IA  50585

_____________________________
(a) This information was obtained from our transfer agent, Wells Fargo Bank Minnesota, N.A., on March 12, 2001.

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



                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ Richey, May & Co., P. C.
Englewood, Colorado
February 17, 2001



                      GEORESOURCES, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


                                    ASSETS

CURRENT ASSETS:                                    2000             1999

  Cash and equivalents                         $   315,191      $   423,361
  Trade receivables, net                           923,173          991,153
  Inventories                                      248,505          297,029
  Prepaid expenses                                  15,659           17,363

          Total current assets                   1,502,528        1,728,906

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
    Properties being amortized                  20,647,855       19,664,222
    Properties not subject to amortization         119,517          143,413
  Leonardite plant and equipment                 3,242,105        3,206,217
  Other                                            737,925          709,443

                                                24,747,402       23,723,295

  Less accumulated depreciation, depletion,
   amortization and impairment                 (18,945,190)     (18,271,169)

          Net property, plant and equipment      5,802,212        5,452,126

OTHER ASSETS:
  Mortgage loans receivable, related party         103,321          103,321
  Other                                             42,225           44,487

          Total other assets                       145,546          147,808

TOTAL ASSETS                                   $ 7,450,286      $ 7,328,840

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $   685,909      $   747,557
  Income taxes payable                              75,000               --
  Accrued expenses                                 192,722          167,800
  Current maturities of long-term debt             125,000          175,000

          Total current liabilities              1,078,631        1,090,357

LONG-TERM DEBT, less current maturities            375,000        1,610,008
DEFERRED INCOME TAXES                              284,000          166,000

          Total liabilities                      1,737,631        2,866,365

CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 3,912,502 and
   4,005,352 shares, respectively                   39,125           40,054
  Additional paid-in capital                       612,571          776,259
  Retained earnings                              5,060,959        3,646,162

          Total stockholders' equity             5,712,655        4,462,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 7,450,286      $ 7,328,840

                 The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                       2000          1999          1998
OPERATING REVENUE:
  Oil and gas sales                $ 4,436,278   $ 2,688,642   $ 1,661,977
  Leonardite sales                     675,928       651,847       718,674

                                     5,112,206     3,340,489     2,380,651

OPERATING COSTS AND EXPENSES:
  Oil and gas production             1,659,260     1,214,169       929,560
  Cost of leonardite sold              668,849       563,081       603,208
  Depreciation, depletion
   and amortization                    674,020       635,797       830,871
  Write-down of oil and
   gas properties                           --            --     1,300,000
  Selling, general and
   administrative                      405,622       307,336       412,729

                                     3,407,751     2,720,383     4,076,368

      Operating income (loss)        1,704,455       620,106    (1,695,717)

OTHER INCOME (EXPENSE):
  Interest expense                    (140,696)     (165,395)     (143,588)
  Interest income                       24,408        27,591        17,231
  Other income and losses, net          19,630        25,250        21,856

                                       (96,658)     (112,554)     (104,501)

      Income (loss) before
       income taxes                  1,607,797       507,552    (1,800,218)

INCOME TAX (EXPENSE) BENEFIT          (193,000)      (26,000)      195,000

      Net income (loss)            $ 1,414,797   $   481,552   $(1,605,218)

EARNINGS PER SHARE:

      Net income (loss),
       basic and diluted           $       .36   $       .12   $      (.39)

  Weighted average number of
   shares outstanding                3,958,204     4,040,425     4,080,092

  Dilutive potential shares -
   Stock options                            --            --            --

  Adjusted weighted average shares   3,958,204     4,040,425     4,080,092

                 The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                          Additional
                         Common Stock      Paid-in      Retained
                       Shares    Amount    Capital      Earnings      Total

Balance,
 December 31, 1997   4,097,214  $ 40,972   $ 880,797  $ 4,769,828  $ 5,691,597

 Purchase of
  common stock         (56,562)     (565)    (95,351)          --      (95,916)

 Issuance of common
  stock for acquisition
  of oil and gas
  properties            31,000       310      61,341           --       61,651

 Net income (loss)          --        --          --   (1,605,218)  (1,605,218)

Balance,
 December 31, 1998   4,071,652    40,717     846,787    3,164,610    4,052,114

 Purchase of
  common stock         (66,300)     (663)    (70,528)          --      (71,191)

 Net income                 --        --          --      481,552      481,552

Balance,
 December 31, 1999   4,005,352    40,054     776,259    3,646,162    4,462,475

 Stock options
  exercised              6,500        65       7,410           --        7,475

 Purchase of
  common stock         (99,350)     (994)   (171,098)          --     (172,092)

 Net income                 --        --          --    1,414,797    1,414,797

Balance,
 December 31, 2000   3,912,502  $ 39,125   $ 612,571  $ 5,060,959  $ 5,712,655

                 The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                           2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $ 1,414,797   $   481,552   $(1,605,218)
 Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
   Depreciation, depletion,
   amortization and
   valuation allowance                     674,020       635,797     2,130,871
   Deferred income taxes (benefit)         118,000        26,000      (195,000)
   Other                                     2,262         2,192         7,192
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                      67,980      (467,021)       (2,198)
     Inventories                            48,524       106,500      (115,265)
     Prepaid expenses and other              1,704         9,211         4,954
     Investments                                --         4,213        21,647
    Increase (decrease) in:
     Accounts payable                     (122,325)      217,537      (109,569)
     Income taxes payable                   75,000            --            --
     Accrued expenses                       24,922        68,539       (13,169)

      Net cash provided by
       operating activities              2,304,884     1,084,520       124,245

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property,
  plant and equipment                     (963,429)     (484,095)   (1,287,321)
 Proceeds from sale of
  property and equipment                        --         9,450            --

      Net cash used in
       investing activities               (963,429)     (474,645)   (1,287,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings             --       160,000     1,275,000
 Principal payments on long-term debt   (1,285,008)     (315,996)     (457,093)
 Proceeds from issuance of common stock      7,475            --            --
 Cost to purchase common stock            (172,092)      (71,191)      (95,916)
 Debt issue costs                               --            --        (8,627)

      Net cash provided by (used in)
       financing activities             (1,449,625)     (227,187)      713,364

NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                          (108,170)      382,688      (449,712)

CASH AND EQUIVALENTS, beginning of year    423,361        40,673       490,385

CASH AND EQUIVALENTS, end of year      $   315,191   $   423,361   $    40,673

                 The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                           2000          1999          1998
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
  Cash paid (received) for:
    Interest                           $   147,977   $   165,435   $   138,791
    Income taxes                               949       (10,752)       14,573


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



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SIGNIFICANT ACCOUNTING POLICIES:


   Nature of Operations and Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 84% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC at December 31, 2000 and 1999 is zero.

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


   Hedging

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

   All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.31, $2.99, and $3.86 for 2000, 1999, and 1998,
   respectively.

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

   Costs not being amortized at December 31, 2000, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties that were acquired during the following years:

                        2000                 $  41,995
                        1999                     5,496
                        1998                    17,186
                        1997 and prior          54,840

                        Total                $ 119,517

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


   Other Property and Equipment

   Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                   Buildings                  10-25 years
                   Machinery and equipment     3-10 years


   Impairment of Long-Lived Assets

   Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 2000, 1999, and 1998.


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


   Earnings Per Share of Common Stock

   Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding stock options was antidilutive in 2000, 1999 and 1998.


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


B. INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

   Segment Information

   The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of oil and gas exploration and production and the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting. Presented below is information concerning the Company's operating segments for the years ended December 31, 2000, 1999 and 1998:

                                        2000          1999          1998
   Revenue:
     Oil and gas                    $ 4,436,278   $ 2,688,642   $ 1,661,977
     Leonardite                         675,928       651,847       718,674

                                    $ 5,112,206   $ 3,340,489   $ 2,380,651

   Operating income (loss):
     Oil and gas                    $ 2,224,724   $   955,066   $(1,279,105)
     Leonardite                        (117,445)      (35,538)       (8,975)
     General corporate activities      (402,824)     (299,422)     (407,637)

                                    $ 1,704,455   $   620,106   $(1,695,717)

   Depreciation and depletion:
     Oil and gas                    $   552,294   $   519,407   $   711,522
     Leonardite                         102,856       100,590       101,468
     General corporate activities        18,870        15,800        17,881

                                    $   674,020   $   635,797   $   830,871

   Identifiable assets, net:
     Oil and gas                    $ 5,333,322   $ 4,894,495   $ 4,702,417
     Leonardite                       1,195,744     1,417,100     1,347,521
     General corporate activities       921,220     1,017,245       654,786

                                    $ 7,450,286   $ 7,328,840   $ 6,704,724

   Capital expenditures incurred:
     Oil and gas                    $   959,737   $   544,049   $ 1,158,211
     Leonardite                          35,888            --            --
     General corporate activities        29,482         5,086         2,289

                                    $ 1,025,107   $   549,135   $ 1,160,500


   Major Customer

   Sales to a major oil and gas customer were 62%, 60% and 54% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable from this major customer were 40% and 42% of total accounts receivable at December 31, 2000 and 1999, respectively.


C. TRADE RECEIVABLES AND INVENTORIES:

   Trade receivables at December 31, 2000 and 1999 are comprised of the following:

                                               2000           1999

        Oil and gas purchasers             $   627,446    $   618,131
        Leonardite customers                   307,143        384,438

                                               934,589      1,002,569
        Less allowance for
        doubtful accounts                      (11,416)       (11,416)

                                           $   923,173    $   991,153

  As of December 31, 2000 and 1999, inventories by major classes are comprised of the following:

                                               2000           1999

        Crude oil                          $    60,715    $    36,384

        Leonardite inventories:
         Finished products                      63,780         91,863
         Raw materials                          57,158         86,567
         Materials and supplies                 66,852         82,215

            Total leonardite inventories       187,790        260,645

                                           $   248,505    $   297,029


D. MORTGAGE LOANS RECEIVABLE, RELATED PARTY

   Mortgage loans receivable, related party represent mortgage loans on the residence of a former officer/shareholder of BNRC purchased from a third party in November 1993, and are recorded at purchase cost. The mortgages require monthly payments of interest at 8% per annum with principal due January 14, 2002. The mortgage loans are expected to be repaid through sale of the residence prior to the maturity date. The Company's interest income from these loans was $8,100 for each of the years ended December 31, 2000, 1999 and 1998.


E. LONG-TERM DEBT:

   Long-term debt at December 31, 2000 and 1999 consists of the following loans and a revolving line of credit (RLOC) which are all with one bank:

                                               2000           1999
     The 1995 Oil & Gas Loan, prime
      plus 1% due in monthly
      installments of $14,583 plus
      interest, collateralized by
      oil and gas properties               $        --    $   350,008

     The 1997 Oil & Gas RLOC converts
      to a loan January 2001, prime
      plus .75% (10.25% total rate
      at December 31, 2000), due in
      monthly installments of $10,417
      plus interest through January
      2005, collateralized by oil
      and gas properties                       500,000      1,435,000

        Total long-term debt                   500,000      1,785,008

        Less current maturities               (175,000)      (175,000)

            Long-term debt, less current
            maturities                     $   325,000    $ 1,610,008

   Subsequent to year end, verbal agreement was reached between the Company and its bank, whereby the bank will establish a new $3,000,000 line of credit that would expire January 2004 and require repayment by January 2008 with interest only payable monthly at prime rate and collateralized by oil and gas properties. All other terms of the new line of credit will be essentially identical to the Company's prior line of credit that expired January 2001. It is fully expected that the new line of credit will be executed in the near future.

   Aggregate maturities required on long-term debt at December 31, 2000, are as follows:

                  Year Ending December 31:

                           2001                    $   125,000
                           2002                        125,000
                           2003                        125,000
                           2004                        125,000
                        Thereafter                          --

                                                   $   500,000

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


F. INCOME TAXES:

   The components of income tax expense for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                         2000          1999          1998

   Current tax (expense)             $    75,000   $        --   $        --
   Deferred tax benefit (expense)        (46,000)     (168,000)      685,000
   Decrease (increase) in deferred
    tax assets valuation allowance       164,000       142,000      (490,000)

      Income tax (expense) benefit   $   193,000   $   (26,000)  $   195,000

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

   During 2000 and 1999, the Company recorded deferred tax expense of $46,000 and $168,000, respectively. This related primarily to net income that was not currently taxable due to the utilization of net operating loss carryforwards and the deduction of intangible drilling costs for tax purposes. The Company also decreased the deferred tax asset valuation allowance by $164,000 and $142,000 during 2000 and 1999, respectively, primarily based upon the current utilization net operating loss carryforwards and the projection of utilizing additional statutory depletion carryforwards in the future.

   The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                  2000             1999
       Deferred Tax Assets:
        Net operating loss carryforward       $        --      $   245,000
        Statutory depletion carryforward        1,277,000        1,205,000
        Tax credit carryforwards                       --           56,000
        Other                                      68,000           35,000

                                                1,345,000        1,541,000

       Valuation Allowance:
        Beginning of year                        (840,000)        (982,000)
        (Increase) decrease                       164,000          142,000

        End of year                              (676,000)        (840,000)

       Deferred Tax Liabilities:
        Accumulated depreciation and
         depletion                               (953,000)        (867,000)

       Net Deferred Tax Liability, long-term  $  (284,000)     $  (166,000)

   The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        2000        1999        1998

   Income tax expense (benefit)
    at statutory rate                    35%         35%        (35)%
   Change in valuation allowance        (10)        (28)         27
   State income taxes and other         (13)         (2)         (3)

                                         12%          5%        (11)%

   For income tax purposes, the Company has a statutory depletion carryover of approximately $4,643,000 that, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire.


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

   Information with respect to the stock option plan's activity is as follows:

                                                     Shares
                                Shares             Subject to
                               Available           Outstanding
                              for Options            Options

     December 31, 1997          10,000               272,500

       Granted                      --                    --
       Expired                   7,500                (7,500)
       Exercised                    --                    --

     December 31, 1998          17,500               265,000

       Granted                      --                    --
       Expired                      --                    --
       Exercised                    --                    --

     December 31, 1999          17,500               265,000

       Granted                      --                    --
       Expired                  80,500               (80,500)
       Exercised                    --                (6,500)

     December 31, 2000          98,000               178,000

   Information with respect to the options outstanding and exercisable at December 31, 2000 and 1999, is as follows:

    Number of shares         Exercise Price            Expiration Date

         87,500                   2.37                    May 2007
         90,500                   2.31                  December 2007

        178,000

   The average exercise price is $2.34 for options outstanding and exercisable at December 31, 2000.


   Profit-sharing plan

   The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute up to 15% of their compensation to a maximum of $10,000. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. The Company's total contributions to the plan, matching and discretionary, for the years ended December 31, 2000, 1999 and 1998 were $36,474, $37,312 and
   $19,883, respectively.


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


I. OFFICE FACILITIES:

   In 1991, the Company purchased an office building, one-third of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 2000 and 1999:

                                                2000          1999

          Building and improvements         $   163,834   $   163,834
          Accumulated depreciation              (80,136)      (71,945)

                                            $    83,698   $    91,889

   The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 2000, 1999 and 1998, the Company received $20,500, $21,300, and $21,300, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


J. FINANCIAL INSTRUMENTS:

   The carrying amounts reflected in the consolidated balance sheets for cash and equivalents approximates their fair value due to the short maturity of the instruments. The carrying value of mortgage loans receivable approximates fair value based on discounted future cash flows.

   During 2000, the Company did not engage in any hedging activities. In 1999 and 1998, the Company used derivative financial instruments to manage its crude oil commodity price risk. They were not used for trading purposes. The Company hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $none, $108,199, and $37,849 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Company had no derivative financial instruments.

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



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2000, 1999 and 1998:

                                     2000           1999          1998

 Proved properties               $20,647,855    $19,664,222   $19,139,363
 Unproved properties                 119,517        143,413       141,019

     Total                        20,767,372     19,807,635    19,280,382

 Less accumulated depreciation,
  depletion, amortization and
  impairment                     (16,153,020)   (15,600,726)  (15,081,319)

     Net capitalized costs       $ 4,614,352    $ 4,206,909   $ 4,199,063

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2000, 1999 and 1998:

                                     2000          1999           1998
 Property acquisition costs:
  Proved                         $    24,908   $    20,259    $   236,058
  Unproved                            75,209        21,159         37,756
 Exploration costs                    81,775        57,310         68,365
 Development costs                   777,845       445,321        816,032

                                 $   959,737   $   544,049    $ 1,158,211

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2000, 1999 and 1998:

                                     2000          1999           1998

 Oil and gas sales               $ 4,436,278   $ 2,688,642    $ 1,661,977
 Production costs                 (1,659,260)   (1,214,169)      (929,560)
 Depletion, depreciation
  and amortization                  (552,294)     (519,407)      (711,522)

                                   2,224,724       955,066         20,895

 Imputed income tax provision       (560,000)     (104,000)            --

                                 $ 1,664,724   $   851,066    $    20,895



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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 1998, than at December 31, 1999.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2000, 1999 and 1998:

                         2000                 1999                 1998
                     Oil       Gas        Oil       Gas        Oil       Gas
                    (bbl)     (mcf)      (bbl)     (mcf)      (bbl)     (mcf)
Proved reserves,
 beginning of
 year             2,566,000  257,000   1,286,000  234,000   2,387,000  253,000

  Purchases of
   reserves-in-
   place              9,000  135,000          --       --      78,000       --

  Sales of
   reserves
   -in-place             --       --          --       --          --       --

  Extensions and
   discoveries       12,000  115,000          --       --          --       --

  Improved
   recovery              --       --      44,000       --     124,000       --

  Revisions of
   previous
   estimates         65,000   48,000   1,418,000   31,000  (1,130,000) (10,000)

  Production       (165,000) (10,000)   (182,000)  (8,000)   (173,000)  (9,000)

Proved reserves,
 end of year      2,487,000  545,000   2,566,000  257,000   1,286,000  234,000



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES


Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                                 Oil               Gas
                                (bbl)             (mcf)

                     2000     1,680,000          545,000

                     1999     1,759,000          257,000

                     1998     1,288,000          234,000


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

As shown in the table below, the future cash inflows as of December 31, 1998, were significantly lower than at December 31, 2000 or 1999. This is primarily due to the low oil price in effect on December 31, 1998.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues or future net cash flows to be derived from those reserves nor their present worth.



                      GEORESOURCES, INC., AND SUBSIDIARY
                      UNAUDITED SUPPLEMENTARY INFORMATION
              DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

Presented below is the standardized measure of discounted future net cash flows as of December 31, 2000, 1999 and 1998:

                                       2000          1999          1998

Future cash inflows                $62,757,000   $55,686,000   $11,274,000
Future production costs            (22,865,000)  (19,665,000)   (6,141,000)
Future development costs            (4,037,000)   (3,738,000)     (242,000)
Future income tax expense          (10,220,000)   (8,449,000)     (241,000)

 Future net cash flows              25,635,000    23,834,000     4,650,000

Less effect of a 10%
 discount factor                   (10,613,000)  (10,106,000)   (1,814,000)

 Standardized measure of
  discounted future net
  cash flows relating to
  proved reserves                  $15,022,000   $13,728,000   $ 2,836,000

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2000, 1999 and 1998:

                                       2000          1999          1998
Standardized measure,
 beginning of year                 $13,728,000   $ 2,836,000   $ 6,519,000

 Sales of oil and gas produced,
  net of production costs           (2,777,000)   (1,474,000)     (732,000)

 Net changes in prices and
  production costs                   2,898,000     7,219,000    (6,032,000)

 Purchases of reserves-in-place        283,000            --       134,000

 Sales of reserves-in-place                 --            --            --

 Extensions, discoveries and other
  additions, less related costs        286,000       351,000       295,000

 Revisions of previous quantity
  estimates and other                  389,000    11,321,000    (2,673,000)

 Development costs incurred during
  the year and changes in
  estimated future development
  costs                               (175,000)   (2,006,000)    1,904,000

 Accretion of discount               1,428,000       200,000       447,000

 Net change in income taxes         (1,038,000)   (4,719,000)    2,974,000

Standardized measure,
 end of year                       $15,022,000   $13,728,000   $ 2,836,000



                                  Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC. (the "Registrant")

Dated:  March 24, 2001                 /s/ J. P. Vickers
                                       J. P. Vickers, President

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

Signatures                       Title                             Date

/s/ J. P. Vickers                President (principal executive   3/24/01
J. P. Vickers                    officer and principal financial
                                 officer) and Director

/s/ Cathy Kruse                  Secretary and Director           3/24/01
Cathy Kruse

/s/ Dennis Hoffelt               Director                         3/24/01
Dennis Hoffelt

/s/ Paul A. Krile                Director                         3/24/01
Paul A. Krile

/s/ Duane Ashley                 Director                         3/24/01
Duane Ashley



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                   ________________________________________

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)
                   ________________________________________

                          E X H I B I T   I N D E X
                                     FOR
                        Form 10-K for 2001 fiscal year.
                   ________________________________________


                                                              Page Number
                                                              in Sequential
                                                              Numbering of all
                                                              Form 10-K and
Exhibit                                                       Exhibit Pages

  3.1  Registrant's Bylaws, as amended, November 30, 1994............*

  3.2  Registrant's Articles of Incorporation, as amended
       to date, incorporated by reference to Exhibit 3.1
       of the Registrant's Form 10-K for fiscal year, 1983...........*

 10.1  The Registrant's 1993 Employees' Incentive Stock
       Option Plan, incorporated by reference as
       Exhibit A to the Registrant's definitive Proxy
       Statement dated May 5, 1993...................................*

 10.2  Amended and Restated Secured Term Loan and Revolving
       Credit Agreement made as of September 1, 1995, by
       and between GeoResources, Inc. and Norwest Bank Montana.......*

 10.3  First Amendment of Mortgage, Security Agreement,
       Assignment of Production and Financing Statement
       and Mortgage - Collateral Real Estate Mortgage
       dated September 1, 1995, by and between GeoResources,
       Inc. and Norwest Bank Montana.................................*

 10.4  Commercial Installment Note with addendum dated February
       1, 1997, by and between GeoResources, Inc. and Norwest
       Bank Billings, incorporated by reference to Exhibit
       10.13 of Registrant's Form 10-K for fiscal year ended
       December 31, 1997.............................................*

 10.5  Purchase Agreement for Volumetric Production Payment
       dated as of December 3, 1997, by and between
       GeoResources, Inc. and Koch Producer Services, Inc.
       and all related documents.....................................*

 10.5  Amended and Restated Secured Term Loan and Revolving
       Credit Agreement made as of December 5, 1997, by and
       between GeoResources, Inc. and Norwest Bank Montana, and
       all related documents.........................................*

 10.7  Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of
       Constance P. Ryan, and as a single man, Susan Ryan,
       Joseph W. Ryan and Charlotte Friis as Lessors, and
       GeoResources, Inc. as Lessee and all related documents........*

 10.8  License Agreement dated January 22, 1999, by and
       between GeoResources, Inc. and Silverado Landscape
       Materials, and all related documents..........................*

 27    Financial Data Schedule