Form 10QSB
period 2001-03-31
GEORESOURCES INC
filed 2001-05-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2001.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from __________ to __________.

Commission File Number  0-8041


                              GeoResources, Inc.
      (Exact name of small business issuer as specified in its charter)


           Colorado                                  84-0505444
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


         1407 West Dakota Parkway,  Suite 1-B,  Williston,  ND 58801
                   (Address of principal executive offices)

Issuer's telephone number:  (701) 572-2020
                   ________________________________________

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES ___X___   NO _______.
                   ________________________________________

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at May 11, 2001
Common Stock, par value $.01 per share                3,855,902 shares
         ____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX



                                                               PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                3
        (March 31, 2001 and December 31, 2000)

     Consolidated Statements of Operations                      4
        (Three months ended March 31, 2001 and 2000)

     Consolidated Statements of Cash Flows                      5
        (Three months ended March 31, 2001 and 2000)

     Notes to Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7

PART II.  OTHER INFORMATION                                     9



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                March 31,     December 31,
                                                  2001            2000
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    269,512    $    315,191
  Trade receivables, net                         1,053,675         923,173
  Inventories                                      232,650         248,505
  Prepaid expenses                                  14,697          15,659

          Total current assets                   1,570,534       1,502,528

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 20,965,429      20,647,855
     Properties not subject to amortization        146,549         119,517
  Leonardite plant and equipment                 3,242,105       3,242,105
  Other                                            747,300         737,925

                                                25,101,383      24,747,402

  Less accumulated depreciation, depletion
   amortization and impairment                 (19,106,072)    (18,945,190)

          Net property, plant and equipment      5,995,311       5,802,212

OTHER ASSETS:
  Mortgage loans receivable, related party         103,321         103,321
  Other                                             41,666          42,225

          Total other assets                       144,987         145,546

TOTAL ASSETS                                  $  7,710,832    $  7,450,286

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    947,112    $    685,909
  Income taxes payable                              75,000          75,000
  Accrued expenses                                 176,400         192,722
  Current maturities of long-term debt             125,000         125,000

          Total current liabilities              1,323,512       1,078,631

LONG-TERM DEBT, less current maturities            354,167         375,000

DEFERRED INCOME TAXES                              301,000         284,000

          Total liabilities                      1,978,679       1,737,631

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,862,802
   and 3,912,502 shares, respectively               38,628          39,125
  Additional paid-in capital                       514,881         612,571
  Retained earnings                              5,178,644       5,060,959

          Total stockholders' equity             5,732,153       5,712,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  7,710,832    $  7,450,286

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                  2001            2000

OPERATING REVENUES:
  Oil and gas sales                           $    882,505    $  1,114,298
  Leonardite sales                                 279,210         126,920

                                                 1,161,715       1,241,218


OPERATING COSTS AND EXPENSES:
  Oil and gas production                           498,471         433,667
  Cost of leonardite sold                          251,736         136,173
  Depreciation and depletion                       160,882         162,132
  Selling, general and administrative              110,866         100,813

                                                 1,021,955         832,785

          Operating income                         139,760         408,433


OTHER INCOME (EXPENSE):
  Interest expense                                 (14,056)        (41,457)
  Interest income                                    3,655           4,471
  Other income, net                                  5,326           5,325

                                                    (5,075)        (31,661)

          Income before income taxes               134,685         376,772


  Income tax expense                                17,000          34,000

          Net income                          $    117,685    $    342,772

EARNINGS PER SHARE:

          Net income, basic and diluted       $        .03    $        .09

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    117,685    $    342,772
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and depletion                    160,882         162,132
     Deferred income taxes                          17,000          34,000
     Other                                             559             566
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          (130,502)        (72,166)
       Inventories                                  15,855          (4,636)
       Prepaid expenses and other                      962           2,935
      Increase (decrease) in:
       Accounts payable                            189,665         (24,480)
       Accrued expenses                            (16,322)        (28,591)

          Net cash provided by
           operating activities                    355,784         412,532

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (280,443)       (256,800)

          Net cash used in investing activities   (280,443)       (256,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt             (20,833)        (43,748)
  Cost to purchase common stock                   (100,187)        (17,408)

          Net cash used in financing activities   (121,020)        (61,156)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (45,679)         94,576

CASH AND EQUIVALENTS, beginning of period          315,191         423,361

CASH AND EQUIVALENTS, end of period           $    269,512    $    517,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid  for:
     Interest                                 $     14,056    $     41,457
     Income taxes                                       --              --

See Notes to Consolidated Financial Statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-K for the Year Ended December 31, 2000.

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

     Presented below are our identifiable net assets as of March 31, 2001 and December 31, 2000:

                                                  2001            2000

           Oil and gas                        $  5,541,142    $  5,333,322
           Leonardite                            1,290,862       1,195,744
           General corporate activities            878,828         921,220

                                              $  7,710,832    $  7,450,286

     Presented below is information concerning our operating segments for the quarters ended March 31, 2001 and 2000:

                                                  2001            2000
          Revenue:
           Oil and gas                        $    882,505    $  1,114,298
           Leonardite                              279,210         126,920

                                              $  1,161,715    $  1,241,218

          Income (loss) before income taxes:
           Oil and gas                        $    254,464    $    548,293
           Leonardite                               (5,011)        (38,902)
           General corporate activities           (109,693)       (100,958)
           Other income and expenses                (5,075)        (31,661)

                                              $    134,685    $    376,772



               ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


       This discussion and analysis of financial condition and results of operations, and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil, gas and leonardite industry, the economy and about us. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

       We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the Year Ended December 31, 2000, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months Ended March 31, 2001, compared to
                        Three Months Ended March 31, 2000

       Information concerning our oil and gas operations for the three months ended March 31, 2001, is set forth in the table below:

                            Oil and Gas Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2001        2000 Period

Oil and gas production
 sold (BOE)                                37,747            (13%)

Average price per BOE                $      23.38             (9%)

Oil and gas revenue                  $    882,505            (21%)

Production costs                     $    498,471             15%

Average production cost
 per BOE                             $      13.21             33%


       Oil and gas production sold during the first quarter 2001 decreased by 5,800 barrels of oil equivalent (BOE) or 13% compared to the same quarter in 2000. This decrease was primarily due to a relatively low level of drilling during 1998 and 1999 because of severely depressed oil and gas prices, as well as during 2000, when our focus was on retiring debt. We expect our level of drilling to increase in 2001 and into the future if petroleum prices continue to stay fairly strong.

       Oil and gas revenue decreased $232,000 or 21%. The decline was due in part to a $2.20 decrease per barrel or 9% in our average oil price from $25.58 per barrel in the first quarter 2000 to $23.38 per barrel in the first quarter 2001. Revenue was also negatively affected by the 13% lower volume of oil sold, as discussed above. Oil and gas production costs increased $65,000 or 15% primarily due to an increase in our workover activity during first quarter of 2001 compared to the prior year's period. These workovers should also help to maintain future production levels but they were too recent to affect production in the first quarter of 2001. Production costs on a per-equivalent-barrel basis for the first quarter of 2001 increased $3.26 or 33% to $13.21 from $9.95 for the first quarter 2000 due to the increased workover costs and lower production discussed above.


       Information concerning the Company's leonardite operations for the three months ended March 31, 2001, is set forth in the table below:

                             Leonardite Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2001        2000 Period

Leonardite production
 sold (tons)                                3,110            105%

Average revenue per ton              $      89.78              7%

Leonardite revenue                   $    279,210            120%

Cost of leonardite sold              $    251,736             85%

Average production cost
 per ton                             $      80.94           (10%)

       Leonardite revenues increased $152,000 or 120% due to a 1,600 ton or 105% increase in the number of tons sold and a 7% increase in average revenue per ton. The higher sales reflect higher demand for our leonardite products as a result of more drilling activity in the Gulf States during the first quarter of 2001 compared to the prior year's quarter. The 7% increase in average revenue per ton was within the normal range for sales of mostly basic products, which have lower selling prices and processing costs; however, sales did increase in one of our specialized products helping to raise the average revenue slightly. Cost of leonardite sold increased $116,000 or 85% due to the 105% increase in production. A significant factor in this increase was the higher gas costs used in operating which increased 201% compared to the same period last year. Despite the increase in total costs, average production costs per ton decreased $8.86 or 10%, because of the higher volume produced.


                            Consolidated Analysis

       Total operating revenue decreased $80,000 or 6% due to the decrease in the oil production and prices that was largely offset by the increased in leonardite revenues, previously discussed. Total operating expenses increased $189,000 or 23% primarily because of the increased leonardite and oil and gas expenses discussed above. Operating income decreased to $140,000 compared to an operating income of $408,000 for the same period in 2000. After provisions for non-operating expenses and income taxes, the result of consolidated operations yielded a net income of $118,000 or $.03 per share for the first quarter of 2001 compared to a net income of $343,000 or $.09 for the same period in 2000.


                       Liquidity and Capital Resources

       At March 31, 2001, we had working capital of $247,000 compared to working capital of $424,000 at December 31, 2000. Our current ratio was
1.19 to 1 at March 31, 2001, compared to 1.39 to 1 at year-end 2000.

       Net cash provided by operating activities was $356,000 for the quarter ended March 31, 2001, compared to $413,000 for the same period in 2000. Cash was utilized to make payments of $282,000 for additions to property, plant and equipment, $21,000 for payment on long-term debt and $100,000 for stock repurchases.

       We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our new line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

       We are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


Item 2. Changes in Securities and Use of Proceeds

       None.


Item 3. Defaults upon Senior Securities

       None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

       None.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            10.1 First Amendment of Credit Agreement, with Wells Fargo Bank Montana, NA, filed herewith.

            10.2 Promissory Note, with Wells Fargo Bank Montana, NA, filed herewith.

            10.3 Third Amendment of and Addendum to Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral Real Estate Mortgage, with Wells Fargo Bank Montana, NA, filed herewith.

       (b)  Reports on Form 8-K.

          None.



                                  SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORESOURCES, INC.


May 14, 2001


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer