Form 10QSB
period 2001-06-30
GEORESOURCES INC
filed 2001-08-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2001.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________.

Commission File Number  0-8041


                              GeoResources, Inc.
      (Exact name of small business issuer as specified in its charter)


           Colorado                                    84-0505444
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


         1407 West Dakota Parkway,  Suite 1-B,  Williston,  ND 58801
                   (Address of principal executive offices)

Issuer's telephone number:  (701) 572-2020
                   _________________________________________

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


                Class                            Outstanding at August 6, 2001
Common Stock, par value $.01 per share                  3,831,902 shares
         ____________________________________________________________


                              GEORESOURCES, INC.
                                    INDEX



                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                   3
        (June 30, 2001 and December 31, 2000)

     Consolidated Statements of Operations                         4
        (Three months ended June 30, 2001 and 2000
         and six months ended June 30, 2001 and 2000)

     Consolidated Statements of Cash Flows                         5
        (Six months ended June 30, 2001 and 2000)

     Notes to Consolidated Financial Statements                    6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7

PART II.  OTHER INFORMATION                                       10


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                June 30,      December 31,
                                                  2001            2000
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    362,403    $    315,191
  Trade receivables, net                           858,869         923,173
  Inventories                                      190,223         248,505
  Prepaid expenses                                  53,892          15,659

          Total current assets                   1,465,387       1,502,528

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 21,096,031      20,647,855
     Properties not subject to amortization        150,060         119,517
  Leonardite plant and equipment                 3,244,605       3,242,105
  Other                                            750,167         737,925

                                                25,240,863      24,747,402

  Less accumulated depreciation, depletion
   amortization and impairment                 (19,263,602)    (18,945,190)

          Net property, plant and equipment      5,977,261       5,802,212

OTHER ASSETS:
  Mortgage loans receivable, related party         103,321         103,321
  Other                                             52,944          42,225

          Total other assets                       156,265         145,546

TOTAL ASSETS                                  $  7,598,913    $  7,450,286

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    696,323    $    685,909
  Income taxes payable                              35,000          75,000
  Accrued expenses                                 187,886         192,722
  Current maturities of long-term debt             125,000         125,000

          Total current liabilities              1,044,209       1,078,631

LONG-TERM DEBT, less current maturities            372,917         375,000
DEFERRED INCOME TAXES                              321,000         284,000

          Total liabilities                      1,738,126       1,737,631

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,853,102
   and 3,912,502 shares, respectively               38,531          39,125
  Additional paid-in capital                       496,991         612,571
  Retained earnings                              5,325,265       5,060,959

          Total stockholders' equity             5,860,787       5,712,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  7,598,913    $  7,450,286

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                 2001         2000         2001         2000

OPERATING REVENUES:
  Oil and gas sales          $   789,217  $ 1,011,032  $ 1,671,722  $ 2,125,330
  Leonardite sales               274,165      191,725      553,375      318,645

                               1,063,382    1,202,757    2,225,097    2,443,975


OPERATING COSTS AND EXPENSES:
  Oil and gas production         401,434      386,500      899,905      820,167
  Cost of leonardite sold        205,474      144,090      457,210      280,263
  Depreciation and depletion     157,530      156,232      318,412      318,364
  Selling, general and
   administrative                130,347      114,429      241,213      215,242

                                 894,785      801,251    1,916,740    1,634,036

          Operating income       168,597      401,506      308,357      809,939


OTHER INCOME (EXPENSE):
  Interest expense               (10,746)     (42,931)     (24,802)     (84,388)
  Interest income                  3,445        8,165        7,100       12,636
  Other income, net                5,325        4,525       10,651        9,850

                                  (1,976)     (30,241)      (7,051)     (61,902)

          Income before
           income taxes          166,621      371,265      301,306      748,037


  Income tax expense              20,000       34,000       37,000       68,000

          Net income         $   146,621  $   337,265  $   264,306  $   680,037


EARNINGS PER SHARE:

          Net income,
           basic and diluted $       .04  $       .08  $       .07  $       .17

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                  2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    264,306    $    680,037
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    318,412         318,364
     Deferred income taxes                          37,000          56,000
     Other                                           4,281           1,125
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                            64,304          16,911
       Inventories                                  58,282         (13,143)
       Prepaid expenses and other                  (38,233)          4,550
      Increase (decrease) in:
       Accounts payable                            232,197        (248,417)
       Income taxes payable                        (40,000)             --
       Accrued expenses                             (4,836)         (3,704)

          Net cash provided by
           operating activities                    895,713         811,723

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (713,244)       (235,511)

          Net cash used in investing activities   (713,244)       (235,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                50,000              --
  Principal payments on long-term debt             (52,083)       (350,008)
  Debt issue costs                                 (15,000)             --
  Cost to purchase common stock                   (118,174)        (54,811)

          Net cash used in financing activities   (135,257)       (404,819)

NET INCREASE IN CASH AND EQUIVALENTS                47,212         171,393

CASH AND EQUIVALENTS, beginning of period          315,191         423,361

CASH AND EQUIVALENTS, end of period           $    362,403    $    594,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     24,802    $     84,388
     Income taxes                                   45,625           1,250

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2001, and the results of operations and cash flows for the three months and six months ended June 30, 2001 and 2000.

     The results of operations for the periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Presented below are our identifiable net assets as of June 30, 2001 and December 31, 2000:

                                                  2001            2000

           Oil and gas                        $  5,514,718    $  5,333,322
           Leonardite                            1,116,282       1,195,744
           General corporate activities            967,913         921,220

                                              $  7,598,913    $  7,450,286

     Presented below is information concerning our operating segments for the three- and six-month periods ended June 30, 2001 and 2000:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                 2001         2000         2001         2000
   Revenue:
     Oil and gas             $   789,217  $ 1,011,032  $ 1,671,722  $ 2,125,330
     Leonardite                  274,165      191,725      553,375      318,645

                             $ 1,063,382  $ 1,202,757  $ 2,225,097  $ 2,443,975

   Income (loss) before income taxes:
     Oil and gas             $   261,934  $   498,226  $   516,398  $ 1,046,519
     Leonardite                   32,226       15,782       27,215      (23,120)
     General corporate
      activities                (125,563)    (112,502)    (235,256)    (213,460)
     Other income and
      expenses                    (1,976)     (30,241)      (7,051)     (61,902)

                             $   166,621  $   371,265  $   301,306  $   748,037


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


Results of Operations - Three Months and Six Months Ended June 30, 2001,
                        compared to Three Months and Six Months Ended June 30, 2000

       Information concerning our oil and gas operations for the three months and six months ended June 30, 2001, is set forth in the table below:

                            Oil and Gas Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2000       Ended       From 2000
                          June 30, 2001    Period     June 30, 2001    Period

Oil and gas production
 sold (BOE)                     35,563      (12%)           73,310      (13%)

Average price per BOE     $      22.19      (12%)      $     22.80      (10%)

Oil and gas revenue       $    789,217      (22%)      $ 1,671,722      (21%)

Production costs          $    401,434        4%       $   899,905       10%

Average production cost
 per BOE                  $      11.29       17%       $     12.28       25%


       Oil and gas production sold during the second quarter of 2001 decreased by 4,700 barrels of oil equivalent (BOE) or 12% compared to the same quarter in 2000 and decreased 10,500 BOE or 13% for the first half of 2001. These declines are due to our reduced level of new drilling in recent years, which was caused by several factors. Drilling levels in 1998 and 1999 were sharply curtailed in the face of substantially lower oil and gas prices during those times. Drilling in 2000 and on into the first half of 2001 was lower due to our decision to reduce our debt substantially and thereby strengthen our balance sheets. In addition, our drilling activity in 2001 has been hampered by shortages in the availability of manpower and equipment; however, we anticipate increased activity in the second half of the year as our work moves forward on contractors' schedules. Currently we have tentative scheduling from drilling contractors for 2 gross (2 net) wells in Bottineau County, North Dakota and a sidetrack out of existing casing for 1 gross (0.25 net) well in Stark County. In the first half of 2001, we participated in the drilling of 1 gross (0.08 net) horizontal leg into a 12,000 foot Red River zone, but production results so far have been disappointing on that non-operated Richland County, Montana test. We are also in the process of returning our Hammond Gas Field in southeast Montana to production and expect to accomplish several workovers of existing wells in Bottineau County before the end of 2001.

       Oil and gas revenue decreased $222,000 or 22% for the three months ended June 30, 2001 and decreased $454,000 or 21% for the six months ended June 30, 2001 compared to the same periods in 2000. The decline was due in part to the lower volumes sold, previously discussed and to a $2.95 decrease in average price per BOE or 12% for the second quarter of 2001 and $2.56 decrease in average price per BOE or 10% for the first half of 2001 compared to the same periods in 2000.

       For the second quarter of 2001, oil and gas production costs were essentially stable with the prior year rising $14,900 or 4%. However, the first half of 2001 costs were $80,000 or 10% higher than the year before due to the larger increase in the first quarter of this year. Production costs were higher both due to generally higher expenses for related goods and services (particularly petroleum based fuels and chemicals) and due to the fact that we continue to dedicate more funds to discretionary repairs and maintenance during times of plentiful cash flow. Production costs on a per-equivalent-barrel basis for the second quarter of 2001 increased $1.68 or 17% and increased $2.49 or 25% the first half of 2001 compared to the same period in 2001 for the reasons previously discussed.


       Information concerning our leonardite operations for the three months and six months ended June 30, 2001, is set forth in the table below:

                            Leonardite Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2000       Ended       From 2000
                          June 30, 2001    Period     June 30, 2001    Period

Leonardite production
 sold (tons)                     3,007       39%             6,117       66%

Average revenue per ton   $      91.18        3%       $     90.47        4%

Leonardite revenue        $    274,165       43%       $   553,375       74%

Cost of leonardite sold   $    205,474       43%       $   457,210       63%

Average production cost
 per ton                  $      68.33        3%       $     74.74       (2%)


       Leonardite production sold increased 843 tons or 39% and 2,437 tons or 66%, respectively, for the three- and six-month periods ended June 30, 2001, compared to the equivalent periods in 2000. We believe these increases are due to higher product demand associated with more drilling activity in the gulf coast area.

       Leonardite revenue increased $82,000 or 43% and $235,000 or 74%, respectively, for the three- and six-month periods ended June 30, 2001 compared to the prior periods. These increases are due to the higher sales discussed above. Revenue per ton for the three- and six- month periods ended June 30, 2001 varied only slightly within a normal range of average revenue for several products compared to the same periods in 2000.

       Cost of leonardite sold increased $61,000 or 43% and $177,000 or 63% for the three- and six-month periods, respectively compared to the same periods in 2000. Essentially all of the cost increases were related to the higher volume of products sold in both periods. Average per ton production costs for the three months ended June 30, 2001 varied only slightly from the prior periods.


                            Consolidated Analysis

        Total operating revenues decreased $139,000 or 12% and $219,000 or 9% for the three- and six-month periods ended June 30, 2001, compared to the same periods in 2000. These decreases were due to the lower oil production and prices, which were partially offset by the increase in leonardite revenues. Total operating expenses increased $94,000 or 12% and $283,000 or 17% for the three- and six-month periods of 2001, respectively, compared to the same periods in 2000. These increases were due in part to increased leonardite and oil and gas expenses discussed above, but selling, general and administrative costs also increased because we are expanding our offices and personnel in preparation of anticipated higher levels of activity in both of our business segments. As a result of revenues and expenses, operating income decreased to $169,000 and $308,000, respectively, for the three- and six-month periods ended June 30, 2001, compared to $402,000 and $810,000 for the same periods in 2000.

        Other income and expenses were significantly lower in both 2001 periods, compared to 2000, due essentially to paying down a substantial portion of our debt in 2000. After a charge for income taxes, consolidated operations yielded a net income of $147,000 or $.04 per share and $264,000 or $.07 per share for the three- and six-month periods ended June 30, 2001, compared to a net income of $337,000 or $.08 per share and $680,000 or $.17 per share for the same periods in 2000.


                       Liquidity and Capital Resources

       At June 30, 2001, we had working capital of $421,000 compared to working capital of $424,000 at December 31, 2000. Our current ratio was
1.40 to 1 at June 30, 2001, compared to 1.39 to 1 at year-end 2000.

       Net cash provided by operating activities was $896,000 for the six months ended June 30, 2001, compared to $812,000 for the same period in 2000. Cash was utilized to make payments of $713,000 for additions to property, plant and equipment, $52,000 for payments on long-term debt and $118,000 for stock repurchases.

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


Item 2. Changes in Securities and Use of Proceeds.

       None.


Item 3. Defaults upon Senior Securities.

       None.


Item 4. Submissions of Matters to a Vote of Securities Holders.

       Our Annual Meeting was held on June 7, 2001. Directors elected were Duane Ashley, Dennis Hoffelt, Paul Krile, Cathy Kruse, and J. P. Vickers.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

          None.

       (b)  Reports on Form 8-K.

          None.


                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORESOURCES, INC.


August 13, 2001


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer