Form 10QSB
period 2001-09-30
GEORESOURCES INC
filed 2001-11-13
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001.

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


                Class                          Outstanding at October 15, 2001
Common Stock, par value $.01 per share                3,804,452 shares
         ____________________________________________________________


                              GEORESOURCES, INC.
                                    INDEX



                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (September 30, 2001, and December 31, 2000)

     Consolidated Statements of Operations                          4
        (Three months ended September 30, 2001, and 2000
         and nine months ended September 30, 2001, and 2000)

     Consolidated Statements of Cash Flows                          5
        (Nine months ended September 30, 2001, and 2000)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION                                        10


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                              September 30,    December 31,
                                                  2001            2000
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    351,111    $    315,191
  Trade receivables, net                           794,240         923,173
  Inventories                                      188,737         248,505
  Prepaid expenses                                  44,827          15,659

          Total current assets                   1,378,915       1,502,528

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 21,254,295      20,647,855
     Properties not subject to amortization        180,354         119,517
  Drilling rig and equipment                       475,247              --
  Leonardite plant and equipment                 3,244,605       3,242,105
  Other                                            757,462         737,925

                                                25,911,963      24,747,402
  Less accumulated depreciation, depletion,
   amortization and impairment                 (19,445,908)    (18,945,190)

          Net property, plant and equipment      6,466,055       5,802,212

OTHER ASSETS:
  Mortgage loans receivable, related party              --         103,321
  Other                                             51,069          42,225

          Total other assets                        51,069         145,546

TOTAL ASSETS                                  $  7,896,039    $  7,450,286

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    596,813    $    685,909
  Income taxes payable                                  --          75,000
  Accrued expenses                                 211,622         192,722
  Current maturities of long-term debt             125,000         125,000

          Total current liabilities                933,435       1,078,631

LONG-TERM DEBT, less current maturities            716,667         375,000
DEFERRED INCOME TAXES                              338,000         284,000

          Total liabilities                      1,988,102       1,737,631

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,814,302
   and 3,912,502 shares, respectively               38,143          39,125
  Additional paid-in capital                       427,805         612,571
  Retained earnings                              5,441,989       5,060,959


          Total stockholders' equity             5,907,937       5,712,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  7,896,039    $  7,450,286

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2001         2000         2001         2000

OPERATING REVENUES:
  Oil  and gas sales         $   860,597  $ 1,247,542  $ 2,532,319  $ 3,372,872
  Leonardite sales               191,190      162,350      744,565      480,995

                               1,051,787    1,409,892    3,276,884    3,853,867


OPERATING COSTS AND EXPENSES:
  Oil and gas production         492,133      437,549    1,392,038    1,257,716
  Cost of leonardite sold        149,204      138,259      606,414      418,522
  Depreciation and depletion     182,306      185,640      500,718      504,004
  Selling, general and
   administrative                101,647       88,820      342,860      304,062

                                 925,290      850,268    2,842,030    2,484,304

          Operating income       126,497      559,624      434,854    1,369,563


OTHER INCOME (EXPENSE):
  Interest expense               (10,473)     (37,955)     (35,275)    (122,343)
  Interest income                 12,626        6,502       19,726       19,138
  Other income, net                5,074        5,325       15,725       15,175

                                   7,227      (26,128)         176      (88,030)

          Income before
           income taxes          133,724      533,496      435,030    1,281,533


  Income tax expense              17,000       49,000       54,000      117,000

          Net income         $   116,724  $   484,496  $   381,030  $ 1,164,533


EARNINGS PER SHARE:

          Net income,
           basic and diluted $      .03   $       .12  $       .10  $       .29

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                  2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    381,030    $  1,164,533
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    500,718         504,004
     Deferred income taxes                          54,000          85,000
     Other                                           6,156           1,696
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           128,933         (83,451)
       Inventories                                  59,768           8,014
       Prepaid expenses and other                  (29,168)         (7,575)
      Increase (decrease) in:
       Accounts payable                           (108,653)       (334,074)
       Income taxes payable                        (75,000)             --
       Accrued expenses                             18,900          40,836

            Net cash provided by
             operating activities                  936,684       1,378,983

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (1,143,004)       (471,560)
  Collection of mortgage loans receivable          103,321              --

            Net cash used in
             investing activities               (1,039,683)       (471,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings               425,000              --
  Principal payments on long-term debt             (83,333)       (885,008)
  Debt issue costs                                 (15,000)             --
  Cost to purchase common stock                   (187,748)       (104,271)

            Net cash provided by (used in)
             financing activities                  138,919        (989,279)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     35,920         (81,856)

CASH AND EQUIVALENTS, beginning of period          315,191         423,361

CASH AND EQUIVALENTS, end of period           $    351,111    $    341,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     35,275    $    122,343
     Income taxes                                   73,973           1,320

See Notes to Consolidated Financial Statements.


                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2001, and the results of operations and cash flows for the three months and nine months ended September 30, 2001, and 2000.

     The results of operations for the periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Presented below are our identifiable net assets as of September 30, 2001, and December 31, 2000:

                                                  2001            2000

           Oil and gas                        $  6,002,543    $  5,333,322
           Leonardite                            1,039,219       1,195,744
           General corporate activities            854,277         921,220

                                              $  7,896,039    $  7,450,286

     Presented below is information concerning our operating segments for the three- and nine-month periods ended September 30, 2001, and 2000:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2001         2000         2001         2000
   Revenue:
     Oil and gas             $   860,597  $ 1,247,542  $ 2,532,319  $ 3,372,872
     Leonardite                  191,190      162,350      744,565      480,995

                             $ 1,051,787  $ 1,409,892  $ 3,276,884  $ 3,853,867

   Income (loss) before income taxes:
     Oil and gas             $   218,087  $   655,233  $   734,485  $ 1,701,752
     Leonardite                   10,550       (5,983)      37,765      (29,103)
     General corporate
      activities                (102,140)     (89,626)    (337,396)    (303,086)
     Other income and
      expenses                     7,227      (26,128)         176      (88,030)

                             $   133,724  $   533,496  $   435,030  $ 1,281,533


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


Results of Operations - Three Months and Nine Months Ended September 30, 2001, compared to Three Months and Nine Months Ended September 30, 2000.

       Information concerning our oil and gas operations for the three months and nine months ended September 30, 2001, is set forth in the table below:

                            Oil and Gas Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)     Nine Months  (Decrease)
                              Ended       From 2000       Ended       From 2000
                         Sept. 30, 2001    Period     Sept. 30, 2001   Period

Oil and gas production
 sold (BOE)                     41,144       (9%)          114,454      (11%)

Average price per BOE     $      20.92      (25%)      $     22.13      (16%)

Oil and gas revenue       $    860,597      (31%)      $ 2,532,319      (25%)

Production costs          $    492,133       12%       $ 1,392,038       11%

Average production cost
 per BOE                  $      11.96       23%       $     12.16       25%


        Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), declined 3,823 BOE or 9% and 14,303 BOE or 11% for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. These changes in the two periods between 2000 and 2001 reflect the normal declines of our wells due to our reduced level of drilling in recent years. As previously reported, the most recent factor hampering our level of drilling has been a shortage of drilling rigs available in the Williston Basin, particularly shallow hole rigs suited for the east flank of the Williston Basin. During the third quarter 2001, we located a drilling rig for sale in Canada that we purchased in early September. This rig requires 60 to 90 days of retrofitting by rig rebuilding machinists to ready it for actual drilling operations, which is in progress at this time. Our intention, once the retrofitting is completed, is to make it available to drill wells both for us and other operators. We believe that the rig will be ready for service in December 2001.

        The average oil price for the third quarter declined to $20.92, falling $6.82 or 25% below the same period in 2000. The nine-month period price average fell to $22.13, a drop of $4.07 or a 16%. Due in part to the tragedies on September 11, 2001, oil values on world markets have declined substantially. At this time we do not know how much effect these lower prices will have on our future operations and financial position, but protracted periods of lower oil values will have a material adverse effect on our revenues. Oil and gas revenue for the three- and nine-month periods ended September 30, 2001, followed closely the combination of diminished oil prices and production declines discussed above. This resulted in quarterly and nine-month oil and gas revenues of $861,000 and $2,532,000, respectively.

        Oil and gas production costs increased $55,000 or 12% and $134,000 or 11% for the three- and nine-month periods of 2001, respectively, when compared to the same periods in 2000. The increase in both periods was primarily due to higher repair, maintenance and workover costs as we continued our efforts to maintain production from existing wells. Production costs expressed on a per-equivalent-barrel basis were 23% higher for the three-month period and 25% higher for the nine-month period of 2001 when compared to the same periods in 2000. These increases basically reflect the same higher costs discussed above.


Information concerning our leonardite operations for the three months and nine months ended September 30, 2001, is set forth in the table below:

                            Leonardite Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Nine Months   (Decrease)
                              Ended       From 2000       Ended       From 2000
                         Sept. 30, 2001    Period     Sept. 30, 2001   Period

Leonardite production
 sold (tons)                     1,812       (1%)            7,929       44%

Average revenue per ton   $     105.51       18%       $     93.90        7%

Leonardite revenue        $    191,190       18%       $   744,565       55%

Cost of leonardite sold   $    149,204        8%       $   606,414       45%

Average production cost
 per ton                  $      82.34        9%       $     76.48        1%

        Leonardite production sold for the three-month period ended September 30, 2001, was virtually flat with the prior year; however, nine-month 2001 production was 2,400 tons or 44% higher due to the strength of sales in the first two quarters of this year. Although third quarter 2001 produced tonnage was essentially even with the prior year, the percentage of specialty products was substantially higher in 2001. We are not aware of any particular reason for this increase in specialty product orders by customers.

        Leonardite revenue increased $29,000, or 18% and $264,000 or 55%, respectively, for the three and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The change in revenue in the three-month period was primarily due to almost twice the volume of specialty products sold, compared to the same period a year earlier. Average revenue per ton for the three months ended September 30, 2001, was $105.51, which was up 18% and for the nine-month period, $93.90 which was up 7%. This was again due to an overall increase of specialty product sales, which have a higher profit margin. The increase of specialty product sold was 92% for the three-month period compared to the same period in 2000.

        Cost of leonardite sold increased for both the three-and nine-month periods ended September 30, 2001, compared to the same periods in 2000. Average per ton production costs increased 9% and 1%, respectively, for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. The three-month increase was related primarily to increased costs related to the specialty products sold.


                            Consolidated Analysis

        Total operating revenues decreased $358,000 or 25% and $577,000 or 15%, respectively, for the three- and nine-month periods ended September 30, 2001, compared to the same periods in 2000. These decreases were due to lower oil production and prices, which were partially offset by the increased leonardite revenues. Total operating expenses increased
$75,000 or 9% and $358,000 or 14% for the three- and nine-month periods of 2001, respectively, compared to the same periods in 2000. These increases were primarily due to increased leonardite and oil and gas expenses discussed above. As a result of revenues and expenses, operating income decreased to $126,000 and $435,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to operating income of $560,000 and $1,370,000 for the same periods in 2000.

        Interest expense was significantly lower in both 2001 periods, compared to 2000, due to paying down a substantial portion of our debt in 2000. After provisions for income taxes, the result of consolidated operations yielded a net income of $134,000 or $.03 per share and $398,000 or $.10 per share for the three- and nine-month periods ended September 30, 2001, compared to a net income of $484,000 or $.12 per share and $1,165,000 or $.29 per share for the same periods in 2000.


                       Liquidity and Capital Resources

       At September 30, 2001, we had working capital of $445,000 compared to working capital of $424,000 at December 31, 2000. Our current ratio was
1.48 to 1 at September 30, 2001, compared to 1.39 to 1 at year-end 2000.

       Net cash provided by operating activities was $937,000 for the nine months ended September 30, 2001, compared to $1,379,000 for the same period in 2000. Cash was utilized to make payments of $1,143,000 for additions to property, plant and equipment, $83,000 for payments on long-term debt and $188,000 for stock repurchases.

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


November 13, 2001


                                      /S/  J. P. Vickers
                                      J. P. Vickers
                                      Chief Executive Officer
                                      Chief Financial Officer