Form 10KSB
period 2001-12-31
GEORESOURCES INC
filed 2002-04-01
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number - 0-8041

                              GeoResources, Inc.
            (Exact name of Registrant as specified in its charter)

          Colorado                                        84-0505444
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)      Identification No.)

          1407 West Dakota Parkway, Suite 1-B                  58801
          Williston, North Dakota                         (Zip Code)
          (Address of Principal executive offices)

(Issuer's telephone number including area code)               (701) 572-2020

     Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, par value $0.01
                   ----------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]
                   ----------------------------------------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                   ----------------------------------------
Issuer's revenues for its most recent fiscal year. $3,977,703
                   ----------------------------------------
The aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity held by nonaffiliates as of March 1, 2002, was approximately $4,823,015.

Shares  of  $0.01  par value  Common  Stock  outstanding  at  March 1,
2002:  3,787,477
                   ----------------------------------------
Documents Incorporated By Reference - None
-------------------------------------------------------------------------------

                                    PART I.


ITEM 1.  BUSINESS


  General Development of Business

  GeoResources, Inc. is a natural resources company engaged in three principal business segments: 1) oil and gas exploration, development and production; 2) oil and gas drilling; and 3) mining of leonardite (oxidized lignite coal) and manufacturing of leonardite based products which are sold primarily as oil and gas drilling mud additives. We were incorporated under Colorado law in 1958 and were originally engaged in uranium mining. We built our first leonardite processing plant in 1964 in Williston, North Dakota, and began participating in oil and gas exploration and production in 1969. In 1982, we completed construction of a larger leonardite processing plant in Williston that is in use today. Financial information about our three operating segments is presented in Note B to the Financial Statements in Item 8 of this report.

  Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or variations of these words or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

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

  As of December 31, 2001, we had developed oil and gas leases covering approximately 14,600 net acres in Montana and North Dakota, and during 2001 sold an average 416 net equivalent barrels of oil per day from 134 gross (105 net) productive wells located primarily in North Dakota.

  We sell our crude oil to purchasers with facilities located near our wells. Our gas reserves are also contracted to purchasers in the area near our wells.


  Oil and Gas Drilling

  Due to a shortage of working drilling rigs we believe exists in some portions of the Williston Basin area, we elected to form a subsidiary company to own and operate a rig for our own use and for contract drilling operations. In September 2001, we purchased a drilling rig capable of drilling to 8,000 feet. After retrofitting, the rig was deployed in the north central region of North Dakota. From time to time, the rig will be used to drill our prospects; however, the drilling company will also contract with other entities to drill third party wells. Our management believes that the acquisition of this rig will accelerate the development of our leasehold acreage while providing an additional revenue stream through contract drilling. In January 2002, our new subsidiary company, Western Star Drilling Company ("WSDC"), was incorporated. We transferred the rig and all related equipment to WSDC in exchange for 100% of WSDC's outstanding stock. Currently, we are in discussions with our bank and expect to transfer all, or a major portion, of the associated debt to WSDC.


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

  In 2001, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for the plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity has remained at relatively low levels for periods of time during the past several years. We have no significant supply contracts with individual customers.


  Status of Products, Services or Industry Segments in Development

  We own 84% of the voting stock of Belmont Natural Resource Company, Inc. ("BNRC"), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 3,273 gross acres (2,804 net) on a gas prospect in the State of Washington.

  In addition to our three principal business segments, we own a nonproducing silver property in Arizona. (See Item 2.) We also own a minor amount of geothermal and other mineral rights in Oregon. We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2002.

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


  Major Customers

  In 2001, we sold our crude oil to 22 purchasers. Flint Hills Resources (formerly Koch Petroleum Group, L.P.) was the major purchaser, accounting for approximately 71% of our oil and gas revenue in 2001 or approximately 55% of our total operating revenue. Management believes there are other crude oil purchasers to whom we would be able to sell our oil if any of our current purchasers discontinued purchasing from us.

  In 2001, we sold leonardite products to 35 customers. The largest customer in 2001 for leonardite products made purchases totaling 37% of our mining and manufacturing revenue or approximately 8% of our total operating revenue.


  Backlog Orders, Research and Development

  We do not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, we enter into short-term contracts to deliver any quantities of oil or gas; however, no significant backlog exists. Our oil and gas division order contracts and any off-lease-marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions and generally do not require long-term delivery of fixed quantities of oil or gas. We have not spent any material time or funds on research and development and do not expect to do so in the foreseeable future.


  Competition

  Oil and Gas. In addition to being highly speculative, the oil and gas business is intensely competitive among the many independent operators and major oil companies in the industry. Many competitors possess financial resources and technical facilities greater than those available to us and they may, therefore, be able to pay more for desirable properties or to find more potentially productive prospects. However, we believe we have the ability to obtain leasehold interests which will be sufficient to meet our oil and gas needs in the foreseeable future.


  Leonardite Products. Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found. Our leonardite products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud. In addition, leonardite deposits are available in other areas within the United States, and competitors may be able to enter the leonardite business with relative ease. At the present time, similar products are marketed by other companies who mine, process and market leonardite products. Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite deposits. In addition, higher fuel prices can significantly affect our leonardite operations because our processing is located in a colder climate.


  Contract Drilling. The contract drilling business is highly competitive. Contract drilling competition involves price, efficiency, rig availability, rig condition, reputation, customer relations and many other factors. Although the contract drilling rig business can be competitive, we believe there is a shortage of drilling rigs available in some areas of the Williston Basin.

  Contract drilling and oil and natural gas activities are subject to a number of risks and hazards. These could cause serious injury or death to persons, suspension of drilling operations, serious damage to equipment or property of others, and damage to producing formations in surrounding areas. Our operations could also cause environmental damage, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, we could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect our operations and financial condition. We believe we are adequately insured or indemnified against normal and foreseeable risks in our operations in accordance with industry standards. However, such insurance or indemnification may not be adequate to protect us against liability from all consequences of well disasters, extensive fire damage or damage to the environment. Likewise, we cannot guarantee that we will be able to maintain adequate insurance in the future at reasonable rates or that any particular types of coverage will be available.


  Environmental Regulations

  All of our operations are generally subject to numerous stringent federal, state and local environmental regulations under various acts including the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Water Pollution Control Act; and the Resources Conservation and Recovery Act.

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


  Employees

  At March 15, 2002, we employed 16 persons on a full-time basis, including our officers. None of our employees are represented by unions. We consider our relationships with our employees to be excellent.


ITEM 2.  PROPERTIES

  Our properties consist of five main categories: Office, oil and gas exploration and production, oil and gas drilling rig, leonardite plant and mine, and a nonproducing silver property. Certain of these properties are mortgaged to our bank. See Note E to the Financial Statements for further information.


  Office

  We own an 18,000 square foot office building, which is located on a one-acre lot in Williston, North Dakota. We use about 9,000 square feet of the building and rent the remainder to unaffiliated businesses.

  Oil and Gas Exploration and Production

  We own developed oil and gas leases totaling 19,179 gross (14,613 net) acres as of December 31, 2001, plus associated production equipment. We also own a number of undeveloped oil and gas leases. The acreage and other additional information concerning our oil and gas operations are presented in the following tables.


  Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows. All of our oil and gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note L to the Consolidated Financial Statements. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum engineering firm in Williston, North Dakota. We have no long-term supply or similar agreements with foreign governments or authorities, and we do not own an interest in any reserves accounted for by the equity method.


  Net Oil and Gas Production, Average Price and Average Production Cost. The net quantities of oil and gas produced and sold by us for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

                                  Oil & Gas
------------------------------------------------------------------------------
                                          AVERAGE     AVERAGE
         NET         NET         NET        OIL         GAS        AVERAGE
         OIL         GAS      OIL & GAS    SALES       SALES        PROD.
         PROD.       PROD.      PROD.      PRICE       PRICE       COST PER
YEAR    (BBLS)       (MCF)      (BOE)*    PER BBL     PER MCF       BOE**
------------------------------------------------------------------------------
2001   149,916      11,496     151,832     $20.25      $2.40        $12.23
2000   165,156      10,139     166,846     $26.75      $1.80        $ 9.94
1999   182,356       8,042     183,696     $14.70      $1.10        $ 6.61
------------------------------------------------------------------------------

*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.


  Gross and Net Productive Wells As of December 31, 2001, our total gross and net productive wells were as follows:

                              Productive Wells*
------------------------------------------------------------------------
          OIL                      GAS                     TOTAL
----------------------   ----------------------   ----------------------
GROSS WELLS  NET WELLS   GROSS WELLS  NET WELLS   GROSS WELLS  NET WELLS
------------------------------------------------------------------------
    108        80.13          26        25.25         134       105.38
------------------------------------------------------------------------

*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production.


  Gross and Net Developed and Undeveloped Acres. As of December 31, 2001, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*
-------------------------------------------------------------------------
                   DEVELOPED          UNDEVELOPED              TOTAL
                ---------------     ----------------     ----------------
                GROSS      NET      GROSS      NET        GROSS      NET
-------------------------------------------------------------------------
Montana         9,320     7,663     31,693    32,442     41,013    40,105
North Dakota    9,859     6,950     61,978    31,090     71,837    38,040
Washington          0         0      3,273     2,804      3,273     2,804
               ------    ------     ------    ------    -------    ------
ALL STATES     19,179    14,613     96,944    66,336    116,123    80,949
               ======    ======     ======    ======    =======    ======
-------------------------------------------------------------------------
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.


  Exploratory Wells and Development Wells. For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by us was as set forth below. Although we did not drill any productive or dry wells in 1999, we drilled
1.99 net service wells in order to attempt to increase production in a waterflood of an existing field.

----------------------------------------------------------------------------
            NET EXPLORATORY         NET DEVELOPMENT     TOTAL NET PRODUCTIVE
YEAR         WELLS DRILLED           WELLS DRILLED      OR DRY WELLS DRILLED
----      ------------------      ------------------    --------------------
          PRODUCTIVE     DRY      PRODUCTIVE     DRY
----------------------------------------------------------------------------
2001         0.00        0.00        0.00        0.00            0.00
2000         0.00        0.00        0.83        0.00            0.83
1999         0.00        0.00        0.00        0.00            0.00
----------------------------------------------------------------------------

  Present Activities. From January 1, 2002, to March 15, 2002, we drilled and completed two gross (1.99 net)development wells in the South Starbuck Madison Unit in Bottineau County, North Dakota.


  Supply Contracts or Agreements. We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short-term contracts customary in division orders and off lease marketing arrangements within the industry.


  Reserve Estimates Filed with Agencies. Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2001, 2000 and 1999 is included as unaudited information in Note L to the Consolidated Financial Statements. In 1999, information concerning portions of the Company's estimated proved oil and gas reserves was provided to the U.S. Department of Energy for fiscal 1998.


  Oil and Gas Drilling Rig. During 2001 we purchased and retro-fitted a drilling rig and dedicated it to a subsidiary company so it would be available to drill wells for us and other operators. We have designated this Rig E25, and it is capable of depths from 3,000 to 8,000 feet. Two of its primary components are a Drilling Structures Inc. mast rated at a 350,000 pound hook load and an Emsco Model GB-250 drawworks. It is our expectation that this rig would only be utilized to drill domestic wells, which would be located in the United States portion of the Williston Basin.


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

------------------------------------------------------------------------------
                             FINISHED             AVERAGE
                             PRODUCTS           SALES PRICE
               YEAR           (TONS)              PER TON
------------------------------------------------------------------------------
               2001           9,779               $93.42
               2000           7,696               $87.83
               1999           7,736               $84.26
------------------------------------------------------------------------------

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


  Silver Property

  We own seven patented mining claims and 15 unpatented mining claims in the Tonto National Forest in Pinal County, Arizona. These claims, known as the Reymert Silver Property, produced silver sporadically since the 1880's. We are in negotiations with another Arizona company to license this property for producing and marketing decorative rock, boulders, riprap, road-base material and similar commercial rock products under an agreement very similar to one with a former Arizona company that was terminated effective November 1, 2000. Some of the principals at the new company were also involved with the prior one, so they are familiar with the property. Our negotiations contemplate we would receive a 10% royalty of gross selling prices on all rock products produced and sold from the property and a minimum royalty of $250 per month. We have no plans to devote significant financial resources to this property in 2002; however, we are cooperating to have it developed for commercial rock production and continue to investigate other ways to further exploit the property.


ITEM 3.  LEGAL PROCEEDINGS

  We are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 2001, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.


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

------------------------------------------------------------------------------
                                                TRADE PRICE
                                          -----------------------
       CALENDAR                           LOWEST          HIGHEST
------------------------------------------------------------------------------
         2001       1st Quarter           $1.75             $2.12
                    2nd Quarter           $1.68             $2.46
                    3rd Quarter           $1.53             $2.16
                    4th Quarter           $1.45             $1.70
         2000       1st Quarter           $1.13             $2.25
                    2nd Quarter           $1.25             $2.13
                    3rd Quarter           $1.63             $2.50
                    4th Quarter           $1.94             $2.44
------------------------------------------------------------------------------

  As of March 15, 2002, there were approximately 1,300 holders of record of our Common Stock. We believe that there are also approximately 750 additional beneficial owners of Common Stock held in "street name".

  We have never declared or paid a cash dividend on our Common Stock nor do we anticipate that dividends will be paid in the near future. Further, certain of our financing agreements restrict the payment of cash dividends. See Note E to the Financial Statements for further information.

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------
                   2001         2000         1999         1998         1997
------------------------------------------------------------------------------
Operating
Revenue        $ 3,977,703  $ 5,112,206  $ 3,340,489  $ 2,380,651  $ 4,189,793

Net Income
(Loss)              41,818    1,414,797      481,552   (1,605,218)     766,265

Net Income
(Loss)
Per Share              .01          .36          .12         (.39)         .19

AT YEAR END:
Total Assets     8,201,719    7,450,286    7,328,840    6,704,724    8,032,328

Long-term
Debt             1,035,228      375,000    1,610,008    1,625,004      666,000

Current
Maturities         125,000      125,000      175,000      316,000      457,097

Working
Capital
(deficit)         (223,782)     423,897      638,549      111,515       18,240

Stockholders'
Equity           5,536,009    5,712,655    4,462,475    4,052,114    5,691,597
------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

  We operate through three primary segments: 1) oil and gas exploration and production; 2) oil and gas drilling; and 3) leonardite mining and processing. Our major leonardite products are oil and gas drilling mud additives.


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


CRITICAL ACCOUNTING POLICIES

  Certain accounting policies are very important to the portrayal of Company's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:


Oil and Gas Properties

  We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. The sum of net capitalized costs and estimated future development and dismantlement costs is depleted on the unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers.

  Reserve engineering is a subjective process that is dependent on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are subject to change over time as additional information becomes available. If the estimate of proved reserve volumes declines or the estimate of future development costs increases, our depletion increases, which reduces our net income.

  Also under the full cost method, we are required to record a permanent impairment provision if the net book value of our oil and gas properties less related deferred taxes exceeds a ceiling value equal to the present value of the future cash inflows from proved reserves, tax effected and discounted at 10%. The ceiling test is computed at the end of each quarter. The oil and gas prices used in calculating future cash inflows are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile and if the market prices at a period end date have decreased, we may have to record an impairment.


Revenue Recognition

  Oil revenues are recognized when production is delivered.


Impairment of Long-Lived Assets

  Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets.


Accounting for Income Taxes

  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. To the extent we believe that recovery is not likely, we must establish a valuation allowance. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our statutory depletion carryforward. After recognition of this allowance, our combined net deferred tax assets and deferred tax liabilities result in a net long-term liability. To the extent we increase or decrease the allowance in a period, we must include an expense or benefit within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our deferred tax assets.


Off Balance Sheet Arrangements

   We have no off balance sheet arrangements, special purpose entities, financing partnerships or guarantees.


New Accounting Standards

  In June 2001, the FASB issued Statement No. 143 (FAS 143) titled "Accounting for Asset Retirement Obligations". Effective for fiscal years beginning after June 15, 2002, FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is to be discounted and accretion expense recognized using the credit-adjusted-risk-free interest rate in effect when the liability was initially recognized. Upon initial application of the statement, an entity is to 1)recognize a liability for any existing asset retirement obligations adjusted for the cumulative accretion to the date of adoption of the statement and 2)recognize an asset for retirement costs capitalized as an increase to the carry amount of the associated long-lived asset adjusted for the accumulated depreciation on that capitalized cost to the date of adoption of the statement. The Company is currently assessing the impact adopting FAS 143 will have on the Company's financial position and operations.


RESULTS OF OPERATIONS


Comparison of 2001 to 2000 Revenue and Gross Margin

  Oil and gas sales were $3,064,000 in 2001 compared to $4,436,000 in 2000, a decrease of $1,372,000 or 31%. This decline in revenue was largely due to a 24% decrease in the average value we received for our oil production during 2001. The 2001 average oil price per barrel was $20.25 compared to an average of $26.75 in 2000 and $14.70 in 1999. Occasionally, we consider the use of various New York Mercantile Exchange (NYMEX) financial instruments to hedge against the risks of oil price declines.
See Note J to the Financial Statements for further information. The volume of oil and gas sold in 2001 decreased 15,000 barrels of oil equivalent
(BOE) or 9% to 152,000 BOE from 167,000 BOE in 2000. The lower 2001 production volumes sold principally followed the approximate average production decline of our wells, as a lack of rig availability and other
oilfield supplies and services severely hampered our drilling plans.   For
example, we entered into a contract to drill a well in mid-August 2001 with the only contractor available to us. Due entirely to that contractor's schedule, the well was not drilled until mid-January 2002, some five months later. This was unacceptable to us and led to our decision to get involved with drilling operations as discussed below.

  Oil and gas production costs in 2001 were $1,856,000 compared to $1,659,000 in 2000, an increase of $197,000 or 12%. These higher costs were due to two primary factors, an increase of $101,000 in repairs and maintenance costs that were incurred to make discretionary improvements to existing facilities during this period of higher cash flow, and generally higher costs of petroleum-related supplies and services including, for example, propane, electricity, treating chemicals and contract labor. Production costs expressed on a per equivalent barrel basis increased $2.29 per BOE or 23% to average $12.23 for 2001 compared to $9.94 for 2000. The increase in per barrel costs occurred as we produced more of our marginal (higher cost per barrel) wells in the oil price environment existing in the first three quarters of 2001 and performed workovers in lieu of drilling to try to maintain production. Our gross margin for 2001 oil and gas operations without deductions for depletion and selling, general and administrative (SG&A) expenses, decreased to $1,208,000 or 39% of revenue compared to $2,777,000 or 63% of revenue for the year 2000.

  During 2000 and 2001, most operators gained confidence in sustained higher energy prices that existed prior to September 11, 2001, and consequently demand for oilfield supplies and services, particularly drilling services, increased substantially. This put a strain on available resources which were already in tight supply from years of reduced activity. In north central North Dakota, the only remaining drilling contractor with a rig dedicated to the area has a corporate relationship with another operator that is a private oil and gas company that is a competitor of ours in exploration and production and acquisition activities. This fact and the unavailability of timely drilling services encouraged us to become involved in drilling operations. In September 2001, we decided to fund the acquisition and retrofitting of a drilling rig to meet our future drilling needs as well as that of other operators in the core areas of our operations, principally the Williston Basin East Flank. No actual drilling operations were commenced in 2001, but all rig rebuilding was completed and the rig spudded its first well for us on January 2, 2002. This rig is held in a North Dakota private company named Western Star Drilling Company ("WSDC") that at this time is a wholly-owned subsidiary of GeoResources, Inc. See Note A to the Financial Statements for further information.

  Leonardite product sales were $914,000 in 2001 compared to $676,000 in 2000, an increase of $238,000 or 35%. This increase was due to a combination of several factors, the main one being the increased activity of drilling in the Gulf of Mexico. Another factor was a 6% increase in average price per ton for leonardite sold in 2001 resulting from a slightly higher demand for our specialty products, which have higher selling prices and an increase in our base price for leonardite. Production sold in 2001 was 9,779 tons at an average price of $93.42 compared to 7,696 tons at an average price of $87.83 for 2000.

  Cost of leonardite sold was $824,000 in 2001 compared to $669,000 in 2000, an increase of $155,000 or 23%. Average production costs per ton were $84.29 and $86.91 for 2001 and 2000, respectively. Costs per ton decreased approximately 3% for 2001 compared to 2000 due mainly to increased production which spread fixed costs over a larger volume.

  Gross margin for 2001 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $89,000 or 10% of revenue compared to $7,000 or 1% of revenue for 2000. The increase in 2001 gross margin was primarily the result of the higher price per ton discussed above.


Comparison of 2001 to 2000 Consolidated Analysis

  Total revenue for 2001 decreased $1,134,000 or 22% to $3,978,000 from $5,112,000 in 2000. This decrease was due to the lower average oil price and the 9% lower oil production in 2001 compared to 2000.

  Total operating costs for 2001 increased by $489,000 or 14% to $3,897,000 compared to $3,408,000 in 2000. This increase in total costs resulted from increases in oil and gas production costs and costs of leonardite sold, as previously discussed, coupled with smaller increases in the other expense categories. Depreciation, depletion and amortization expense in 2001 was $745,000 or 10% higher than 2000, due to reserve values and volumes being evaluated at substantially lower prices at year end 2001 compared to year end 2000. Selling, general and administrative costs (SG&A) were $66,000 or 16% higher in 2001 compared to 2000 due to an increase in our level of operations in 2001, and the addition of one administrative employee.

  Lower 2001 total revenue and higher total operating costs resulted in operating income of $81,000 for 2001 compared to income of $1,704,000 in 2000. Nonoperating expenses declined from $97,000 in 2000 to $2,000 in 2001, due to lower interest expense. Income before taxes in 2001 was $79,000 compared to income of $1,608,000 in 2000.

  Provisions for income tax expense in 2001 was $37,000 compared to $193,000 in 2000. The amount for each year is primarily reflective of changes in our tax-deferred assets and liabilities under the provisions of SFAS No. 109. See Notes A and F to the Financial Statements for further information.

  As a result of all the factors discussed above, net income for 2001 was $42,000 or $0.01 per share compared to a net income of $1,415,000 or $0.36 per share in 2000.


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


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2001, we had current assets of $1,063,000 compared to current liabilities of $1,286,000 for a current ratio of .83 to 1 and working capital deficit of $224,000. This compares to a current ratio of
1.39 to 1 at December 31, 2000, and working capital of $424,000.

  During the year ended December 31, 2001, we generated cash flows from operating activities of $1,192,000, which was $1,112,000 less than the amount generated during 2000. This decrease was essentially due to lower oil prices and production discussed previously. We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit ("RLOC") will be sufficient to meet our short-term cash requirements. The RLOC, which had an available balance of $2,225,000 at December 31, 2001, allows borrowing until January 5, 2004, with repayment due by January 5, 2008.

  During 2001, our investing activities used $1,844,000 of cash for additions to property, plant and equipment. Approximately $968,000 of these additions was made to purchase and retrofit a drilling rig. In addition, $544,000 of capitalized costs was used to set up a centralized production facility in our South Starbuck Madison Unit, a secondary recovery unit in Bottineau County, North Dakota; a re-entry project in Stark County, North Dakota, and to pay our share of completion costs on a Red River well in Montana where we own an 8% working interest. Portions of the remaining $332,000 used in investing activities consisted of $24,000 for miscellaneous office and leonardite plant expenditures, $135,000 for unproved oil and gas property costs and $31,000 for proved property acquisition costs.

  During 2001, our financing activities consisted of $115,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements, and we used an additional $220,000 of cash to purchase our common stock on the open market. During the second half of 2001, we borrowed $775,000 on our RLOC to finance the purchase and retrofitting of our drilling rig.

  We estimate that our development costs for 2002 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be approximately $1,050,000. Planned expenditures for 2002 also include delay rentals and other exploration costs of approximately $100,000. Capital expected to be used for 2002 principal payments required under existing debt agreements is $125,000.

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

  See "Index to Consolidated Financial Statements" on page 25.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information concerning each of our directors and executive officers:

------------------------------------------------------------------------------
                          POSITION(S) WITH      PERIOD OF SERVICE AS
NAME AND AGE              THE COMPANY           A DIRECTOR OR OFFICER
------------------------------------------------------------------------------
Jeffrey P. Vickers        President and         Since 1982
  Age:  49                Director

Jeffrey B. Jennings       Vice President        Since June 2000
  Age:  45                of Land and Finance

Thomas F. Neubauer        Vice President        Since June 1992
  Age:  67                of Leonardite
                          Operations

Cathy Kruse               Secretary             Since October 1981 (officer);
  Age:  47                and Director          and since June 1996 (director)

Connie R. Hval            Treasurer             Since June 2000
  Age:  41

H. Dennis Hoffelt         Director              From 1967 through June
  Age:  61                Member of             1986; and since June 1987
                          Audit Committee

Paul A. Krile             Director              Since June 1997
  Age:  74                Member of
                          Audit Committee

Duane Ashley              Director              Since June 1999
  Age:  54                Member of
                          Audit Committee
------------------------------------------------------------------------------

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

  Cathy Kruse is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the officers or nominees.
There are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which any person was or is to be elected as a director or nominee.


  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required during fiscal year 2001, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.


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

                          Summary Compensation Table

                                               LONG TERM COMPENSATION
                                      ----------------------------------------
              ANNUAL COMPENSATION              AWARDS              PAYOUTS
          --------------------------  ----------------------- ----------------
                                                                        ALL
                               OTHER   RESTRICTED  SECURITIES          OTHER
NAME AND                       ANNUAL    STOCK     UNDERLYING  LTIP    COMPEN-
PRINCIPAL       SALARY  BONUS  COMPEN-   AWARD(S)    OPTIONS  PAYOUTS  SATION
POSITION  YEAR    ($)    ($)   SATION     ($)        SARS(#)    ($)      ($)
------------------------------------------------------------------------------
Jeffrey   2001  $90,579  -0-     -0-      N/A         -0-       N/A    $4,529
P.        2000  $84,978  -0-     -0-      N/A         -0-       N/A    $6,091
Vickers   1999  $76,307  -0-     -0-      N/A         -0-       N/A    $8,722
CEO
------------------------------------------------------------------------------

  In the preceding table, the column titled "All Other Compensation" is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

  If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees' Profit Sharing Plan and Trust (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his other compensation depending upon the total contribution to the Profit Sharing Plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. We made total contributions to the Profit Sharing Plan, matching and discretionary, for the years ended December 31, 2001, 2000 and 1999 of $24,614, $36,474, and
$37,312, respectively. As of December 31, 2001, vested amounts in the Profit Sharing Plan for all officers as a group was approximately $613,000.

 Effective July 1, 1997, we executed an Adoption Agreement Nonstandardized Code 401(k) Profit Sharing Plan that incorporated a 401(k) Plan into the existing Profit Sharing Plan. Eligible employees are allowed to defer up to 15% of their compensation and we match up to 5%.


             Aggregated Option Exercises In Last Fiscal Year and
                        Fiscal Year-End Option Values

  The following table summarizes for our Chief Executive Officer (i) the total number of shares received upon exercise of stock options during the fiscal year ended December 31, 2001, (ii) the aggregate dollar value realized upon such exercise, (iii) the total number of unexercised options, if any, held at December 31, 2001, and (iv) the value of unexercised in-the-money options, if any, held at December 31, 2001.

  In-the-money options are options where the fair market value of the underlying securities exceeds the exercise or base price of the option.
The aggregate value realized upon exercise of a stock option is the difference between the aggregate exercise price of the option and the fair market value of the underlying stock on the date of exercise. The value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise price of the option and the fair market value of the underlying stock on December 31, 2001, which was $1.55 per share. With respect to unexercised, in-the-money options, the underlying options have not been exercised, and actual gains, if any, on exercise will depend on the value of our Common Stock on the date of exercise.

------------------------------------------------------------------------------
                                                                 VALUE OF
                                               NUMBER OF        UNEXERCISED
                                              UNEXERCISED       IN-THE-MONEY
                                              OPTIONS/SARS      OPTIONS/SARS
                SHARES                        AT FY-END(#)      AT FY-END($)
              ACQUIRED ON        VALUE        EXERCISABLE/      EXERCISABLE/
NAME          EXERCISE(#)     REALIZED($)     UNEXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------
Jeffrey P.
Vickers, CEO      -0-             -0-           71,000/0             0/0
------------------------------------------------------------------------------

                      Option Grants In Last Fiscal Year

  At our 1993 Annual Meeting of Shareholders, a 1993 Employees' Incentive Stock Option Plan (the "Plan") was approved by shareholders. The purpose of the Plan is to enable us to attract persons of training, experience and ability to continue as employees and to furnish additional incentive to them, upon whose initiative and efforts the successful conduct and development of our business largely depends, by encouraging them to become owners of our Common Stock.

  The term of the Plan expires on February 17, 2003. If within the duration of an option, there is a corporate merger consolidation, acquisition of assets or other reorganization and if this transaction affects the optioned stock, the optionee will thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a stockholder with respect to such shares.

  Our Board of Directors administers the Plan. The exercise price of the Common Stock offered to eligible participants under the Plan by grant of an option to purchase Common Stock may not be less than the fair market value of the Common Stock at the date of grant; provided, however, that the exercise price will not be less than 110% of the fair market value of the Common Stock on the date of grant in the event an optionee owns 10% or more of the Common Stock. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, options are issued for 178,000 shares at an average exercise price of $2.34, and 98,000 shares remain in the plan that could be granted.

  No grants of stock options were made by the Company during the fiscal year ended December 31, 2001.


                           Directors' Compensation

  We pay each director who is not also an employee $200 per month and reimburse the directors for travel expenses.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 15, 2002. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the share indicated.

------------------------------------------------------------------------------
                 NAME OF PERSON
                 OR NUMBER OF           AMOUNT OF
CLASS OF         DIRECTORS AND          SHARES AND NATURE OF      PERCENT
SECURITIES       OFFICERS AS A GROUP    BENEFICIAL OWNERSHIP      OF CLASS

Common Stock,     Jeffrey P. Vickers     331,934-Direct and         8.8%
$.01 par value                                   Indirect(a)

Common Stock,     Paul A. Krile          253,000-Direct             6.7%
$.01 par value

Common Stock,     Cathy Kruse             13,700-Direct(c)          (b)
$.01 par value

Common Stock,     Thomas F. Neubauer      20,500-Direct(d)          (b)
$.01 par value

Common Stock,     H. Dennis Hoffelt       41,000-Direct and         1.1%
$.01 par value                                   Indirect(e)

Common Stock,     Connie R. Hval           9,500-Direct(f)          (b)
$.01 par value

Common Stock,     Jeffrey B. Jennings     11,500-Direct(g)          (b)
$.01 par value

Common Stock,     Duane Ashley                 0-Direct and         (b)
$.01 par value                                   Indirect

Common Stock,     Officers and           681,134-Direct and        18.0%
$.01 par value    Directors as                   Indirect
                  a Group-
                  (eight persons)
------------------------------------------------------------------------------

(a) Includes 139,634 shares owned directly by Mr. Vickers, 2,500 in a self-directed individual retirement account, 72,000 shares held jointly with his wife, Nancy J. Vickers, 25,500 shares held directly by his wife, 1,300 shares in his wife's self-directed individual retirement account, and an aggregate 20,000 shares held by him as custodian for his children. Also included are 71,000 shares that may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(b)  Less than 1%.

(c) Included are 9,500 shares which may be purchased by Ms. Kruse under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(d) Included are 9,500 shares which may be purchased by Mr. Neubauer under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(e) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 29,500 shares.

(f) Included are 9,500 shares which may be purchased by Ms. Hval under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(g) Included are 9,500 shares which may be purchased by Mr. Jennings under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

  The following table sets forth information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 15, 2002.

------------------------------------------------------------------------------
                                            AMOUNT OF
CLASS OF          NAME AND                  SHARES AND NATURE OF      PERCENT
SECURITIES        ADDRESS OF PERSON         BENEFICIAL OWNERSHIP      OF CLASS

Common Stock,     Jeffrey P. Vickers        331,934-Direct and          8.8%
$.01 par value    1814 14th Ave. W.                 Indirect(a)
                  Williston, ND  58801

Common Stock,     Paul A. Krile             253,000-Direct              6.7%
$.01 par value    P. O. Box 329
                  Sioux Rapids, IA  50585

Common Stock,     Kyle Krueger              190,900-Direct              5.0%
$.01 par value    3934 Bayshore Blvd NE             Indirect(b)(c)
                  St. Petersburg, FL  33073
------------------------------------------------------------------------------

(a)  See footnote (a) of the immediately preceding table

(b)  This information was obtained from our transfer agent, Wells Fargo
     Bank Minnesota, N.A., on March 12, 2002 and the Depository Trust Company's non-objecting beneficial owners' list dated December 31, 2001.

(c)  Includes 108,000 shares owned by Apollo Capital Management Group,
     54,700 shares owned by Apollo Micro Cap Fund and 27,000 shares held jointly with his wife Anne Krueger.

     We are not aware of any arrangements which could, at a subsequent date, result in a change in control of the company.


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

  (2)  Exhibits  See "Exhibit Index" on page 50.

  (b)  Reports on Form 8-K
       None.

  (c)  Exhibits required by Item 601 of Regulation S-K
       See (a)(2) above.

  (d)  Financial Statement Schedules required by Regulation S-X
       See (a)(1) above.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page
REPORT OF INDEPENDENT AUDITORS ON THE
 CONSOLIDATED FINANCIAL STATEMENTS                            27

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                  28
 Consolidated statements of operations                        29
 Consolidated statements of stockholders' equity              30
 Consolidated statements of cash flows                   31 - 32
 Notes to consolidated financial statements              33 - 48



                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Richey, May & Co., P. C.
Greenwood Village, Colorado
March 2, 2002



                      GEORESOURCES, INC., AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000


                                    ASSETS

CURRENT ASSETS:                                   2001            2000
                                              ------------    ------------
  Cash and equivalents                        $    191,328    $    315,191
  Trade receivables, net                           626,359         923,173
  Inventories                                      196,858         248,505
  Prepaid expenses                                  48,155          15,659
                                              ------------    ------------
          Total current assets                   1,062,700       1,502,528
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the full
   cost method of accounting:
    Properties being amortized                  21,594,355      20,647,855
    Properties not subject to amortization         239,067         119,517
  Drilling rig and equipment                       968,064              --
  Leonardite plant and equipment                 3,244,605       3,242,105
  Other                                            759,742         737,925
                                              ------------    ------------
                                                26,805,833      24,747,402
  Less accumulated depreciation, depletion,
   amortization and impairment                 (19,689,932)    (18,945,190)
                                              ------------    ------------
          Net property, plant and equipment      7,115,901       5,802,212
                                              ------------    ------------

OTHER ASSETS:
  Mortgage loans receivable, related party              --         103,321
  Other                                             23,118          42,225
                                              ------------    ------------
          Total other assets                        23,118         145,546
                                              ------------    ------------

TOTAL ASSETS                                  $  8,201,719    $  7,450,286
                                              ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $    938,807    $    685,909
  Income taxes payable                                  --          75,000
  Accrued expenses                                 222,675         192,722
  Current maturities of long-term debt             125,000         125,000
                                              ------------    ------------
          Total current liabilities              1,286,482       1,078,631

LONG-TERM DEBT, less current maturities          1,035,228         375,000
DEFERRED INCOME TAXES                              344,000         284,000
                                              ------------    ------------
          Total liabilities                      2,665,710       1,737,631
                                              ------------    ------------
CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
  and outstanding, 3,794,227 and
  3,912,502 shares, respectively                    37,942          39,125
  Additional paid-in capital                       395,290         612,571
  Retained earnings                              5,102,777       5,060,959
                                              ------------    ------------
          Total stockholders' equity             5,536,009       5,712,655
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  8,201,719    $  7,450,286
                                              ============    ============

               The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                      2001            2000            1999
                                  ------------    ------------    ------------
OPERATING REVENUE:
  Oil and gas sales               $  3,064,135    $  4,436,278    $  2,688,642
  Leonardite sales                     913,568         675,928         651,847
                                  ------------    ------------    ------------
                                     3,977,703       5,112,206       3,340,489
                                  ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Oil and gas production             1,856,159       1,659,260       1,214,169
  Cost of leonardite sold              824,296         668,849         563,081
  Depreciation, depletion
   and amortization                    744,742         674,020         635,797
  Selling, general and
   administrative                      471,517         405,622         307,336
                                  ------------    ------------    ------------
                                     3,896,714       3,407,751       2,720,383
                                  ------------    ------------    ------------
      Operating income                  80,989       1,704,455         620,106
                                  ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                     (44,834)       (140,696)       (165,395)
  Interest income                       20,294          24,408          27,591
  Other income and losses, net          22,369          19,630          25,250
                                  ------------    ------------    ------------
                                        (2,171)        (96,658)       (112,554)
                                  ------------    ------------    ------------
      Income before income taxes        78,818       1,607,797         507,552
                                  ------------    ------------    ------------
INCOME TAX EXPENSE                     (37,000)       (193,000)        (26,000)
                                  ------------    ------------    ------------
      Net income                  $     41,818    $  1,414,797    $    481,552
                                  ============    ============    ============
EARNINGS PER SHARE:

      Net income, basic
       and diluted                $        .01    $        .36    $        .12
                                  ============    ============    ============
  Weighted average number of
   shares outstanding                3,846,176       3,958,204       4,040,425

  Dilutive potential shares -
   Stock options                            --              --              --
                                  ------------    ------------    ------------
  Adjusted weighted
   average shares                    3,846,176       3,958,204       4,040,425
                                  ============    ============    ============

               The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                       Common Stock       Additional
                    -------------------     Paid-in      Retained
                     Shares     Amount     Capital      Earnings       Total
                    ---------  --------   ---------   ----------    -----------
Balance, December
 31, 1998           4,071,652  $ 40,717   $ 846,787   $ 3,164,610   $ 4,052,114

  Purchase of
   common stock       (66,300)     (663)    (70,528)           --       (71,191)

  Net  income              --        --          --       481,552       481,552
                    ---------  --------   ---------   -----------   -----------
Balance, December
 31, 1999           4,005,352    40,054     776,259     3,646,162     4,462,475

 Stock options
  exercised             6,500        65       7,410            --         7,475

 Purchase of
  common stock        (99,350)     (994)   (171,098)           --      (172,092)

 Net income                --        --          --     1,414,797     1,414,797
                    ---------  --------   ---------   -----------   -----------
Balance, December
 31, 2000           3,912,502    39,125     612,571     5,060,959     5,712,655

 Issuance of
  common stock          1,000        10       1,990            --         2,000

 Purchase of
  common stock       (119,275)   (1,193)   (219,271)           --      (220,464)

 Net income                --        --          --        41,818        41,818
                    ---------  --------   ---------   -----------   -----------
Balance, December
 31, 2001           3,794,227  $ 37,942   $ 395,290   $ 5,102,777   $ 5,536,009
                    =========  ========   =========   ===========   ===========

               The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                          2001          2000          1999
                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $    41,818   $ 1,414,797   $   481,552
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation, depletion,
    amortization and
   valuation allowance                     744,742       674,020       635,797
   Deferred income taxes                    60,000       118,000        26,000
   Other                                    34,107         2,262         2,192
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                     296,814        67,980      (467,021)
     Inventories                            51,647        48,524       106,500
     Prepaid expenses and other            (32,496)        1,704        13,424
    Increase (decrease) in:
     Accounts payable                       40,827      (122,325)      217,537
     Income taxes payable                  (75,000)       75,000            --
     Accrued expenses                       29,953        24,922        68,539
                                       -----------   -----------   -----------
      Cash provided by
       operating activities              1,192,412     2,304,884     1,084,520
                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment                         (1,844,360)     (963,429)     (484,095)
 Proceeds from sale of property
  and equipment                                 --            --         9,450
 Collection of mortgage
  loans receivable                         103,321            --            --
                                       -----------   -----------   -----------
      Cash used in investing
       activities                       (1,741,039)     (963,429)     (474,645)
                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings        775,000            --       160,000
 Principal payments on long-term debt     (114,772)   (1,285,008)     (315,996)
 Proceeds from issuance of common stock         --         7,475            --
 Cost to purchase common stock            (220,464)     (172,092)      (71,191)
 Debt issue costs                          (15,000)           --            --
                                       -----------   -----------   -----------
      Cash provided by (used in)
       financing activities                424,764    (1,449,625)     (227,187)
                                       -----------   -----------   -----------
INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                          (123,863)     (108,170)      382,688
                                       -----------   -----------   -----------
CASH AND EQUIVALENTS, beginning of year    315,191       423,361        40,673
                                       -----------   -----------   -----------
CASH AND EQUIVALENTS, end of year      $   191,328   $   315,191   $   423,361
                                       ===========   ===========   ===========

               The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                          2001          2000          1999
                                       -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid (received) for:
    Interest                           $    45,365   $   147,977   $   165,435
    Income taxes                            73,400           949       (10,752)


NONCASH INVESTING AND FINANCING ACTIVITIES

  During 2001, the Company issued 1,000 shares of common stock valued at $2,000 as partial payment of damage compensation on a gas property.

               The accompanying notes are an integral part of these consolidated financial statements.



                      GEORESOURCES, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations and Principles of Consolidation
    The accompanying consolidated financial statements include the accounts of GeoResources, Inc., and its 84% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC at December 31, 2001 and 2000 is zero.

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

    During the third quarter of 2001, the Company purchased a used drilling rig. The rig was reconditioned by the Company and commenced drilling operations in January 2002. Also in January 2002, a newly formed subsidiary, Western Star Drilling Company ("WSDC"), was incorporated. In exchange for 100% of WSDC's outstanding common stock, the Company transferred the rig and all related equipment to WSDC and expects to transfer associated debt. WSDC intends to provide contract oil and gas drilling services to the Company and other operators in the Williston Basin area of North Dakota.

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

    Cash Equivalents
    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company periodically maintains cash balances in financial institutions in excess of FDIC limits. The Company evaluates the credit worthiness of these financial institutions in determining the risk associated with these deposits.

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

    All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $4.07, $3.31, and $2.99 for 2001, 2000, and 1999,
    respectively.

    In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As a result of this ceiling test, the Company had no write-downs of its oil and gas properties during 2001, 2000 or 1999.

    Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

    Costs not being amortized at December 31, 2001, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties that were acquired during the following years:

                         2001                 $   122,730
                         2000                      49,554
                         1999                       5,205
                         1998                      16,110
                         1997 and prior            45,465
                                              -----------
                              Total           $   239,064
                                              ===========
    It is expected that evaluation of the above properties will occur primarily over the next three years.

    Other Property and Equipment
    Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                      Buildings                     10-25 years
                      Machinery and equipment        3-10 years

    Impairment of Long-Lived Assets
    Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 2001, 2000, and 1999.

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

    Earnings Per Share of Common Stock
    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding stock options was antidilutive in 2001, 2000 and 1999.

    Recently Issued Accounting Pronouncements
    In June 2001, the FASB issued Statement No. 141 (FAS 141) titled "Business Combinations". FAS 141 addresses financial accounting and reporting and for business combinations and supercedes previously issued authoritative literature on the topic, including APB 16. FAS 141 requires all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. Implementation of FAS 141 is not expected to have an impact on the Company's financial statements.

    In June 2001, the FASB issued Statement No. 142 (FAS 142) titled "Goodwill and Other Intangibles". Effective January 1, 2002, FAS 142 eliminates the amortization of goodwill and certain other intangible assets. These assets are now to be reviewed at least annually and assessed for impairment. Implementation of FAS 142 is not expected to have an impact on the Company's financial statements.

    Recently Issued Accounting Pronouncements (Continued)
    In June 2001, the FASB issued Statement No. 143 (FAS 143) titled "Accounting for Asset Retirement Obligations". Effective for fiscal years beginning after June 15, 2002, FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is to be discounted and accretion expense recognized using the credit-adjusted-risk-free interest rate in effect when the liability was initially recognized. Upon initial application of the statement, an entity is to 1)recognize a liability for any existing asset retirement obligations adjusted for the cumulative accretion to the date of adoption of the statement and
    2)recognize an asset for retirement costs capitalized as an increase to the carry amount of the associated long-lived asset adjusted for the accumulated depreciation on that capitalized cost to the date of adoption of the statement. The Company is currently assessing the impact adopting FAS 143 will have on the Company's financial position and operations.

    In August 2001, the FASB issued Statement No. 144 (FAS 144) titled "Accounting for the Impairment or Disposal of Long-Lived Assets". Effective for financial statements issued for fiscal years beginning after December 15, 2001, FAS 144 conforms the accounting for long-lived assets to be disposed of by sale to the model outlined in FAS No. 121" Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" and resolves certain implementation issues resulting from FAS 121. Implementation of FAS 144 is not expected to have a material impact on the Company's financial statements.

B.  INDUSTRY SEGMENTS AND MAJOR CUSTOMER:

    Segment Information
    The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of a) oil and gas exploration, development and production and b) the mining and processing of leonardite. There are no sales or other transactions between these two operating segments and all operations are conducted within the United States. As discussed in Note A, as of December 31, 2001, the Company had made capital expenditures in the start-up of an oil and gas drilling business segment. There was no revenue or operating income or loss associated with this segment during 2001. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting. Presented below is information concerning the Company's operating segments for the years ended December 31, 2001, 2000 and 1999:

                                      2001            2000            1999
                                  ------------    ------------    ------------
    Revenue:
     Oil and gas                  $  3,064,135    $  4,436,278    $  2,688,642
     Leonardite                        913,568         675,928         651,847
                                  ------------    ------------    ------------
                                  $  3,977,703    $  5,112,206    $  3,340,489
                                  ============    ============    ============
    Operating income (loss):
     Oil and gas                  $    589,582    $  2,224,724    $    955,066
     Leonardite                        (44,276)       (117,445)        (35,538)
     General corporate activities     (464,317)       (402,824)       (299,422)
                                  ------------    ------------    ------------
                                  $     80,989    $  1,704,455    $    620,106
                                  ============    ============    ============
    Depreciation and depletion:
     Oil and gas                  $    618,394    $    552,294    $    519,407
     Leonardite                        104,562         102,856         100,590
     General corporate activities       21,786          18,870          15,800
                                  ------------    ------------    ------------
                                  $    744,742    $    674,020    $    635,797
                                  ============    ============    ============
    Identifiable assets, net:
     Oil and gas                  $  5,539,560    $  5,333,322    $  4,894,495
     Leonardite                        976,107       1,195,744       1,417,100
     Drilling                          968,064              --              --
     General corporate activities      717,988         921,220       1,017,245
                                  ------------    ------------    ------------
                                  $  8,201,719    $  7,450,286    $  7,328,840
                                  ============    ============    ============
    Capital expenditures incurred:
     Oil and gas                  $  1,066,050    $    959,737    $    544,049
     Leonardite                          2,500          35,888              --
     Drilling                          968,064              --              --
     General corporate activities       23,317          29,482           5,086
                                  ------------    ------------    ------------
                                  $  2,059,931    $  1,025,107    $    549,135
                                  ============    ============    ============

    Major Customer
    Sales to a major oil and gas customer were 55%, 62% and 60% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Accounts receivable from this major customer were 31% and 40% of total accounts receivable at December 31, 2001 and 2000, respectively.


C.  TRADE RECEIVABLES AND INVENTORIES:

    Trade receivables at December 31, 2001 and 2000 are comprised of the following:

                                             2001            2000
                                         ------------    ------------

        Oil and gas purchasers           $    398,216    $    627,446
        Leonardite customers                  239,559         307,143
                                         ------------    ------------
                                              637,775         934,589
        Less allowance for
         doubtful accounts                    (11,416)        (11,416)
                                         ------------    ------------
                                         $    626,359    $    923,173
                                         ============    ============

    As of December 31, 2001 and 2000, inventories by major classes are comprised of the following:

                                             2001            2000
                                         ------------    ------------

        Crude oil                        $     67,634    $     60,715
                                         ------------    ------------
        Leonardite inventories:
         Finished products                     66,124          63,780
         Raw materials                         24,246          57,158
         Materials and supplies                38,854          66,852
                                         ------------    ------------
            Total leonardite inventories      129,224         187,790
                                         ------------    ------------
                                         $    196,858    $    248,505
                                         ============    ============

D.  MORTGAGE LOANS RECEIVABLE, RELATED PARTY

    Mortgage loans receivable, related party represent mortgage loans on the residence of a former officer/shareholder of BNRC purchased from a third party in November 1993. The mortgage loans were repaid in full in 2001. The Company's interest income from these loans was $4,986, $8,100 and $8,100 for the years ended December 31, 2001, 2000 and 1999.


E.  LONG-TERM DEBT:

    Long-term debt at December 31, 2001 and 2000 consists of the following loans and a revolving line of credit (RLOC) which are all with one bank:

                                             2001            2000
                                         ------------    ------------
     The 1997 Oil & Gas Loan, prime
      plus .75% (5.5% total rate at
      December 31, 2001), due in
      monthly installments of $10,417
      plus interest through January
      2005, collateralized by oil
      and gas properties                 $    385,228    $    500,000

     The 2001 Oil & Gas RLOC,
      $3,000,000 revolving line of
      credit expires January 5, 2004,
      interest only payable at prime
      through January 2004 (4.75% rate
      at December 31, 2001), principal
      and interest payable thereafter
      through January 2008,
      collateralized by oil and gas
      properties                              775,000              --
                                         ------------    ------------
        Total long-term debt                1,160,228         500,000

        Less current maturities              (125,000)       (175,000)
                                         ------------    ------------
            Long-term debt, less current
            maturities                   $  1,035,228    $    325,000
                                         ============    ============

    Aggregate maturities required on long-term debt at December 31, 2000, are as follows:

          Year Ending December 31:

                 2002                    $    125,000
                 2003                         125,000
                 2004                         318,750
                 2005                         203,978
                 2006                         193,750
              Thereafter                      193,750
                                         ------------
                                         $  1,160,228
                                         ============

    The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

    The Company's long-term debt was obtained pursuant to financing agreements which include the following covenants: Maintain a current ratio of not less than 1.25 to 1 exclusive of current maturities of long-term debt; maintain debt to tangible net worth of not more than 1.5 to 1; not encumber certain of its assets; restrict borrowings from, and credit extensions to, other parties; restrict reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank's consent. The Company was not in compliance with the current ratio requirement at December 31, 2001.


F.  INCOME TAXES:

    The components of income tax expense for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                           2001          2000          1999
                                        ----------    ----------    ----------
       Current tax benefit (expense)    $   23,000    $  (75,000)   $       --
       Deferred tax benefit (expense)       85,000      (282,000)     (168,000)
       Decrease (increase) in deferred
        tax assets valuation allowance    (145,000)      164,000       142,000
                                        ----------    ----------    ----------
         Income tax (expense)           $  (37,000)   $ (193,000)   $  (26,000)
                                        ==========    ==========    ==========

    During 2001, the Company recorded a deferred tax benefit of $85,000. This resulted primarily from a net operating loss generated for which there are no currently refundable federal taxes. A receivable for state income taxes of $23,000 has been recorded for the carryback of the 2001 net operating loss. The Company also increased the deferred tax asset valuation allowance by $145,000 based upon the projection of utilizing less statutory depletion carryforwards in the future.

    During 2000 and 1999, the Company recorded deferred tax expense of $282,000 and $168,000, respectively. This related primarily to net income that was not currently taxable due to the utilization of net operating loss carryforwards and the deduction of intangible drilling costs for tax purposes. The Company also decreased the deferred tax asset valuation allowance by $164,000 and $142,000 during 2000 and 1999, respectively, primarily based upon the current utilization of net operating loss carryforwards and the projection of utilizing additional statutory depletion carryforwards in the future.

    The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

                                                  2001            2000
                                              ------------    ------------
       Deferred Tax Assets:
        Net operating loss carryforward       $     86,000    $         --
        Statutory depletion carryforward         1,487,000       1,277,000
        Other                                       49,000          68,000
                                              ------------    ------------
                                                 1,622,000       1,345,000
                                              ------------    ------------
       Valuation Allowance:
        Beginning of year                         (676,000)       (840,000)
        (Increase) decrease                       (145,000)        164,000
                                              ------------    ------------
        End of year                               (821,000)       (676,000)
                                              ------------    ------------
       Deferred Tax Liabilities:
        Accumulated depreciation and
         depletion                              (1,145,000)       (953,000)
                                              ------------    ------------
       Net Deferred Tax Liability, long-term  $   (344,000)   $   (284,000)
                                              ============    ============

    The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                        2001        2000        1999
                                      --------    --------    --------
     Income tax expense (benefit)
      at statutory rate                  35%         35%         35%
     Change in valuation allowance      184         (10)        (28)
     Net operating loss                (137)        (24)         --
     State income taxes and other       (35)         11          (2)
                                      --------    --------    --------
                                         47%         12%          5%
                                      ========    ========    ========

    For income tax purposes, the Company has a statutory depletion carryover of approximately $4,933,000 that, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has a federal net operating loss carryforward of approximately $370,000, which if not utilized, will expire in 2021.

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

    Information with respect to the stock option plan's activity is as follows:

                                                     Shares
                                  Shares             Subject to
                                 Available           Outstanding
                                for Options            Options

     December 31, 1998               17,500              265,000
       Granted                           --                   --
       Expired                           --                   --
       Exercised                         --                   --
                                -----------          -----------
     December 31, 1999               17,500              265,000
       Granted                           --                   --
       Expired                       80,500              (80,500)
       Exercised                         --               (6,500)
                                -----------          -----------
     December 31, 2000 and 2001      98,000              178,000
                                ===========          ===========

    Information with respect to the options outstanding and exercisable at December 31, 2001, is as follows:

     Number of shares         Exercise Price            Expiration Date

           87,500                  2.37                     May 2007
           90,500                  2.31                  December 2007
          -------
          178,000
          =======
    The average exercise price is $2.34 for options outstanding and exercisable at December 31, 2001.

    Profit-sharing Plan
    The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute up to 15% of their compensation to a maximum of $10,000. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. The Company's total contributions to the plan, matching and discretionary, for the years ended December 31, 2001, 2000 and 1999 were $24,614, $36,474 and
    $37,312, respectively.


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


I.  OFFICE FACILITIES:

    In 1991, the Company purchased an office building, one-half of which it occupies. The building is included in other property and equipment in the accompanying balance sheets and consists of the following at December 31, 2001 and 2000:

                                                2001         2000
                                             ---------    ---------

          Building and improvements          $ 163,834    $ 163,834
          Accumulated depreciation             (88,327)     (80,136)
                                             ---------    ---------
                                             $  75,507    $  83,698
                                             =========    =========

    The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 2001, 2000 and 1999, the Company received $20,675, $20,500, and $21,300, respectively, in rental income from the building which is included in other income in the accompanying statements of operations.


J.  FINANCIAL INSTRUMENTS:

    The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of mortgage loans receivable approximates fair value based on discounted future cash flows. The carry value of long-term debt approximates fair value based on the variable nature of the interest rates.

    During 2001 and 2000, the Company did not engage in any hedging activities. In 1999, the Company used derivative financial instruments to manage its crude oil commodity price risk. They were not used for trading purposes. The Company hedged 5% to 35% of its crude oil sales using various financial instruments including "put" and "call" options and, to a lesser extent, actual future contracts on crude oil and energy products that trade on the New York Mercantile Exchange ("NYMEX"). The variation in types of instruments employed results from a strategy designed to provide primarily short to intermediate term protection (less than one year) from oil price declines that would occur in a wide range. Generally, the Company does not hedge against narrow-range oil price movements. Since these financial instruments correlate to crude oil and energy products price movements, gains or losses resulting from market changes will be offset by losses or gains on the Company's crude oil sales. Included in oil and gas sales are losses from hedging activities totaling $none, $none, and $108,199 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had no derivative financial instruments.

K.  FOURTH QUARTER ADJUSTMENTS:

    During the fourth quarter of 2001, depletion expense increased $212,598 over the amount reported at September 30, 2001. This was due to the fourth quarter decline in oil prices that reduced the Company's estimated quantity of proved oil and gas reserves as of December 31, 2001.

L.  OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES:

    Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2001, 2000 and 1999:

                                     2001            2000            1999
                                 ------------    ------------    ------------
    Proved properties            $ 21,594,355    $ 20,647,855    $ 19,664,222
    Unproved properties               239,067         119,517         143,413
                                 ------------    ------------    ------------
        Total                      21,833,422      20,767,372      19,807,635

    Less accumulated
     depreciation, depletion,
     amortization and impairment  (16,771,414)    (16,153,020)    (15,600,726)
                                 ------------    ------------    ------------
      Net capitalized costs      $  5,062,008    $  4,614,352    $  4,206,909
                                 ============    ============    ============

    Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2001, 2000 and 1999:

                                     2001            2000            1999
                                 ------------    ------------    ------------
    Property acquisition costs:
     Proved                      $     31,138    $     24,908    $     20,259
     Unproved                         135,148          75,209          21,159
    Exploration costs                  82,976          81,775          57,310
    Development costs                 816,788         777,845         445,321
                                 ------------    ------------    ------------
                                 $  1,066,050    $    959,737    $    544,049
                                 ============    ============    ============

    The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2001, 2000 and 1999:

                                     2001            2000            1999
                                 ------------    ------------    ------------
    Oil and gas sales            $  3,064,135    $  4,436,278    $  2,688,642
    Production costs               (1,856,159)     (1,659,260)     (1,214,169)
    Depletion, depreciation
     and amortization                (618,394)       (552,294)       (519,407)
                                 ------------    ------------    ------------
                                      589,582       2,224,724         955,066

  I mputed income tax provision            --        (560,000)       (104,000)
                                 ------------    ------------    ------------
                                 $    589,582    $  1,664,724    $    851,066
                                 ============    ============    ============

    Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)
    The reserve information presented below is based upon reports prepared by the independent petroleum engineering firm of Broschat Engineering and Management Services. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

    Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 2001, than at December 31, 2000 or 1999.

    Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2001, 2000 and 1999:

                          2001                 2000                1999
                  --------------------  ------------------  ------------------
                     Oil         Gas       Oil       Gas       Oil       Gas
                    (bbl)       (mcf)     (bbl)     (mcf)     (bbl)     (mcf)
                  ---------    -------  ---------  -------  ---------  -------

  Proved reserves,
   beginning of
   year           2,487,000    545,000  2,566,000  257,000  1,286,000  234,000

  Purchases of
   reserves-in-
   place                 --         --      9,000  135,000         --       --

  Sales of reserves
   -in-place         (1,000)   (72,000)        --       --         --       --

  Extensions and
   discoveries           --         --     12,000  115,000         --       --

  Improved
   recovery              --         --         --       --     44,000       --

  Revisions of
   previous
   estimates       (238,000)  (112,000)    65,000   48,000  1,418,000   31,000

  Production       (150,000)   (11,000)  (165,000) (10,000)  (182,000)  (8,000)
                  ---------    -------  ---------  -------  ---------  -------
  Proved reserves,
   end of year    2,098,000    350,000  2,487,000  545,000  2,566,000  257,000
                  =========    =======  =========  =======  =========  =======

    Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                                Oil               Gas
                               (bbl)             (mcf)

               2001          1,330,000          350,000
                             =========          =======

               2000          1,680,000          545,000
                             =========          =======

               1999          1,759,000          257,000
                             =========          =======



    Standardized Measure of Proved Oil and Gas Reserves (Unaudited) Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below. Future cash inflows and future production and development costs are determined by applying year-end selling prices and year-end production and development costs to the estimated quantities of oil and gas to be produced. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion, depletion carryforwards, net operating loss carryforwards, and investment tax credit carryforwards. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

    The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues or future net cash flows to be derived from those reserves nor their present worth.

    Presented below is the standardized measure of discounted future net cash flows as of December 31, 2001, 2000 and 1999. As shown, the future cash inflows as of December 31, 2001, were significantly lower than at December 31, 2000 or 1999. This is primarily due to the low oil price in effect on December 31, 2001.

                                     2001            2000            1999
                                 ------------    ------------    ------------
    Future cash inflows          $ 29,635,000    $ 62,757,000    $ 55,686,000
    Future production costs       (13,963,000)    (22,865,000)    (19,665,000)
    Future development costs       (3,958,000)     (4,037,000)     (3,738,000)
    Future income tax expense      (2,114,000)    (10,220,000)     (8,449,000)
                                 ------------    ------------    ------------
     Future net cash flows          9,600,000      25,635,000      23,834,000

    Less effect of a 10%
     discount factor               (4,120,000)    (10,613,000)    (10,106,000)
                                 ------------    ------------    ------------
    Standardized measure of
     discounted future net
     cash flows relating to
     proved reserves             $  5,480,000    $ 15,022,000    $ 13,728,000
                                 ============    ============    ============

    The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2001, 2000 and 1999:

                                     2001            2000            1999
                                 ------------    ------------    ------------
    Standardized measure,
     beginning of year           $ 15,022,000    $ 13,728,000    $  2,836,000

    Sales of oil and gas
     produced, net of production
     costs                         (1,208,000)     (2,777,000)     (1,474,000)

    Net changes in prices and
     production costs             (12,192,000)      2,898,000       7,219,000

    Purchases of reserves-
     in-place                              --         283,000              --

    Sales of reserves-in-place        (54,000)             --              --

    Extensions, discoveries and
     other additions, less
     related costs                         --         286,000         351,000

    Revisions of previous quantity
     estimates and other           (1,240,000)        389,000      11,321,000

    Development costs incurred
     during the year and changes
     in estimated future
     development costs                 45,000        (175,000)     (2,006,000)

    Accretion of discount             480,000       1,428,000         200,000

    Net change in income taxes      4,627,000      (1,038,000)     (4,719,000)
                                 ------------    ------------    ------------
  Standardized measure,
   end of year                   $  5,480,000    $ 15,022,000    $ 13,728,000
                                 ============    ============    ============



                                  Signatures

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEORESOURCES, INC. (the "Registrant")

Dated:  March 29, 2002                   /s/ J. P. Vickers
                                         J. P. Vickers, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              (Power of Attorney)

    Each person whose signature appears below constitutes and appoints J. P. VICKERS and DENNIS HOFFELT his true and lawful attorneys-in-fact and agents, each acting alone, with full power of stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signatures                       Title                                 Date

/s/ J. P. Vickers                President (principal executive      3/29/02
J. P. Vickers                    officer and principal financial
                                 officer) and Director

/s/ Cathy Kruse                  Secretary                           3/29/02
Cathy Kruse                      and Director

/s/ Dennis Hoffelt               Director                            3/29/02
Dennis Hoffelt

/s/ Paul A. Krile                Director                            3/29/02
Paul A. Krile

/s/ Duane Ashley                 Director                            3/29/02
Duane Ashley



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)

                           E X H I B I T   I N D E X
                                      FOR
                       Form 10-KSB for 2001 fiscal year.


                                                              Page Number
                                                              in Sequential
                                                              Numbering of all
                                                              Form 10-KSB and
  Exhibit                                                     Exhibit Pages

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

     10.3    First Amendment of Mortgage, Security Agree-
             ment, Assignment of Production and Financing
             Statement and Mortgage - Collateral Real Estate
             Mortgage dated September 1, 1995, by and between
             GeoResources, Inc. and Norwest Bank Montana             *

     10.4    Commercial Installment Note with addendum
             dated February 1, 1997, by and between
             GeoResources, Inc. and Norwest Bank Billings,
             incorporated by reference to Exhibit 10.13 of
             Registrant's Form 10-K for fiscal year ended
             December 31, 1997                                       *

     10.5    Purchase Agreement for Volumetric Production
             Payment dated as of December 3, 1997, by and
             between GeoResources, Inc. and Koch Producer
             Services, Inc. and all related documents                *

     10.6    Amended and Restated Secured Term Loan and
             Revolving  Credit Agreement made as of December
             5, 1997, by and between GeoResources, Inc. and
             Norwest Bank Montana, and all related documents         *

     10.7    Mining Lease and Agreement dated May 14, 1
             998, by and between Roger C. Ryan, Executor for
             the Estate of Constance P. Ryan, and as a single
             man, Susan Ryan, Joseph W. Ryan and Charlotte
             Friis as Lessors, and GeoResources, Inc. as
             Lessee and all related documents                        *

     10.8    The First Amendment of Credit Agreement made
             as of January 5, 2001, by and between
             GeoResources, Inc. and Wells Fargo Bank Montana,
             incorporated by reference to Exhibit 10.1 of
             Registrant's Form 10-QSB for fiscal quarter ended
             March 31, 2001                                          *

     10.9    Promissory Note made January 5, 2001, with
             Wells Fargo Bank Montana, incorporated by
             reference to Exhibit 10.2 of Registrant's Form 10-
             QSB for fiscal quarter ended March 31, 2001             *

     10.10   Third Amendment of and Addendum to Mortgage,
             Security Agreement, Assignment of Production and
             Financing Statement and Mortgage - Collateral
             Real Estate Mortgage made January 5, 2001, by and
             between GeoResources, Inc. and Wells Fargo Bank
             Montana, incorporated by reference to Exhibit
             10.3 of Registrant's Form 10-QSB for fiscal
             quarter ended March 31, 2001                            *