Form 10QSB
period 2002-03-31
GEORESOURCES INC
filed 2002-05-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2002.

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

                         YES ____X____  NO _________.
                   _________________________________________

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at May 13, 2002
Common Stock, par value $.01 per share                  3,787,477 shares
         _____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX



                                                                  PAGE
                                                                 NUMBER
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                   3
        (March 31, 2002 and December 31, 2001)

     Consolidated Statements of Operations                         4
        (Three months ended March 31, 2002 and 2001)

     Consolidated Statements of Cash Flows                         5
        (Three months ended March 31, 2002 and 2001)

     Notes to Consolidated Financial Statements                    6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7

PART II.  OTHER INFORMATION                                        9



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                March 31,     December 31,
                                                  2002            2001
ASSETS                                        ------------    ------------
CURRENT ASSETS:
  Cash and equivalents                        $    139,049    $    191,328
  Trade receivables, net                           643,857         626,359
  Inventories                                      237,682         196,858
  Income tax receivable                             65,000          23,000
  Prepaid expenses                                  41,858          25,155
                                              ------------    ------------
          Total current assets                   1,127,446       1,062,700
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 22,015,933      21,594,355
     Properties not subject to amortization        238,947         239,067
  Drilling rig and equipment                     1,067,151         968,064
  Leonardite plant and equipment                 3,244,605       3,244,605
  Other                                            760,431         759,742
                                              ------------    ------------
                                                27,327,067      26,805,833
  Less accumulated depreciation, depletion
   amortization and impairment                 (19,897,091)    (19,689,932)
                                              ------------    ------------
          Net property, plant and equipment      7,429,976       7,115,901
                                              ------------    ------------

OTHER ASSETS                                        18,125          23,118
                                              ------------    ------------
TOTAL ASSETS                                  $  8,575,547    $  8,201,719
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    819,077    $    938,807
  Accrued expenses                                 179,414         222,675
  Current maturities of long-term debt             134,516         125,000
                                              ------------    ------------
          Total current liabilities              1,133,007       1,286,482

LONG-TERM DEBT, less current maturities          1,703,978       1,035,228
DEFERRED INCOME TAXES                              351,000         344,000
                                              ------------    ------------
          Total liabilities                      3,187,985       2,665,710
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,787,477
   and 3,794,227 shares, respectively               37,875          37,942
  Additional paid-in capital                       384,185         395,290
  Retained earnings                              4,965,502       5,102,777
                                              ------------    ------------
          Total stockholders' equity             5,387,562       5,536,009
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  8,575,547    $  8,201,719
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                  2002            2001
                                              ------------    ------------
OPERATING REVENUES:
  Oil and gas sales                           $    552,265    $    882,505
  Leonardite sales                                  91,550         279,210
  Drilling revenue                                  95,484              --
                                              ------------    ------------
                                                   739,299       1,161,715
                                              ------------    ------------

OPERATING COSTS AND EXPENSES:
  Oil and gas production                           387,160         498,471
  Cost of leonardite sold                          126,238         251,736
  Drilling costs                                    57,989              --
  Depreciation and depletion                       207,159         160,882
  Selling, general and administrative              120,419         110,866
                                              ------------    ------------
                                                   898,965       1,021,955
                                              ------------    ------------
          Operating income (loss)                 (159,666)        139,760
                                              ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (17,328)        (14,056)
  Interest income                                      219           3,655
  Other income, net                                  4,500           5,326
                                              ------------    ------------
                                                   (12,609)         (5,075)
                                              ------------    ------------
          Income (loss) before income taxes       (172,275)        134,685

  Income tax (expense) benefit                      35,000         (17,000)
                                              ------------    ------------
          Net income (loss)                   $   (137,275)   $    117,685
                                              ============    ============
EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted                  $       (.04)   $        .03
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                  2002            2001
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (137,275)   $    117,685
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and depletion                    207,159         160,882
     Deferred income taxes                           7,000          17,000
     Other                                           4,993             559
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           (17,497)       (130,502)
       Inventories                                 (40,824)         15,855
       Income tax receivable                       (42,000)             --
       Prepaid expenses and other                  (16,704)            962
      Increase (decrease) in:
       Accounts payable                             84,560         189,665
       Accrued expenses                            (43,261)        (16,322)
                                              ------------    ------------
            Net cash provided by
             operating activities                    6,151         355,784
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property,
     plant and equipment                          (725,524)       (280,443)
                                              ------------    ------------
            Net cash used in
             investing activities                 (725,524)       (280,443)
                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings               710,000              --
  Principal payments on long-term debt             (31,734)        (20,833)
  Cost to purchase common stock                    (11,172)       (100,187)
                                              ------------    ------------
            Net cash provided by (used in)
             financing activities                  667,094        (121,020)
                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                                   (52,279)        (45,679)

CASH AND EQUIVALENTS, beginning of period          191,328         315,191
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    139,049    $    269,512
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     17,328    $     14,056
     Income taxes                                       --              --

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

     The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2001.

2. Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

3. We assess performance and allocate resources based upon our products and services, which consist principally of: A) oil and gas exploration, development and production; B) mining and processing of leonardite; and C) oil and gas drilling. All operations are conducted within the United States. Operations of the drilling segment commenced in January 2002. Accordingly, there are no amounts in the prior year period for this segment. Sales and other material transactions between the segments have been eliminated. Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to our operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting.

     Presented below are our identifiable net assets as of March 31, 2002 and December 31, 2001

                                                  2002            2001
                                              ------------    ------------
           Oil and gas                        $  5,911,568    $  5,539,560
           Leonardite                              903,237         976,107
           Drilling                              1,086,435         968,064
           General corporate activities            674,307         717,988
                                              ------------    ------------
                                              $  8,575,547    $  8,201,719
                                              ============    ============

     Presented below is information concerning our operating segments for the quarters ended March 31, 2002 and 2001:

                                                  2002            2001
          Revenue:                            ------------    ------------
           Oil and gas                        $    552,265    $    882,505
           Leonardite                               91,550         279,210
           Drilling                                 95,484              --
                                              ------------    ------------
                                              $    739,299    $  1,161,715
                                              ============    ============

          Income (loss) before income taxes:
           Oil and gas                        $     16,645    $    254,464
           Leonardite                              (64,555)         (5,011)
           Drilling                                 10,413              --
           General corporate activities           (122,169)       (109,693)
           Other income and expenses               (12,609)         (5,075)
                                              ------------    ------------
                                              $   (172,275)   $    134,685
                                              ============    ============



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

  We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2001, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months Ended March 31, 2002, compared to Three Months Ended March 31, 2001

  Information concerning our oil and gas operations for the three months ended March 31, 2002, is set forth in the table below:

                            Oil and Gas Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2002        2001 Period
                                  ------------------    ----------------
Oil and gas production
 sold (BOE)                               34,886              (8%)

Average price per BOE                 $    15.83             (32%)

Oil and gas revenue                   $  552,265             (37%)

Production costs                      $  387,160             (22%)

Average production cost
 per BOE                              $    11.10             (16%)



  Oil and gas production sold during the first quarter 2002 decreased by 2,900 barrels of oil equivalent (BOE) or 8% compared to the same quarter in 2001. This decrease primarily reflects the average decline of our wells as little of the increased production we are striving for this year was in place by the end of the first quarter 2002. So far this year, our level of drilling has increased materially due to having an available rig. We expect that activity to translate into production increases during the remainder of 2002 as long as oil prices continue to justify further drilling.

The average price for our oil and gas commodities sold during the first quarter fell dramatically from $23.38 in the first quarter 2001 to $15.83 in the same period of 2002 for a quarter-to-quarter decline of 32%. First quarter 2001 oil prices were the highest in that year while first quarter 2002 may be this year's lowest. Due principally to the change in our average price per BOE, oil and gas revenue decreased $330,000 or 37% compared to the same period in 2001. Revenue was also reduced by the 8% lower volume of oil sold, as discussed above. Oil and gas production costs declined $111,000 or 22%, mostly due to our efforts to reduce workover activity during a quarter with low oil prices. Although we minimized discretionary workover activity, we did not shut in any wells or take other drastic measures to reduce production costs, as we believed the lower world oil prices were likely to be short lived. Production costs on a per-equivalent-barrel basis for the first quarter of 2002 were reduced $2.11 or 16% from $13.21 for the first quarter 2001 to $11.10 this quarter due to the efforts to reduce costs without shutting down wells.


  Information concerning our leonardite operations for the three months ended March 31, 2002, is set forth in the table below:

                             Leonardite Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2002        2001 Period
                                  ------------------    ----------------
Leonardite production
 sold (tons)                                 977             (69%)

Average revenue per ton               $    93.71               4%

Leonardite revenue                    $   91,550             (67%)

Cost of leonardite sold               $  126,238             (50%)

Average production cost
 per ton                              $   129.21              60%


  Leonardite revenues decreased $188,000 or 67% due to a 69% decrease in the number of tons sold offset by a 4% increase in average revenue per ton. The lower sales reflect the sharp decline in drilling in the Gulf States area during the first quarter of 2002 compared to the prior year's quarter. Management believes that the fluctuation of oil prices contributed to the reduction in drilling. The 4% increase in average revenue per ton was within the normal range for the sales of our basic product. Cost of leonardite sold decreased $125,000 or 50% due to the 69% decrease in production sold. Average production costs per ton increased $48.27 or 60% due to our fixed costs, the significant lower volume sold and maintaining our inventory level so we are ready to ship once drilling in the Gulf picks up again.


                              Drilling Operations

  Our new subsidiary, Western Star Drilling Company ("WSDC"), commenced operations January 2, 2002, and during the first quarter 2002, drilled one well for us and one well for another operator. Drilling revenue from the external project was $95,000, and associated costs of that project were $58,000 yielding an operating income from drilling operations of $37,000 before depreciation. These results of operations can not be compared to the same quarter of the previous year, as drilling operations did not exist in the prior year's first quarter.


                             Consolidated Analysis

  Total operating revenue decreased $422,000 or 36% due to decreased leonardite sales and oil prices that was partially offset by our new drilling revenues previously discussed. Total operating expenses decreased $123,000 or 12% primarily because of the decreased leonardite and oil and gas expenses discussed above. Operating income decreased to a loss of $160,000 compared to an operating income of $140,000 for the same period in 2001. After provisions for non-operating expenses and income taxes, the result of consolidated operations was a net loss of $137,000 or $.04 per share for the first quarter of 2002 compared to a net income of $118,000 or $.03 for the same period in 2001.


                        Liquidity and Capital Resources

  At March 31, 2002, we had a working capital deficit of $6,000 compared to a working capital deficit of $224,000 at December 31, 2001. Our current ratio was 1.00 to 1 at March 31, 2002, compared to .83 to 1 at year-end 2001.

  Net cash provided by operating activities was $6,000 for the quarter ended March 31, 2002, compared to $356,000 for the same period in 2001. Cash was utilized to make payments of $726,000 for additions to property, plant and equipment, $32,000 for payment on long-term debt and $11,000 for stock repurchases. During the first quarter of 2002, we borrowed $700,000 on our revolving line of credit to finance drilling in our South Starbuck Madison Unit and the retrofitting of the drilling rig. We also borrowed $10,000 to finance the purchase of a vehicle for WSDC.

  We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our line-of-credit. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


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

  None.


Item 5. Other Information.

  None.


Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       None

  (b)  Reports on Form 8-K.

       None.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


May 14, 2002


                                       /S/  J. P. Vickers
                                       ------------------------------------
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer