Form 10QSB
period 2002-06-30
GEORESOURCES INC
filed 2002-08-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2002.

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


                Class                           Outstanding at August 12, 2002
Common Stock, par value $.01 per share                 3,787,477 shares
         _____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX


                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (June 30, 2002 and December 31, 2001)

     Consolidated Statements of Operations                          4
        (Three months ended June 30, 2002 and 2001
         and six months ended June 30, 2002 and 2001)

     Consolidated Statements of Cash Flows                          5
        (Three months ended June 30, 2002 and 2001)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

PART II.  OTHER INFORMATION                                        11



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                June 30,      December 31,
                                                  2002            2001
                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    294,192    $    191,328
  Trade receivables, net                           646,375         626,359
  Inventories                                      236,087         196,858
  Income tax receivable                             68,000          23,000
  Prepaid expenses                                  48,011          25,155
                                              ------------    ------------
          Total current assets                   1,292,665       1,062,700
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 22,225,381      21,594,355
     Properties not subject to amortization        236,206         239,067
  Drilling rig and equipment                     1,071,266         968,064
  Leonardite plant and equipment                 3,244,605       3,244,605
  Other                                            757,931         759,742
                                              ------------    ------------
                                                27,535,389      26,805,833
  Less accumulated depreciation, depletion
   amortization and impairment                 (20,107,443)    (19,689,932)
                                              ------------    ------------
          Net property, plant and equipment      7,427,946       7,115,901
                                              ------------    ------------


OTHER ASSETS                                        16,250          23,118
                                              ------------    ------------
TOTAL ASSETS                                  $  8,736,861    $  8,201,719
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    722,088    $    938,807
  Accrued expenses                                 183,461         222,675
  Current maturities of long-term debt             133,530         125,000
                                              ------------    ------------
          Total current liabilities              1,039,079       1,286,482

LONG-TERM DEBT, less current maturities          1,972,728       1,035,228
DEFERRED INCOME TAXES                              339,000         344,000
                                              ------------    ------------
          Total liabilities                      3,350,807       2,665,710
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,787,477
   and 3,794,227 shares, respectively               37,875          37,942
  Additional paid-in capital                       384,185         395,290
  Retained earnings                              4,963,994       5,102,777
                                              ------------    ------------
          Total stockholders' equity             5,386,054       5,536,009
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  8,736,861    $  8,201,719
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------  ------------------------
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
OPERATING REVENUES:
  Oil and gas sales          $   686,275  $   789,217  $ 1,238,540  $ 1,671,722
  Leonardite sales               152,520      274,165      244,070      553,375
  Drilling revenue                78,927           --      174,411           --
                             -----------  -----------  -----------  -----------
                                 917,722    1,063,382    1,657,021    2,225,097
                             -----------  -----------  -----------  -----------

OPERATING COSTS AND EXPENSES:
  Oil and gas production         375,367      401,434      762,527      899,905
  Cost of leonardite sold        142,267      205,474      268,505      457,210
  Drilling costs                  66,092           --      124,081           --
  Depreciation and depletion     210,352      157,530      417,511      318,412
  Selling, general
   and administrative            132,064      130,347      252,483      241,213
                             -----------  -----------  -----------  -----------
                                 926,142      894,785    1,825,107    1,916,740
                             -----------  -----------  -----------  -----------
          Operating income        (8,420)     168,597     (168,086)     308,357
                             -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense               (23,626)     (10,746)     (40,954)     (24,802)
  Interest income                 10,888        3,445       11,107        7,100
  Other income, net                4,650        5,325        9,150       10,651
                             -----------  -----------  -----------  -----------
                                  (8,088)      (1,976)     (20,697)      (7,051)
                             -----------  -----------  -----------  -----------

          Income (loss) before
           income taxes          (16,508)     166,621     (188,783)     301,306


  Income tax (expense) benefit    15,000      (20,000)      50,000      (37,000)
                             -----------  -----------  -----------  -----------
          Net income (loss)  $    (1,508) $   146,621  $  (138,783) $   264,306
                             ===========  ===========  ===========  ===========

EARNINGS PER SHARE:

          Net income (loss),
           basic and diluted $        --  $       .04  $      (.04) $       .07
                             ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                              ----------------------------
                                                  2002            2001
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (138,783)   $    264,306
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    417,511         318,412
     Deferred income taxes                          (5,000)         37,000
     Other                                           6,868           4,281
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           (20,015)         64,304
       Inventories                                 (39,229)         58,282
       Income tax receivable                       (45,000)             --
       Prepaid expenses and other                  (22,857)        (38,233)
      Increase (decrease) in:
       Accounts payable                           (185,689)        232,197
       Income taxes payable                             --         (40,000)
       Accrued expenses                            (39,214)         (4,836)
                                              ------------    ------------
          Net cash provided by (used in)
           operating activities                    (71,408)        895,713
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property,
   plant and equipment                            (760,586)       (713,244)
                                              ------------    ------------
          Net cash used in
           investing activities                   (760,586)       (713,244)
                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings             1,010,000          50,000
  Principal payments on long-term debt             (63,970)        (52,083)
  Debt issue costs                                      --         (15,000)
  Cost to purchase common stock                    (11,172)       (118,174)
                                              ------------    ------------
          Net cash used in
           financing activities                    934,858        (135,257)
                                              ------------    ------------

NET INCREASE IN CASH AND EQUIVALENTS               102,864          47,212

CASH AND EQUIVALENTS, beginning of period          191,328         315,191
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    294,192    $    362,403
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     40,954    $     84,388
     Income taxes                                    1,650          45,625

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2002, and the results of operations and cash flows for the three months and six months ended June 30, 2002 and 2001.

    The results of operations for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

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

    Presented below are our identifiable net assets as of June 30, 2002 and December 31, 2001

                                                  2002            2001
                                              ------------    ------------
           Oil and gas                        $  5,934,945    $  5,539,560
           Leonardite                              909,521         976,107
           Drilling                              1,109,850         968,064
           General corporate activities            782,545         717,988
                                              ------------    ------------
                                              $  8,736,861    $  8,201,719
                                              ============    ============
    Presented below is information concerning our operating segments for the three- and six-month periods ended June 30, 2002 and 2001:

                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------  ------------------------
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
   Revenue:
     Oil and gas             $   686,275  $   789,217  $ 1,238,540  $ 1,671,722
     Leonardite                  152,520      274,165      244,070      553,375
     Drilling                     78,927           --      174,411           --
                             -----------  -----------  -----------  -----------
                             $   917,722  $ 1,063,382  $ 1,657,021  $ 2,225,097
                             ===========  ===========  ===========  ===========

   Income (loss) before income taxes:
     Oil and gas             $   160,144  $   261,934  $   176,789  $   516,398
     Leonardite                  (20,455)      32,226      (85,010)      27,215
     Drilling                    (15,191)          --       (4,778)          --
     General corporate
      activities                (132,918)    (125,563)    (255,087)    (235,256)
     Other income and
      expenses                    (8,088)      (1,976)     (20,697)      (7,051)
                             -----------  -----------  -----------  -----------
                             $   (16,508) $   166,621  $  (188,783) $   301,306
                             ===========  ===========  ===========  ===========



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


Results of Operations - Three Months and Six Months Ended June 30, 2002,
                        compared to Three Months and Six Months Ended June 30, 2001

  Information concerning our oil and gas operations for the three months and six months ended June 30, 2002, is set forth in the table below:

                            Oil and Gas Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2001       Ended       From 2001
                          June 30, 2002    Period     June 30, 2002    Period
                          -------------  ----------   -------------  ----------
Oil and gas production
 sold (BOE)                     33,858       (5%)           68,744       (6%)

Average price per BOE     $      20.27       (9%)     $      18.02      (21%)

Oil and gas revenue       $    686,275      (13%)     $  1,238,540      (26%)

Production costs          $    375,367       (6%)     $    762,527      (15%)

Average production cost
 per BOE                  $      11.09       (2%)     $      11.09      (10%)


  Oil and gas production sold during the second quarter of 2002 decreased by 1,700 barrels of oil equivalent (BOE) or 5% compared to the same quarter in 2001 and decreased 4,600 BOE or 6% for the first half of 2002 compared to that period in 2001. These declines are due to our reduced level of new drilling in recent years and to the fact that drilling in first quarter 2002 did not fully replace the normal decline of our wells through the second quarter. We also had plans to return our Hammond Gas Field, located in southeast Montana, to production during 2002, but we put that project on hold for the time being due to weak natural gas prices. Most of our oil and gas operations during 2002 were targeted toward development drilling in our South Starbuck Madison Unit, and preliminary efforts for the creation of additional future unitizations for the purpose of possible secondary recovery by waterflood. Work on these projects is expected to continue in light of recent oil prices.

  Oil and gas revenue decreased $103,000 or 13% for the three months ended June 30, 2002, and decreased $433,000 or 26% for the six months ended June 30, 2002, compared to the same periods in 2001. These declines were mostly due to lower oil prices. Second quarter prices per BOE were $1.92 or 9% lower. First half 2002 prices were $4.78 or 21% lower compared to the same periods in 2001. Although oil prices remained relatively stable through the first half of 2002, they are still lower than the prices that existed in that period of 2001. We believe that the Company is positioned to add to its production and reserves of oil and/or gas in the next few years.

  Second quarter 2002 oil and gas production costs were also lower than the prior year, declining $26,000 or 6%. First half 2002 costs were lower by $137,000 or 15%. Production costs decreased due to lower severance tax expense on lower revenues and due to efforts to reduce discretionary repairs and maintenance during periods of lower oil prices. These first half 2002 cost reductions were made without shutting in wells or taking other significant measures. Production costs on a per-equivalent-barrel basis for the second quarter of 2002 decreased $0.20 or 2% and decreased $1.19 or 10% the first half of 2002 compared to the same period in 2001 for the reasons previously discussed.


  Information concerning our leonardite operations for the three months and six months ended June 30, 2002, is set forth in the table below:


                            Leonardite Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2001       Ended       From 2001
                          June 30, 2002    Period     June 30, 2002    Period
                          -------------  ----------   -------------  ----------
Leonardite production
 sold (tons)                     1,648      (45%)            2,625      (57%)

Average revenue per ton   $      92.55        2%      $      92.98        3%

Leonardite revenue        $    152,520      (44%)     $    244,070      (56%)

Cost of leonardite sold   $    142,267      (31%)     $    268,505      (41%)

Average production cost
 per ton                  $      86.33       26%      $     102.29       37%


  Leonardite production sold decreased 1,359 tons or 45% and 3,492 tons or 57%, respectively, for the three- and six-month periods ended June 30, 2002, compared to the equivalent periods in 2001. These lower sales continue to reflect the sharp decline of drilling in the Gulf Coast States compared to the same period in 2001. The costs associated with rig operations on inland drilling compared to shelf operations caused the offshore operators to back off on the gulf prospects that they had intended to drill. In addition, gas storage has been at an all time high, contributing to reluctance to drill offshore prospects.

  Information from Baker Hughes indicates that in the offshore areas of Louisiana and Texas, 61 fewer rigs, or 37% less rigs, were operating in second quarter of 2002 compared to the same quarter in 2001, and 64 fewer rigs, or 39% less rigs, were operating in the first six months of 2002 compared to the same period in 2001.

  Despite the lower rig counts discussed above, we have started to see an increase in our leonardite tonnages shipped. We believe that for sales to increase significantly, the operators need to have confidence that there will be some price stability in oil and gas. Another fact that is important to note is that we have not lost any of our customers during times of decreased drilling.

  Leonardite revenue decreased $122,000 or 44%, and $309,000 or 56%, respectively, for the three- and six-month periods ended June 30, 2002 compared to the prior periods due to the lower sales discussed above. Revenue per ton for the three- and six-month periods ended June 30, 2002, varied only slightly, and was within a normal range of average revenue per ton for several products.

  Cost of leonardite sold decreased $63,000 or 31%, and $189,000 or 41%, for the three- and six-month periods, respectively, compared to the same periods in 2001 due to the decline in sales. Average per ton production costs for the three- and six-month periods ended June 30, 2002, increased $18.00 or 26% and $27.55 or 37% compared to the same periods in 2001.
These increases relate to both our fixed costs, which do not decline with reduced production sold, and the decrease in sales volume sold.


                             Drilling Operations

  Our oil and gas drilling subsidiary, Western Star Drilling Company, commenced operations January 2, 2002, and during the first half of 2002, drilled two wells for us and two wells for other operators. Drilling revenues from the external projects were $174,000, and associated costs of those projects were $124,000 yielding an operating income from drilling operations of $50,000 before depreciation. These results of operations can not be compared to the previous year, because drilling operations did not exist.


                            Consolidated Analysis

  Total operating revenues decreased $146,000 or 14% and $568,000 or 26% for the three- and six-month periods ended June 30, 2002, compared to the same periods in 2001. These decreases were due to decreased leonardite sales and lower oil production and prices, which were partially offset by our new drilling revenues.

  Operating expenses for oil and gas, leonardite, and drilling were previously discussed. Depreciation, depletion and amortization the three and six months ended June 30, 2002 increased compared to the prior year periods because of depreciation of the drilling rig that commenced operations in January 2002 and because of higher depletion of oil and gas properties. Selling, general and administrative was approximately the same for each period. Total operating expenses for the six months decreased $92,000 or 5% and increased $31,000 or 4% for the three months ended June 30, 2002, respectively, compared to the same periods in 2001. These changes were due to decreased oil and gas and leonardite expenses offset by the expenses for the new drilling subsidiary.

  Operating income decreased to a loss of $8,000 and $168,000, respectively, for the three- and six-month periods ended June 30, 2002, compared to income of $169,000 and $308,000 for the same periods in 2001. After provisions for non-operating expenses and income taxes, the consolidated net loss was $2,000 or $0.00 per share and $139,000 or $.04 per share for the three- and six-month periods ended June 30, 2002, compared to a net income of $147,000 or $.04 per share and $264,000 or $.07 per share for the same periods in 2001.


                       Liquidity and Capital Resources

  At June 30, 2002, we had working capital of $254,000 compared to a working capital deficit of $224,000 at December 31, 2001. Our current ratio was 1.24 to 1 at June 30, 2002, compared to .83 to 1 at year-end 2001.

  Net cash used by operating activities was $71,000 for the six months ended June 30, 2002, compared to net cash provided by operating activities of $896,000 for the same period in 2001. Cash was utilized in 2002 to make payments of $761,000 for additions to property, plant and equipment, $64,000 for payments on long-term debt and $11,000 for stock repurchases. During the first half of 2002, we borrowed $1,000,000 to finance our drilling program and the retrofitting of the drilling rig.

  We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing $3,000,000 line-of-credit. Our line-of credit is with Wells Fargo Bank and has available funds of $1,225,000. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.



                         PART II.  OTHER INFORMATION


Item 4. Submissions of Matters to a Vote of Securities Holders.

  The Company's annual meeting of stockholders was held Tuesday, June 11, 2002. The sole item submitted to stockholders for vote was the election of five nominees to serve on the Company's board of directors during 2002 and until the Company's next annual meeting. Notice of the meeting and proxy information was distributed to stockholders prior to the meeting in accordance with federal securities laws. There were no solicitations in opposition to the nominees.

  The vote tabulation with respect to each nominee was as follows:

                                       Shares          Shares
                                      Voted For       Withheld
                                      ---------       --------
             Duane Ashley             3,268,861        24,040
             H. Dennis Hoffelt        3,268,861        24,040
             Paul A. Krile            3,250,986        41,915
             Cathy Kruse              3,268,486        24,415
             Jeffrey P. Vickers       3,267,611        25,290


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       99.1 Certification of the Chief Executive Officer

       99.2 Certification of the Chief Financial Officer

  (b)  Reports on Form 8-K.

       None.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


August 14, 2002


                                       /S/  J. P. Vickers
                                       ------------------------------------
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer