Form 10QSB
period 2002-09-30
GEORESOURCES INC
filed 2002-11-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 2002.

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

                          YES ____X____  NO________.
                   _________________________________________

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at October 31, 2002
Common Stock, par value $.01 per share                3,787,477 shares
         _____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX


                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (September 30, 2002, and December 31, 2001)

     Consolidated Statements of Operations                          4
        (Three months ended September 30, 2002, and 2001
         and nine months ended September 30, 2002, and 2001)

     Consolidated Statements of Cash Flows                          5
        (Nine months ended September 30, 2002, and 2001)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

  Item 3.  Controls and Procedures                                 10

PART II.  OTHER INFORMATION                                        10



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                              September 30,   December 31,
                                                  2002            2001
                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    243,292    $    191,328
  Trade receivables, net                           839,053         626,359
  Inventories                                      243,609         196,858
  Income tax receivable                             50,032          23,000
  Prepaid expenses                                  34,117          25,155
                                              ------------    ------------
     Total current assets                        1,410,103       1,062,700
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 22,453,594      21,594,355
     Properties not subject to amortization        228,499         239,067
  Drilling rig and equipment                     1,072,382         968,064
  Leonardite plant and equipment                 3,244,605       3,244,605
  Other                                            757,931         759,742
                                              ------------    ------------
                                                27,757,011      26,805,833
  Less accumulated depreciation, depletion
   amortization and impairment                 (20,332,812)    (19,689,932)
                                              ------------    ------------
     Net property, plant and equipment           7,424,199       7,115,901
                                              ------------    ------------

OTHER ASSETS                                        14,375          23,118
                                              ------------    ------------
TOTAL ASSETS                                  $  8,848,677    $  8,201,719
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    705,126    $    938,807
  Accrued expenses                                 232,999         222,675
  Current maturities of long-term debt             133,026         125,000
                                              ------------    ------------
     Total current liabilities                   1,071,151       1,286,482

LONG-TERM DEBT, less current maturities          1,941,478       1,035,228
DEFERRED INCOME TAXES                              346,000         344,000
                                              ------------    ------------
     Total liabilities                           3,358,629       2,665,710
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding, 3,787,477
   and 3,794,227 shares, respectively               37,875          37,942
  Additional paid-in capital                       384,185         395,290
  Retained earnings                              5,067,988       5,102,777
                                              ------------    ------------
     Total stockholders' equity                  5,490,048       5,536,009
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  8,848,677    $  8,201,719
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
OPERATING REVENUES:
  Oil and gas                $   858,197  $   860,597  $ 2,096,737  $ 2,532,319
  Leonardite                     202,110      191,190      446,180      744,565
  Drilling                         3,188           --      177,599           --
                             -----------  -----------  -----------  -----------
                               1,063,495    1,051,787    2,720,516    3,276,884
                             -----------  -----------  -----------  -----------

OPERATING COSTS AND EXPENSES:
  Oil and gas production         396,925      492,133    1,159,452    1,392,038
  Cost of leonardite sold        161,106      149,204      429,611      606,414
  Drilling costs                   7,378           --      131,459           --
  Depreciation and depletion     225,369      182,306      642,880      500,718
  Selling, general
   and administrative            141,681      101,647      394,164      342,860
                             -----------  -----------  -----------  -----------
                                 932,459      925,290    2,757,566    2,842,030
                             -----------  -----------  -----------  -----------
     Operating income (loss)     131,036      126,497      (37,050)     434,854
                             -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense               (25,443)     (10,473)     (66,397)     (35,275)
  Interest income                    451       12,626       11,558       19,726
  Other income, net                4,950        5,074       14,100       15,725
                             -----------  -----------  -----------  -----------
                                 (20,042)       7,227      (40,739)         176
                             -----------  -----------  -----------  -----------
     Income (loss) before
      income taxes               110,994      133,724      (77,789)     435,030


  Income tax (expense) benefit    (7,000)     (17,000)      43,000      (54,000)
                             -----------  -----------  -----------  -----------
     Net income (loss)       $   103,994  $   116,724  $   (34,789) $   381,030
                             ===========  ===========  ===========  ===========

EARNINGS PER SHARE:

     Net income (loss),
      basic and diluted      $       .03  $       .03  $      (.01) $       .10
                             ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  2002            2001
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    (34,789)   $    381,030
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    642,880         500,718
     Deferred income taxes                           2,000          54,000
     Other                                           8,743           6,156
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                          (212,693)        128,933
       Inventories                                 (46,751)         59,768
       Income tax receivable                       (27,032)             --
       Prepaid expenses and other                   (8,963)        (29,168)
      Increase (decrease) in:
       Accounts payable                           (207,937)       (108,653)
       Income taxes payable                             --         (75,000)
       Accrued expenses                             10,324          18,900
                                              ------------    ------------
            Net cash provided by
             operating activities                  125,782         936,684
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (976,922)     (1,143,004)
  Collection of mortgage loans receivable               --         103,321
                                              ------------    ------------
            Net cash used in
             investing activities                 (976,922)     (1,039,683)
                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings             1,010,000         425,000
  Principal payments on long-term debt             (95,724)        (83,333)
  Debt issue costs                                      --         (15,000)
  Cost to purchase common stock                    (11,172)       (187,748)
                                              ------------    ------------
            Net cash provided by
             financing activities                  903,104         138,919
                                              ------------    ------------

NET INCREASE (DECREASE) IN
 CASH AND EQUIVALENTS                               51,964          35,920

CASH AND EQUIVALENTS, beginning of period          191,328         315,191
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    243,292    $    351,111
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     66,397    $    122,343
     Income taxes                                    1,758           1,320

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2002, and the results of operations and cash flows for the three months and nine months ended September 30, 2002, and 2001.

    The results of operations for the periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

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

    Presented below are our identifiable net assets as of September 30, 2002, and December 31, 2001:

                                                  2002            2001
                                              ------------    ------------
           Oil and gas                        $  6,105,459    $  5,539,560
           Leonardite                              965,569         976,107
           Drilling                                996,306         968,064
           General corporate assets                781,343         717,988
                                              ------------    ------------
                                              $  8,848,677    $  8,201,719
                                              ============    ============

    Presented below is information concerning our operating segments for the three- and nine-month periods ended September 30, 2002, and 2001:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
   Revenue:
     Oil and gas             $   858,197  $   860,597  $ 2,096,737  $ 2,532,319
     Leonardite                  202,110      191,190      446,180      744,565
     Drilling                      3,188           --      177,599           --
                             -----------  -----------  -----------  -----------
                             $ 1,063,495  $ 1,051,787  $ 2,720,516  $ 3,276,884
                             ===========  ===========  ===========  ===========

   Income (loss) before income taxes:
     Oil and gas             $   295,252  $   218,087  $   472,041  $   734,485
     Leonardite                    7,544       10,550      (77,466)      37,765
     Drilling                    (32,002)          --      (36,780)          --
     General corporate
      activities                (139,758)    (102,140)    (394,845)    (337,396)
     Other income and
      expenses                   (20,042)       7,227      (40,739)         176
                             -----------  -----------  -----------  -----------
                             $   110,994  $   133,724  $   (77,789) $   435,030
                             ===========  ===========  ===========  ===========

4. In September 2002, the Company received a notice from the bankruptcy trustee of a former leonardite customer alleging that the Company received preferential transfers from this customer within 90 days of the customer's bankruptcy petition filed in November 2000. The amount in question is approximately $110,000, and the trustee requested that the Company repay the entire amount. The Company believes that it is probable that a suit will be filed against the Company in late 2002. If so, the Company will either pursue a settlement of the suit for substantially less than $110,000 or defend its position that the payments it received were not preferential transfers but rather were payments on account that were received in the normal course of business and, therefore, should not be repaid to the trustee. As of September 30, 2002, the Company has recorded a reserve of $25,000 with respect to this matter.



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


Results of Operations - Three Months and Nine Months Ended September 30, 2002,
                        compared to Three Months and Nine Months Ended September 30, 2001.

  Information concerning our oil and gas operations for the three months and nine months ended September 30, 2002, is set forth in the table below:

                            Oil and Gas Operations

                                        % Increase                   % Increase
                         Three Months   (Decrease)    Nine Months    (Decrease)
                             Ended       From 2001        Ended       From 2001
                        Sept. 30, 2002    Period     Sept. 30, 2002    Period
                        --------------  ----------   --------------  ----------
Oil and gas production
 sold (BOE)                     35,898     (13%)            104,642      (9%)

Average price per BOE   $        23.91      14%      $        20.04      (9%)

Oil and gas revenue     $      858,197      --%      $    2,096,737     (17%)

Production costs        $      396,925     (19%)     $    1,159,452     (17%)

Average production
 cost per BOE           $        11.06      (8%)     $        11.08      (9%)


  Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), declined 5,246 BOE or 13% and 9,812 BOE or 9% for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. These changes basically reflect the normal declines of our wells due to our reduced level of drilling in years prior to 2002 and to our focus on secondary recovery drilling during 2002. Virtually, all of our oil and gas drilling operations during 2002 were targeted toward development drilling in our South Starbuck Madison Unit located in Bottineau County, North Dakota, and the drilling of one well needed for another unit. We intend to file this year with working interest owners, royalty owners and regulatory agencies to form that unit.

  The average oil price for the third quarter increased to $23.91, rising $2.99 or 14% above the same period in 2001. The 2002 nine-month period average price of $20.04, however, continued to lag below the prior year, which was $22.13. Oil and gas revenue for the three-month period ended September 30, 2002, was essentially flat due to the 13% lower production and 14% higher commodity values discussed above. Oil and gas revenue for the nine-month period was impacted by the combination of the lower average oil price thus far this year compared to 2001 and the production declines discussed above. This resulted in oil and gas revenue of $2,097,000 for the nine months ended September 30, 2002, compared to $2,532,000 for the same period last year.

  Oil and gas production costs declined $95,000 or 19% and $233,000 or 17% for the three- and nine-month periods of 2002, respectively, when compared to the same periods in 2001. The decrease in both periods was primarily due to efforts to control repair, maintenance and workover costs with a looming threat of lower commodity prices due to uncertainties in the Middle East. These lower production costs resulted in costs expressed on a per-equivalent-barrel basis declining 8% for the three-month period and 9% for the nine-month period of 2002 when compared to the same periods in 2001. These decreases in costs reflect our effort to bring per barrel costs down to their historical range of about $10.

  Information concerning our leonardite operations for the three months and nine months ended September 30, 2002, is set forth in the table below:

                             Leonardite Operations

                                        % Increase                   % Increase
                         Three Months   (Decrease)    Nine Months    (Decrease)
                             Ended       From 2001        Ended       From 2001
                        Sept. 30, 2002    Period     Sept. 30, 2002    Period
                        --------------  ----------   --------------  ----------
Leonardite production
 sold (tons)                     2,277      26%               4,902     (38%)

Average revenue
 per ton                $        88.76     (16%)     $        91.02      (3%)

Leonardite revenue      $      202,110       6%      $      446,180     (40%)

Cost of leonardite
 sold                   $      161,106       8%      $      429,611     (29%)

Average production
 cost per ton           $        70.75     (14%)     $        87.64      15%

  Leonardite production sold increased 465 tons or 26% and decreased 3,027 tons or 38%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the equivalent periods in 2001. The year started out slow and picked up considerably during the third quarter until hurricane season in the Gulf States caused evacuation of some of the offshore rigs.

  Leonardite revenue increased $11,000 or 6% and decreased $298,000 or 40%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. The change in revenue in the three-month period was primarily due to the reasons explained above. Average revenue per ton for the three months ended September 30, 2002, was down 16% and for the nine-month period, down 3%. This was due to the decrease in special product sales during the third quarter where we have a larger profit margin. Our basic leonardite product has lower processing costs and selling prices, and the profit margin is lower to remain competitive.

  Cost of leonardite sold was 8% higher for the three-month period ended September 30, 2002, and decreased 29% for the nine-month period compared to the same periods in 2001. The increase for the quarter was due to an increase in equipment repair costs, while the nine-month decrease was related to the overall decline in sales. Average per ton production costs decreased 14% and increased 15%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001.


                             Drilling Operations

  Our oil and gas drilling subsidiary, Western Star Drilling Company, commenced operations January 2, 2002, and has drilled two wells for us and two wells for other operators. Drilling revenues from the external projects were $178,000, and associated costs of those projects were $131,000, yielding an operating income from drilling operations of $47,000 before depreciation. These results of operations can not be compared to the previous year, because drilling operations did not exist. During the third quarter 2002, this subsidiary did not drill any wells but it did quote several projects that we hope will be drilled in the remainder of 2002 or early 2003.


                             Consolidated Analysis

  Total operating revenues increased $12,000 or 1% and decreased $556,000 or 17%, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001. The decrease in the nine-month period was due to decreased leonardite sales and lower oil production and prices, which were partially offset by our new drilling revenues.

  Total operating expenses increased $7,000 or 1% and decreased $84,000 or 3% for the three- and nine-month periods of 2002, respectively, compared to the same periods in 2001. Operating expenses for oil and gas, leonardite, and drilling were previously discussed. Depreciation, depletion and amortization for the three- and nine- month periods ended September 30, 2002, increased compared to the prior year periods because of depreciation for the drilling rig that commenced operations in January 2002, and because of higher depletion of oil and gas properties. Selling, general and administrative was also up in both periods due in part to a $25,000 reserve established for a claim by a bankruptcy trustee of a former leonardite customer.

  Operating income increased to $131,000 and decreased to a loss of $37,000 for the three- and nine-month periods ended September 30, 2002, compared to income of $126,000 and $435,000 for the same periods in 2001. After provisions for non-operating expenses and income taxes, the result of consolidated operations yielded a net income of $104,000 or $.03 per share and a net loss of $35,000 or $0.01 per share, respectively, for the three- and nine-month periods ended September 30, 2002, compared to a net income of $117,000 or $.03 per share and $381,000 or $.10 per share for the same periods in 2001.


                        Liquidity and Capital Resources

  At September 30, 2002, we had working capital of $338,000 compared to working capital deficit of $224,000 at December 31, 2001. Our current ratio was 1.32 to 1 at September 30, 2002, compared to .83 to 1 at year-end 2001.

  Net cash provided by operating activities was $126,000 for the nine months ended September 30, 2002, compared to $937,000 for the same period in 2001. Cash was utilized in 2002 to make payments of $977,000 for additions to property, plant and equipment, $96,000 for payments on long-term debt and $11,000 for stock repurchases. During the first half of 2002, we borrowed $1,000,000 to finance our drilling program and the retrofitting of the drilling rig.

  We believe our cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing $3,000,000 Wells Fargo Bank line-of-credit which, subject to collateral requirements, has available funds of $1,225,000. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


                       Item 3.  Controls and Procedures

  Under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report.
Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.


                         PART II.  OTHER INFORMATION


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


November 14, 2002


                                       /S/  J. P. Vickers
                                       ------------------------------------
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer



                   Certification of Chief Executive Officer
                of GeoResources, Inc. pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002

I, J. P. Vickers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GeoResources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002               /S/  J. P. Vickers
                                       ------------------------------------
                                       J. P. Vickers,
                                       Chief Executive Officer



                   Certification of Chief Financial Officer
                of GeoResources, Inc. pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002

I, J. P. Vickers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GeoResources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002               /S/  J. P Vickers
                                       ------------------------------------
                                       J. P. Vickers,
                                       Chief Financial Officer