Form 10KSB
period 2002-12-31
GEORESOURCES INC
filed 2003-03-31
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

     Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, par value $0.01
                   -----------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]
                   -----------------------------------------
Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                   -----------------------------------------
Issuer's revenues for its most recent fiscal year. $3,848,785
                   -----------------------------------------
The aggregate market value of the voting and non-voting common equity computed by reference to the average bid and ask price of such common equity held by nonaffiliates as of March 14, 2003, was approximately $4,835,160.
                   -----------------------------------------
Shares of $0.01 par value Common Stock outstanding at March 14,
2003:  3,763,227



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

  Our future results may vary materially from those anticipated by management and may be affected by various trends and factors which are beyond our control. Please review some of the more significant risks we face under the heading "Risk Factors" presented at the end of this item.


  Oil and Gas Exploration, Development and Production

  Our oil and gas exploration and production efforts are concentrated on oil properties in the North Dakota and Montana portions of the Williston Basin. We typically generate prospects for our own exploitation, but when we believe a prospect may have substantial risk or cost, we may attempt to raise all or a portion of the funds necessary for exploration or development through farmouts, joint ventures, or other similar types of cost-sharing arrangements. The amount of interest retained by us in a cost-sharing arrangement varies widely and depends upon many factors, including the exploratory costs and the risks involved.

  In addition to originating our own prospects, we occasionally participate in exploratory and development prospects originated by other individuals and companies. We also evaluate interests in various proved properties to acquire for further operation and/or development.

  As of December 31, 2002, we had developed oil and gas leases covering approximately 15,500 net acres in Montana and North Dakota, and during 2002 sold an average 390 net equivalent barrels of oil per day from 139 gross (111 net) productive wells located primarily in North Dakota.

  We sell our crude oil and natural gas to purchasers with facilities located near our wells.


  Oil and Gas Drilling

  Due to a shortage of working drilling rigs we believe exists in some portions of the Williston Basin area, we elected to form a subsidiary company to own and operate a rig for our own use and for contract drilling operations. In September 2001, we purchased a drilling rig capable of drilling to 8,000 feet. After retrofitting, the rig was deployed in the north central region of North Dakota. In January 2002, our subsidiary company, Western Star Drilling Company ("WSDC"), was incorporated. We transferred the rig and all related equipment to WSDC in exchange for 100% of WSDC's outstanding stock. WSDC's rig consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment. From time to time, the rig will be used to drill our prospects; however, WSDC will also contract with other entities to drill their wells. We believe that the ownership of WSDC will accelerate the development of our leasehold acreage while providing an additional revenue stream through contract drilling.

  WSDC provides the rig, equipment and personnel on a contract basis. The drilling contracts are obtained through competitive bidding or as a result of negotiations with customers. To date, all of the drilling contracts have been performed on a "daywork" basis, under which a fixed rate is charged per day, with the price determined by the location, depth, and complexity of the well to be drilled, operating conditions and the competitive forces of the market. In most instances, contracts provide for additional payments for mobilization and demobilization of the rig.


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

  In 2002, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico. Demand for our plant's output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore. Drilling activity has remained at relatively low levels for periods of time during the past several years. We have no significant leonardite supply contracts with individual customers.


  Status of Products, Services or Industry Segments in Development

  We own 84% of the voting stock of Belmont Natural Resource Company, Inc. ("BNRC"), a Washington corporation formed for the purpose of exploiting natural gas opportunities in the Pacific Northwest. BNRC owns oil and gas leases covering 3,273 gross acres (2,804 net) on a gas prospect in the State of Washington. We do not expect to devote any substantial resources on this prospect in 2003.

  We also own a nonproducing silver property in Arizona (See Item 2.), as well as a minor amount of geothermal and other mineral rights in Oregon. We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2003.


  Sources and Availability of Raw Materials and Leases

  Maintaining sufficient leasehold mineral interests for oil and gas exploration and development is a primary continuing need in the oil and gas business. We believe that our current undeveloped acreage is sufficient to meet our presently foreseeable oil and gas leasehold needs. Maintaining sufficient leasehold mineral interests for leonardite mining is also a continuing need for our mining and manufacturing of leonardite products.
We believe the leonardite held under our current leases is sufficient to maintain our present output for many years. (See Item 2.)


  Major Customers

  In 2002, we sold our crude oil to 20 purchasers. Flint Hills Resources and Plains Marketing Canada, L.P. were the major purchasers, accounting for approximately 51% and 38%, respectively, of our oil and gas revenue in 2002 or approximately 39% and 30%, respectively, of our total operating revenue. Management believes there are other crude oil purchasers to whom we would be able to sell our oil if any of our current purchasers discontinued purchasing from us.

  In 2002, we sold leonardite products to 32 customers. The largest customer in 2002 for leonardite products made purchases totaling 37% of our mining and manufacturing revenue or approximately 6% of our total operating revenue.

  In 2002, WSDC had three customers. The largest customer accounted for approximately 37% of our drilling revenue or approximately 3% of our total operating revenue.


  Backlog Orders, Research and Development

  We do not have any material long-term or short-term contracts to supply leonardite products. All orders are reasonably expected to be filled within three weeks of receipt. From time to time, we enter into short-term contracts to deliver any quantities of oil or gas; however, no significant backlog exists. Our oil and gas division order contracts and any off-lease-marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions. They generally do not require long-term delivery of fixed quantities of oil or gas. We have not spent any material time or funds on research and development and do not expect to do so in the foreseeable future.


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


  Contract Drilling. The contract drilling business is highly competitive. Contract drilling competition involves price, efficiency, rig availability, rig condition, reputation, customer relations and many other factors. Although the contract drilling rig business can be competitive, we believe there is a current shortage of drilling rigs available in some areas of the Williston Basin.

  Contract drilling and oil and natural gas activities are subject to a number of risks and hazards. These could cause serious injury or death to persons, suspension of drilling operations, serious damage to equipment or property of others, and damage to producing formations in surrounding areas. Our operations could also cause environmental damage, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, we could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect our operations and financial condition. We believe we are adequately insured or indemnified against normal and foreseeable risks in our operations in accordance with industry standards. However, such insurance or indemnification may not be adequate to protect us against liability from all consequences of well disasters, extensive fire damage or damage to the environment. Likewise, we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates or that any particular types of coverage will be available.


  Environmental Regulations

  All of our operations are generally subject to numerous stringent federal, state and local environmental regulations under various acts including the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Water Pollution Control Act; and the Resources Conservation and Recovery Act.

  For example, our oil and gas business segment is affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and wastes not directly related to oil and gas production. Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment and a number of others. It is not possible to estimate future environmental compliance costs due in part to the uncertainty of continually changing environmental initiatives. While future environmental cost can be expected to be significant to the entire oil and gas industry, we do not believe our costs would be any more of a relative financial burden than those of our peers and that environmental compliance costs will be recovered in the marketplace.

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


  Employees

  At March 15, 2003, we employed 13 persons on a full-time basis, including our officers. None of our employees are represented by unions. We consider our relationships with our employees to be excellent.


  Risk Factors

  Our operations are subject to a variety of risks, including the following:

  We must successfully acquire or develop additional reserves of oil and gas.

  Our future production of oil and gas is highly dependent upon our level of success in acquiring or finding additional reserves. The rate of production from our oil and gas properties generally decreases as reserves are depleted. We compete with a number of exploration and production companies that possess greater financial resources than are available to us. We may not be able to economically compete for oil and gas properties due to a lack of capital and inability to obtain adequate financing which may be required to fund property acquisitions. To the extent financing is obtained, it may not be on terms beneficial to our stockholders.

  We face significant competition.

  We operate in a highly competitive environment. We compete with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and labor required to develop and operate such properties, and in the marketing of oil and gas to end-users. Many of our competitors have financial and other resources substantially greater than us. In addition, many of our larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production, such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations. We also compete in attracting and retaining technical personnel, including geologists, geophysicists and other specialists.

  We also face the same competitive matters discussed above with respect to our leonardite operations.

  Our reported reserves of oil and gas represent estimates which may vary materially over time due to many factors.

  Generally. Our estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, foreign exchange rates, operating and development costs and other factors. There are numerous uncertainties and uncontrollable factors inherent in:

      estimating quantities of oil and gas reserves,

      projecting future rates of production, and

      timing of development expenditures.

  In addition, the estimates of future net cash flows from our proved reserves and the present value of such reserves are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of our reserves and amount of estimated future net cash flows from our estimated oil and gas reserves.

  Proved Reserves; Ceiling Test. A deterioration of oil or gas prices could result in our recording a non-cash charge to earnings at the end of a quarter or year. Our proved reserve estimates are based upon our analysis of our oil and gas properties and are subject to rules set by the SEC. We periodically review the carrying value of our oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. At the end of each quarter, the test is applied using unescalated prices in effect at the applicable time and may result in a write-down if the "ceiling" is exceeded, even if prices decline for only a short period of time. We have made write downs of the carrying value of our oil and gas properties on our financial statements in the past due to low prices, and may do so in the future.

  Any hedging activities we engage in may prevent us from realizing the benefits in oil or gas price increases.

  To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges during certain time periods. From time to time, we have engaged in hedging activities with respect to some of our projected oil and gas production through a variety of financial arrangements designed to protect against price declines, including swaps, collars and futures agreements. We currently are not a party to any hedging contracts but may engage in hedging in the future.

  We face significant operating risks which may not be insurable.

  Our exploration, drilling, production and transportation of oil and gas can be hazardous. Unforeseen occurrences can happen, including property title uncertainties, unanticipated pressure or irregularities in formations, blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life or damage to property or the environment. Even if our exploration activities discover oil and gas reserves, we may not be able to produce quantities sufficient to justify the cost. We maintain insurance against certain losses or liabilities arising from our operations in accordance with customary industry practices and in amounts that our management believes to be prudent. However, insurance is not available for all operational risks. The occurrence of a significant event that is not fully insured could negatively impact our results of operations and financial condition.

  We face extensive government regulation which can negatively impact the success of our operations and financial success.

  The oil and gas and mining industries are extensively regulated by federal, state and local authorities. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of our oil, gas and leonardite production. Substantial penalties may be assessed for noncompliance with various applicable statutes and regulations, and the overall regulatory burden on the industry increases its cost of doing business and, in turn, decreases its profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

  We are dependent upon the services of our Chief Executive Officer.

  We are highly dependent on the services of our Chief Executive Officer, Jeffrey P. Vickers. We do not have an employment agreement with Mr. Vickers, nor do we carry any key man life insurance on Mr. Vickers. The loss of his services would likely negatively impact our operations


ITEM 2.  PROPERTIES

  Our properties consist of five main categories: Office, oil and gas exploration and production, oil and gas drilling rig, leonardite plant and mine, and a nonproducing silver property. Certain of these properties are mortgaged to our bank. See Notes E and I to the Consolidated Financial Statements for further information.


  Office

  We own an 18,000 square foot office building, which is located on a one-acre lot in Williston, North Dakota. We use about 9,000 square feet of the building and rent the remainder to unaffiliated businesses.


  Oil and Gas Exploration and Production

  We own developed oil and gas leases totaling 20,059 gross (15,512 net) acres as of December 31, 2002, plus associated production equipment. We also own a number of undeveloped oil and gas leases. The acreage and other additional information concerning our oil and gas operations are presented in the following tables.


  Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows. All of our oil and gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note M to the Consolidated Financial Statements. The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum-engineering firm in Williston, North Dakota. We have no long-term supply or similar agreements with foreign governments or authorities, and we do not own an interest in any reserves accounted for by the equity method.


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
         PROD.       PROD.      PROD.      PRICE       PRICE        COST PER
YEAR    (BBLS)       (MCF)      (BOE)*    PER BBL     PER MCF         BOE**
------------------------------------------------------------------------------
2002   140,468      10,374     142,197     $21.10      $1.51          $11.39
2001   149,916      11,496     151,832     $20.25      $2.40          $12.23
2000   165,156      10,139     166,846     $26.75      $1.80          $ 9.94
------------------------------------------------------------------------------
*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**Average production cost includes lifting costs, remedial workover expenses and production taxes.

  Gross and Net Productive Wells. As of December 31, 2002, our total gross and net productive wells were as follows:

                              Productive Wells*
------------------------------------------------------------------------
          OIL                      GAS                     TOTAL
----------------------   ----------------------   ----------------------
GROSS WELLS  NET WELLS   GROSS WELLS  NET WELLS   GROSS WELLS  NET WELLS
------------------------------------------------------------------------
    113        85.57          26        25.25         139       110.82
------------------------------------------------------------------------
*There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production.


  Gross and Net Developed and Undeveloped Acres. As of December 31, 2002, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

                              Leasehold Acreage*
--------------------------------------------------------------------------
                  DEVELOPED           UNDEVELOPED              TOTAL
               ----------------     ----------------     -----------------
                GROSS      NET       GROSS      NET        GROSS      NET

Montana         9,320     7,666     31,693    32,439      41,013    40,105
North Dakota   10,739     7,846     61,098    29,464      71,837    37,310
Washington          0         0      3,273     2,804       3,273     2,804
               ------    ------     ------    ------     -------    ------
ALL STATES     20,059    15,512     96,064    64,707     116,123    80,219
               ======    ======     ======    ======     =======    ======
--------------------------------------------------------------------------
*Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.


  Exploratory Wells and Development Wells. For each of the last three fiscal years ended December 31, the number of net exploratory and development productive and dry wells drilled by us was as set forth below.

----------------------------------------------------------------------------
            NET   EXPLORATORY       NET DEVELOPMENT     TOTAL NET PRODUCTIVE
YEAR         WELLS DRILLED           WELLS DRILLED      OR DRY WELLS DRILLED
----      ------------------      ------------------    --------------------
          PRODUCTIVE     DRY      PRODUCTIVE     DRY
----------------------------------------------------------------------------
2002         0.00       0.00         2.99       0.00             2.99
2001         0.00       0.00         0.00       0.00             0.00
2000         0.00       0.00         0.83       0.00             0.83
----------------------------------------------------------------------------

  Present Activities. At the beginning of March 2003, we announced plans to drill two gross (2 net) wells in the Kramer, ND area. The first well was spudded on March 17, 2003. This well is a development well in our South Starbuck Madison Unit. The second well, is an exploratory well located about a mile from the SSMU well in the Kramer prospect.


  Supply Contracts or Agreements. We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short-term contracts customary in division orders and off lease marketing arrangements within the industry.


  Reserve Estimates Filed with Agencies. Information concerning the Company's estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2002, 2001 and 2000 is included as unaudited information in Note M to the Consolidated Financial Statements. In 1999, information concerning portions of the Company's estimated proved oil and gas reserves was provided to the U.S. Department of Energy for fiscal 1998.


  Oil and Gas Drilling Rig. During 2001 we purchased and retro-fitted a drilling rig and dedicated it to a subsidiary company so it would be available to drill wells for us and other operators. WSDC's Rig designated E25 is capable of depths to 8,000 feet. Two of its primary components are a Drilling Structures Inc. mast rated at a 350,000 pound hook load and an Emsco Model GB-250 drawworks. It is our expectation that this rig will only be utilized to drill wells located in the United States portion of the Williston Basin.

  During 2002, the rig was utilized to drill two wells for us and three wells for other operators. A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract. The optimum utilization of the WSDC rig is the drilling of approximately 20 wells per year of the type and depth that are typical in the shallower portions of the Williston Basin. We believe that the rig utilization during 2002 met reasonable expectations for its first year of operation.


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

------------------------------------------------------------------------------
                             FINISHED           AVERAGE
                             PRODUCTS         SALES PRICE
               YEAR           (TONS)            PER TON
------------------------------------------------------------------------------
               2002           6,511               $90.31
               2001           9,779               $93.42
               2000           7,696               $87.83
------------------------------------------------------------------------------

  Our leonardite mining properties consist of a developed lease from private parties and one undeveloped lease from the United States Department of the Interior, Bureau of Land Management. The leased land is located about one mile from our plant site in Williams County, North Dakota. The private-party (fee) lease totals approximately 160 acres and requires a royalty payment per ton scaled to the Producer Price Index, which was approximately $0.75 for the past three years. The federal lease from the Bureau of Land Management (BLM) covers 320 undeveloped acres and requires a minimum royalty of $3.00 per acre or production royalty of 12.5% of value extracted. In 1994, we formed a 240-acre logical mining unit (LMU), in accordance with BLM regulations, consisting of 80 acres of the fee lease and 160 acres of the BLM lease. This LMU allows current operations on the fee lease to satisfy diligent development and other requirements for 160 acres of the BLM lease. We believe that the leonardite contained in the 240-acre LMU is sufficient to supply our plant's raw material requirements for many years and that before these reserves were to be exhausted, we would be able to acquire other fee or federal coal leases in the same area.


  Silver Property

  We own seven patented mining claims and 15 unpatented mining claims in the Tonto National Forest in Pinal County, Arizona. These claims, known as the Reymert Silver Property, produced silver sporadically since the 1880's. On May 1, 2002, we entered into a License Agreement-Lease Agreement with Gila Rock Productions, L.L.C. ("GRP"), an Arizona Limited Liability Corporation. GRP plans to use this property for producing and marketing decorative rock, boulders, riprap, road-base material and similar commercial rock products. We receive a 10% royalty of gross selling prices on all rock products produced and sold from the property or a minimum royalty of $250 per month. We have no plans to devote significant financial resources to this property in 2003; however, we are cooperating to have it developed for commercial rock production and continue to investigate other ways to further exploit the property.


ITEM 3.  LEGAL PROCEEDINGS

  We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In RE: Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.) The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has brought a preference claim of approximately $160,000 alleging that we received preferential transfers from Ambar, Inc. within 90 days of its bankruptcy petition filed on November 21, 2000. We and other similarly situated defendants have joined together to share a common defense in order to reduce legal costs. We are defending against the claim based on the position that the payments we received were not preferential transfers but rather were (a) payments on a trade account that were received in the normal course of business, or (b) payments that did not come from the debtor. We may also consider a settlement on the claim if we deem it economically advisable. As of December 31, 2002, we recorded a reserve of $50,000 with respect to this matter.

  Except as discussed herein, we are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 2002, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock trades on the Nasdaq SmallCap Stock Market under the Symbol "GEOI". The following table sets forth for the period indicated the lowest and highest trade prices for our Common Stock as reported by the Nasdaq SmallCap Stock Market. These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

------------------------------------------------------------------------------
                                               TRADE PRICE
                                          ---------------------------
       CALENDAR                           LOWEST              HIGHEST
------------------------------------------------------------------------------
         2002       4th Quarter           $1.08                 $1.38
                    3rd Quarter           $1.07                 $1.79
                    2nd Quarter           $1.43                 $1.94
                    1st Quarter           $1.41                 $1.69
         2001       4th Quarter           $1.45                 $1.70
                    3rd Quarter           $1.53                 $2.16
                    2nd Quarter           $1.68                 $2.46
                    1st Quarter           $1.75                 $2.12
------------------------------------------------------------------------------

  As of March 15, 2003, there were approximately 1,300 holders of record of our Common Stock. We believe that there are also approximately 750 additional beneficial owners of Common Stock held in "street name".

  We have never declared or paid a cash dividend on our Common Stock nor do we anticipate that dividends will be paid in the near future. Further, certain of our financing agreements restrict the payment of cash dividends. See Note E to the Consolidated Financial Statements for further information.

  Equity Compensation Plan Information

  The following sets forth information as of March 14, 2003 concerning our compensation plan under which shares of our common stock are authorized for issuance.

------------------------------------------------------------------------------
                     NUMBER OF
                    SECURITIES
                   TO BE ISSUED
                   UPON EXERCISE     WEIGHTED AVERAGE
                   OF OUTSTANDING    EXERCISE PRICE OF    NUMBER OF SECURITIES
PLAN             OPTIONS, WARRANTS  OUTSTANDING OPTIONS,  REMAINING AVAILABLE
CATEGORY             AND RIGHTS     WARRANTS AND RIGHTS   FOR FUTURE ISSUANCE*
------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders:
1993 Employees'
Incentive Stock
Option Plan           175,500             $ 2.34                   -0-

Equity compensation
plans not approved
by security holders:    N/A                 N/A                    N/A
------------------------------------------------------------------------------
*The term of this plan expired on February 17, 2003. Thus, no further options may be granted under the plan.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

  We operate through three primary segments: 1) oil and gas exploration and production; 2) oil and gas drilling; and 3) leonardite mining and processing. Our major leonardite products are oil and gas drilling mud additives. See Note B to the Consolidated Financial Statements for financial information about our business segments.


BUSINESS ENVIRONMENT AND RISK FACTORS

  This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the leonardite industry and the oil well drilling industry, the economy and about us. Words such as "may," "will," "expect," "anticipate," "estimate" or "continue," or comparable words are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements; whether as a result of new information, future events or otherwise.

  Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets. See "Risk Factors" in Item 1 to this report.


CRITICAL ACCOUNTING POLICIES

  Certain accounting policies are important to the portrayal of our consolidated financial condition and results of operations and require management's subjective or complex judgments. The policies are as follows:

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

  Also under the full cost method, we are required to record a permanent impairment provision if the net book value of our oil and gas properties less related deferred taxes exceeds a ceiling value equal to the present value of the future cash inflows from proved reserves, tax effected and discounted at 10%. The ceiling test is computed at the end of each quarter. The oil and gas prices used in calculating future cash inflows are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile and if the market prices at a period end date have decreased, we may have to record an impairment. We have recorded impairments in the past as a result of low oil prices.

Revenue Recognition

  Revenues are recognized when delivery of oil and gas production is made, leonardite is shipped and as drilling work progresses.

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


NEW ACCOUNTING STANDARDS

  In June 2001, the FASB issued Statement No. 143 (FAS 143) titled
"Accounting for Asset Retirement Obligations" which applies to legal or contractual obligations associated with the retirement of tangible long-lived assets. Effective for fiscal years beginning after June 15, 2002, FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is to be discounted and accretion expense recognized using the credit-adjusted-risk-free interest rate in effect when the liability was initially recognized. Upon initial application of the statement, an entity is to 1) recognize a liability for any existing asset retirement obligations adjusted for the cumulative accretion to the date of adoption of the statement and 2) recognize an asset for retirement costs capitalized as an increase to the carry amount of the associated long-lived asset adjusted for the accumulated depreciation on that capitalized cost to the date of adoption of the statement. We are currently assessing the impact adopting FAS 143 will have on our financial position and operations.

In June 2002, the FASB issued Statement No. 146 (FAS 146) titled "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to when we commit to an exit plan. SFAS 146 requires the liability be measured at fair value and be adjusted for changes in estimated cash flows. It is not expected that SFAS 146 will materially affect our financial statements.



RESULTS OF OPERATIONS

The following table sets forth the selected financial data during the last five years.

------------------------------------------------------------------------------
                   2002         2001         2000         1999         1998
------------------------------------------------------------------------------
Operating
Revenue        $ 3,848,785  $ 3,977,703  $ 5,112,206  $ 3,340,489  $ 2,380,651

Net Income
(Loss)              91,374       41,818    1,414,797      481,552   (1,605,218)

Net Income
(Loss)
Per Share              .02          .01          .36          .12         (.39)

AT YEAR END:
Total Assets     9,048,200    8,201,719    7,450,286    7,328,840    6,704,724

Long-term
Debt             1,910,228    1,035,228      375,000    1,610,008    1,625,004

Current
Maturities         132,260      125,000      125,000      175,000      316,000

Working
Capital (deficit)  310,516     (223,782)     423,897      638,549      111,515

Stockholders'
Equity           5,616,211    5,536,009    5,712,655    4,462,475    4,052,114
------------------------------------------------------------------------------


Comparison of 2002 to 2001 Revenue and Gross Margin

  Oil and gas sales were $2,980,000 in 2002 compared to $3,064,000 in 2001, a decrease of $84,000 or 3%. This decline in revenue was due to the 6% decrease in the volume of oil and gas sold that was primarily offset by a 4% increase in the average value we received for our oil production. The volume of oil and gas sold in 2002 decreased 9,600 barrels of oil equivalent (BOE) to 142,000 BOE from 152,000 BOE in 2001. Our 2002 average oil price per barrel was $21.10 compared to an average of $20.25 in 2001. The higher average price for 2002 occurred primarily in the 4th quarter of 2002 as shown by the following table.

                           AVERAGE NYMEX OIL PRICES

         Calendar                                   Increase(Decrease)
      Quarters Ended     2001           2002            2002-2001
      --------------    ------         ------       ------------------
        March 31        $28.72         $21.64             $(7.08)
         June 30         27.96          26.25              (1.71)
       September 30      26.57          28.27               1.70
       December 31       20.43          28.14               7.71

Our lower volume of sales basically follows the relative volatility of the price changes shown in the table above. Operations in the last quarter of 2001 and first half of 2002 were diminished somewhat due to lower prices that did not generate cash flow or provide economic incentive to maximize them. Operations began to increase during the second half of 2002, but not enough to bring production above prior year levels. The 6% lower production level is also related to the overall average production decline of our oil reserve base.

  Oil and gas production costs in 2002 were $1,619,000 compared to $1,856,000 in 2001, a decrease of $237,000 or 13%. These lower costs were due to our lower operations in response to lower oil prices, as discussed above. Production costs expressed on a per equivalent barrel basis decreased $0.84 per BOE or 7% to average $11.39 for 2002 compared to $12.23 for 2001. This reduction was due to our efforts to reduce variable per barrel production costs throughout most of the year. Our gross margin for 2002 oil and gas operations without deductions for depletion and selling, general and administrative (SG&A) expenses, increased to $1,361,000 or 46% of revenue compared to $1,208,000 or 39% of revenue for the year 2001.

  Our oil and gas drilling subsidiary, Western Star Drilling Company, commenced operation January 2, 2002, and has drilled two wells for us and three wells for other operators. We believe these five wells met reasonable expectations for our first year of operation, although they represent about 25% of the rig's optimum utilization. Drilling revenues from the external projects were $281,000, and associated costs were $238,000, yielding an operating income from drilling operations of $43,000 before depreciation. These results of operations can not be compared to the previous year, because drilling operations did not exist in 2001.

  Leonardite product sales were $588,000 in 2002 compared to $914,000 in 2001, a decrease of $326,000 or 36%. This decrease was due to a combination of several factors, the primary factor being a dramatic decrease in the activity of drilling in the Gulf of Mexico, resulting in lower sales. Production sold in 2002 was 6,511 tons at an average price of $90.31 compared to 9,779 tons at an average price of $93.42 for 2001.

  Cost of leonardite sold was $588,000 in 2002 compared to $824,000 in 2001, a decrease of $236,000 or 29%. Average production costs per ton were $90.26 and $84.29 for 2002 and 2001, respectively. Costs per ton decreased approximately 7% for 2002 compared to 2001 due mainly to the lower sales volume in relation to fixed costs.

  Gross margin for 2002 leonardite operations before deductions for depreciation and selling, general and administrative expenses was at a break-even point compared to $89,000 or 10% of revenue for 2001. The decrease in 2002 gross margin was a result of the lower sales discussed above.


Comparison of 2002 to 2001 Consolidated Analysis

  Total operating revenue for 2002 decreased $129,000 or 3% to $3,849,000 from $3,978,000 in 2001. This decrease was due to decreased leonardite sales and lower oil production, which was partially offset by our new drilling revenue.

  Total operating costs for 2002 decreased by $210,000 or 5% to $3,687,000 compared to $3,897,000 in 2001. This decrease in total costs resulted from decreases in oil and gas production costs and costs of leonardite sold, which were offset by the drilling cost associated with our new subsidiary, previously discussed. Depreciation, depletion and amortization expense in 2002 was $697,000 or 6% lower than 2001, due to reserve values and volumes being evaluated at substantially higher prices at year end 2002 compared to year-end 2001. Selling, general and administrative costs (SG&A) were $74,000 or 16% higher in 2002 compared to 2001 due in part to a $50,000 reserve established for a claim by a bankruptcy trustee of a former leonardite customer.

  Operating income increased to $162,000 for 2002 compared to income of $81,000 in 2001. Nonoperating expenses increased to $65,000 in 2002 from $2,000 in 2001, primarily due to increased interest expense resulting from additional borrowings on our line-of-credit. Income before taxes in 2002 was $97,000 compared to income of $79,000 in 2001.

  Income tax expense in 2002 was $6,000 compared to $37,000 in 2001. The amount for each year is primarily reflective of changes in our tax-deferred assets and liabilities under the provisions of SFAS No. 109. See Notes A and F to the Financial Statements for further information.

  As a result of all the factors discussed above, net income for 2002 was $91,000 or $0.02 per share compared to a net income of $42,000 or $0.01 per share in 2001.


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2002, we had current assets of $1,437,000 compared to current liabilities of $1,127,000 for a current ratio of 1.28 to 1 and working capital of $311,000. This compares to a current ratio of .83 to 1 at December 31, 2001, and working capital deficit of $224,000.

  During the year ended December 31, 2002, we generated cash flows from operating activities of $825,000, which was $367,000 less than the amount generated during 2001. This decrease was essentially due to lower leonardite sales and oil production discussed previously. We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit ("RLOC") will be sufficient to meet our short-term cash requirements. The RLOC, which had an available balance of $1,225,000 at December 31, 2002, allows borrowing until January 5, 2004, with repayment due by January 5, 2008.

  During 2002, our investing activities used $1,558,000 of cash for additions to property, plant and equipment. Approximately $626,000 of these additions was to drill three wells in Bottineau County, North Dakota; two in our South Starbuck Madison Unit and one in the Landa Field. We also used approximately $158,000 for capitalized workovers on operated and non-operated wells. Portions of the remaining $774,000 used in investing activities consisted of $109,000 of additional rig equipment, $18,000 for miscellaneous office and leonardite plant expenditures, $39,000 for unproved oil and gas property costs and $28,000 for proved property acquisition costs.

  During 2002, our financing activities consisted of $128,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements, and we used an additional $11,000 of cash to purchase our common stock on the open market. During the first half of 2002, we borrowed $1,000,000 on our RLOC to finance our drilling program and the retrofitting of the drilling rig.

  We estimate that our capital costs for 2003 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be approximately $1,000,000. Planned expenditures for 2003 also include delay rentals and other exploration costs of approximately $100,000. Funds expected to be used for 2003 principal payments required under existing debt agreements is $132,000.

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


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements" on page 28.


ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The following sets forth certain information concerning each of our directors and executive officers:

------------------------------------------------------------------------------
                          POSITION(S) WITH       PERIOD OF SERVICE AS
NAME AND AGE              THE COMPANY            A DIRECTOR OR OFFICER
------------------------------------------------------------------------------
Jeffrey P. Vickers        President and          Since 1982
  Age:  50                Director

Jeffrey B. Jennings       Vice President         Since June 2000
  Age:  46                of Land and Finance

Cathy  Kruse              Secretary              Since October 1981 (officer);
  Age:   48               and Director           and since June 1996(director)

Connie R. Hval            Treasurer              Since June 2000
  Age:  42

H. Dennis Hoffelt         Director               From 1967 through June
  Age:   62               Member of              1986; and since  June 1987
                          Audit Committee

Paul A. Krile             Director               Since June 1997
  Age:  75                Member of
                          Audit Committee

Duane Ashley              Director               Since June 1999
  Age:  54                Member of
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

  Duane Ashley has been one of our directors since June 1999. He has been a Senior Salesman for GRACO Fishing and Rental Tool, Inc. and Weatherford Enterra Inc. for the past five years.

  Cathy Kruse is the sister-in-law of Jeffrey P. Vickers. No other family relationship exists between or among any of the officers or nominees.
There are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which any person was or is to be elected as a director or nominee.


  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required during fiscal year 2002, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

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


                          Summary Compensation Table

                                               LONG TERM COMPENSATION
                                       ---------------------------------------
              ANNUAL COMPENSATION              AWARDS              PAYOUTS
          ---------------------------- ---------------------------------------
                                                                        ALL
                               OTHER   RESTRICTED  SECURITIES          OTHER
NAME AND                       ANNUAL    STOCK     UNDERLYING  LTIP    COMPEN-
PRINCIPAL       SALARY  BONUS  COMPEN-   AWARD(S)    OPTIONS  PAYOUTS  SATION
POSITION  YEAR    ($)    ($)   SATION     ($)        SARS(#)    ($)      ($)
------------------------------------------------------------------------------
Jeffrey   2002  $90,849  -0-     -0-      N/A         -0-       N/A    $4,542
P.        2001  $90,579  -0-     -0-      N/A         -0-       N/A    $4,529
Vickers   2000  $84,978  -0-     -0-      N/A         -0-       N/A    $6,091
CEO


  In the preceding table, the column titled "All Other Compensation" is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

  If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees' Profit Sharing Plan and Trust (the "Profit Sharing Plan"). An eligible employee may be allocated from 0% to 15% of his other compensation depending upon the total contribution to the Profit Sharing Plan. A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years. On retirement, an employee is eligible to receive the vested amount. On death, 100% of the amount allocated to an individual is payable to the employee's beneficiary. We made total contributions to the Profit Sharing Plan, matching and discretionary, for the years ended December 31, 2002, 2001 and 2000 of $26,019, $24,614, and
$36,474, respectively. As of December 31, 2002, vested amounts in the Profit Sharing Plan for all officers as a group was approximately $387,378.

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

  The term of the Plan expired on February 17, 2003. If within the duration of an option, there is a corporate merger consolidation, acquisition of assets or other reorganization and if this transaction affects the optioned stock, the optionee will thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a stockholder with respect to such shares.

  Our Board of Directors administers the Plan. The exercise price of the Common Stock offered to eligible participants under the Plan by grant of an option to purchase Common Stock may not be less than the fair market value of the Common Stock at the date of grant; provided, however, that the exercise price will not be less than 110% of the fair market value of the Common Stock on the date of grant in the event an optionee owns 10% or more of the Common Stock. A total of 300,000 shares have been reserved for issuance pursuant to options to be granted under the Plan. Of the 300,000 reserved shares, options are issued for 175,500 shares at an average exercise price of $2.34.

  No grants of stock options were made by the Company during the fiscal year ended December 31, 2002.


              Aggregated Option Exercises In Last Fiscal Year and
                        Fiscal Year-End Option Values

  The following table summarizes for our Chief Executive Officer (i) the total number of shares received upon exercise of stock options during the fiscal year ended December 31, 2002, (ii) the aggregate dollar value realized upon such exercise, (iii) the total number of unexercised options, if any, held at December 31, 2002, and (iv) the value of unexercised in-the-money options, if any, held at December 31, 2002.

  In-the-money options are options where the fair market value of the underlying securities exceeds the exercise or base price of the option.
The aggregate value realized upon exercise of a stock option is the difference between the aggregate exercise price of the option and the fair market value of the underlying stock on the date of exercise. The value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise price of the option and the fair market value of the underlying stock on December 31, 2002, which was $1.35 per share. With respect to unexercised, in-the-money options, the underlying options have not been exercised, and actual gains, if any, on exercise will depend on the value of our Common Stock on the date of exercise.

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


ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 15, 2003. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the share indicated.

------------------------------------------------------------------------------
                                           AMOUNT OF
CLASS OF          NAME AND ADDRESS OF      SHARES AND NATURE OF      PERCENT
SECURITIES        BENEFICIAL OWNER         BENEFICIAL OWNERSHIP      OF CLASS
------------------------------------------------------------------------------
Common Stock,     Jeffrey P. Vickers       331,934-Direct and          8.8%
$.01 par value    1814 18th Ave. W.                Indirect(a)
                  Williston, ND  58801

Common Stock,     Paul A. Krile            253,000-Direct              6.7%
$.01 par value    P. O. Box 329
                  Sioux Rapids, IA  50585

Common Stock,     Cathy Kruse               13,700-Direct(c)           (b)
$.01 par value    723 W. 14th St.
                  Williston, ND  58801

Common Stock,     H. Dennis Hoffelt         41,000-Direct and          1.1%
$.01 par value    9421 East Desert Lake            Indirect(d)
                  Sun Lakes, AZ  85248

Common Stock,     Connie R. Hval             9,500-Direct(e)           (b)
$.01 par value    7400 3rd Ave. E.
                  Williston, ND  58801

Common Stock,     Jeffrey B. Jennings       11,500-Direct(f)           (b)
$.01 par value    1410 1st Ave. W.
                  Williston, ND  58801

Common Stock,     Duane Ashley                   0-Direct and          (b)
$.01 par value    910 15th St. W.                  Indirect
                  Williston, ND  58801

Common Stock,     Officers and             660,634-Direct and         17.6%
$.01 par value    Directors as                     Indirect
                  a Group-
                  (seven persons)
------------------------------------------------------------------------------

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

(d) Mr. Hoffelt has sole voting and investment power over 11,500 of shares and has shared voting and investment powers over the remaining 29,500 shares.

(e) Included are 9,500 shares which may be purchased by Ms. Hval under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

(f) Included are 9,500 shares which may be purchased by Mr. Jennings under presently exercisable stock options granted pursuant to our 1993 Employees' Incentive Stock Option Plan.

  The following table sets forth information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 15, 2003.

------------------------------------------------------------------------------
                                            AMOUNT OF
CLASS OF          NAME AND                  SHARES AND NATURE OF      PERCENT
SECURITIES        ADDRESS OF PERSON         BENEFICIAL OWNERSHIP      OF CLASS
------------------------------------------------------------------------------
Common Stock,     Jeffrey P. Vickers        331,934-Direct and           8.8%
$.01 par value    1814 14th Ave. W.                 Indirect(a)
                  Williston, ND  58801

Common Stock,     Paul A. Krile             253,000-Direct               6.7%
$.01 par value    P. O. Box 329
                  Sioux Rapids, IA  50585

Common Stock,     Joseph V. Montalban       344,700-Direct and           9.2%
$.01 par value    P. O. Box 200                     Indirect(b)(c)
                  Cut Bank, MT  59427

Common Stock,     Kyle Krueger              190,900-Direct               5.1%
$.01 par value    3934 Bayshore Blvd NE             Indirect(d)(e)
                  St. Petersburg, FL  33073
------------------------------------------------------------------------------

(a)  See footnote (a) of the immediately preceding table

(b)  This information was obtained from our transfer agent, Wells Fargo
     Bank Minnesota, N.A., on March 26, 2003, the Depository Trust Company's non-objecting beneficial owners' list dated December 31, 2002, and the Depository Trust Company Monthly Security Position Listing dated February 28, 2003.

(c)  Includes 318,700 shares owned by Montalban Oil & Gas Operations (MOGO
     Inc.)

(d)  This information was obtained from our transfer agent, Wells Fargo
     Bank Minnesota, N.A., on March 12, 2002 and the Depository Trust Company's non-objecting beneficial owners' list dated December 31, 2001.

(e)  Includes 108,800 shares owned by Apollo Capital Management Group,
     54,700 shares owned by Apollo Micro Cap Fund and 27,400 shares held jointly with his wife Anne Krueger.

  We are not aware of any arrangements which could, at a subsequent date, result in a change in control of the company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                    PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Documents filed as Part of this Report

  (1) Financial Statements and Schedules See "Index to Consolidated Financial Statements" on next page. There are no financial statement schedules filed herewith.

  (2)  Exhibits  See "Exhibit Index" on page 54.

  (b)  Reports on Form 8-K
       None.



ITEM 14.  CONTROLS AND PROCEDURES

  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-KSB (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page
REPORT OF INDEPENDENT AUDITORS ON THE
 CONSOLIDATED FINANCIAL STATEMENTS                            29

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                  30
 Consolidated statements of operations                        31
 Consolidated statements of stockholders' equity              32
 Consolidated statements of cash flows                   33 - 34
 Notes to consolidated financial statements              35 - 50



                    REPORT OF INDEPENDENT AUDITORS ON THE
                      CONSOLIDATED FINANCIAL STATEMENTS



To the Board of Directors and Shareholders
GeoResources, Inc.

We have audited the accompanying consolidated balance sheets of GeoResources, Inc., and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc., and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Richey, May & Co., LLP
Englewood, Colorado
February 16, 2003



                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001



                                    ASSETS

CURRENT ASSETS:                                   2002            2001
                                              ------------    ------------
  Cash and equivalents                        $    329,302    $    191,328
  Trade receivables, net                           821,459         626,359
  Inventories                                      207,998         196,858
  Income tax receivable                             50,192          23,000
  Prepaid expenses                                  28,326          25,155
                                              ------------    ------------
          Total current assets                   1,437,277       1,062,700
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the full
   cost method of accounting:
    Properties being amortized                  22,636,316      21,594,355
    Properties not subject to amortization         251,714         239,067
  Drilling rig and equipment                     1,077,551         968,064
  Leonardite plant and equipment                 3,262,200       3,244,605
  Other                                            757,431         759,742
                                              ------------    ------------
                                                27,985,212      26,805,833
  Less accumulated depreciation, depletion,
   amortization and impairment                 (20,386,789)    (19,689,932)
                                              ------------    ------------
          Net property, plant and equipment      7,598,423       7,115,901
                                              ------------    ------------

OTHER ASSETS                                        12,500          23,118
                                              ------------    ------------

TOTAL ASSETS                                  $  9,048,200    $  8,201,719
                                              ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $    659,282    $    938,807
  Accrued expenses                                 335,219         222,675
  Current maturities of long-term debt             132,260         125,000
                                              ------------    ------------
          Total current liabilities              1,126,761       1,286,482

LONG-TERM DEBT, less current maturities          1,910,228       1,035,228
DEFERRED INCOME TAXES                              395,000         344,000
                                              ------------    ------------
          Total liabilities                      3,431,989       2,665,710
                                              ------------    ------------
CONTINGENCIES (NOTE H)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding, 3,787,477 and
   3,794,227 shares, respectively                   37,875          37,942
  Additional paid-in capital                       384,185         395,290
  Retained earnings                              5,194,151       5,102,777
                                              ------------    ------------
          Total stockholders' equity             5,616,211       5,536,009
                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  9,048,200    $  8,201,719
                                              ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                      2002            2001            2000
                                  ------------    ------------    ------------
OPERATING REVENUE:
  Oil and gas                     $  2,980,228    $  3,064,135    $  4,436,278
  Leonardite                           588,019         913,568         675,928
  Drilling                             280,538              --              --
                                  ------------    ------------    ------------
                                     3,848,785       3,977,703       5,112,206
                                  ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Oil and gas production             1,619,049       1,856,159       1,659,260
  Cost of leonardite sold              587,651         824,296         668,849
  Drilling costs                       237,729              --             --
  Depreciation, depletion
   and amortization                    696,857         744,742         674,020
  Selling, general and
   administrative                      545,368         471,517         405,622
                                  ------------    ------------    ------------
                                     3,686,654       3,896,714       3,407,751
                                  ------------    ------------    ------------
      Operating income                 162,131          80,989       1,704,455
                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                     (95,635)        (44,834)       (140,696)
  Interest income                       11,635          20,294          24,408
  Other income and losses, net          18,955          22,369          19,630
                                  ------------    ------------    ------------
                                       (65,045)         (2,171)        (96,658)
                                  ------------    ------------    ------------
      Income before income taxes        97,086          78,818       1,607,797

INCOME TAX EXPENSE                      (5,712)        (37,000)       (193,000)
                                  ------------    ------------    ------------
      Net income                  $     91,374    $     41,818    $  1,414,797
                                  ============    ============    ============
EARNINGS PER SHARE:

      Net income, basic
       and diluted                $        .02    $        .01    $        .36
                                  ============    ============    ============

  Weighted average number of
   shares outstanding                3,787,750       3,846,176       3,958,204

  Dilutive potential shares -
   Stock options                            --              --              --
                                  ------------    ------------    ------------
  Adjusted weighted
   average shares                    3,787,750       3,846,176       3,958,204
                                  ============    ============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                      Common Stock       Additional
                    -----------------     Paid-in      Retained
                    Shares     Amount     Capital      Earnings        Total
                   ---------  --------   ----------   -----------   -----------
Balance,  December
 31, 1999          4,005,352  $ 40,054   $  776,259   $ 3,646,162   $ 4,462,475

 Stock options
  exercised            6,500        65        7,410            --         7,475

 Purchase of
  common stock       (99,350)     (994)    (171,098)           --      (172,092)

 Net income               --        --           --     1,414,797     1,414,797
                   ---------  --------   ----------   -----------   -----------
Balance, December
 31, 2000          3,912,502    39,125      612,571     5,060,959     5,712,655

 Issuance of
  common  stock        1,000        10        1,990            --         2,000

 Purchase of
  common stock      (119,275)   (1,193)    (219,271)           --      (220,464)

 Net income               --        --           --        41,818        41,818
                   ---------  --------   ----------   -----------   -----------
Balance, December
 31, 2001          3,794,227    37,942      395,290     5,102,777     5,536,009

 Purchase of
  common stock        (6,750)      (67)     (11,105)           --       (11,172)

 Net income               --        --           --        91,374        91,374
                   ---------  --------   ----------   -----------   -----------
Balance December
 31, 2002          3,787,477  $ 37,875   $  384,185   $ 5,194,151   $ 5,616,211
                   =========  ========   ==========   ===========   ===========

                 The accompanying notes are an integral part of these consolidated financial statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                          2002          2001          2000
                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $    91,374   $    41,818   $ 1,414,797
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation, depletion,
    amortization and
    valuation allowance                    696,857       744,742       674,020
   Deferred income taxes                    51,000        60,000       118,000
   Other                                    10,618        34,107         2,262
   Changes in assets and liabilities:
    Decrease (increase) in:
     Trade receivables                    (195,100)      296,814        67,980
     Inventories                           (11,140)       51,647        48,524
     Income taxes receivable               (27,192)      (23,000)           --
     Prepaid expenses and other             (3,171)       (9,496)        1,704
    Increase (decrease) in:
     Accounts payable                       99,512        40,827      (122,325)
     Income taxes payable                       --       (75,000)       75,000
     Accrued expenses                      112,544        29,953        24,922
                                       -----------   -----------   -----------
      Cash provided by
       operating activities                825,302     1,192,412     2,304,884
                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment                         (1,558,416)   (1,844,360)     (963,429)
 Collection of mortgage
  loans receivable                              --       103,321            --
                                       -----------   -----------   -----------
      Cash used in investing
       activities                       (1,558,416)   (1,741,039)     (963,429)
                                       -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings      1,010,000       775,000            --
 Principal payments on long-term debt     (127,740)     (114,772)   (1,285,008)
 Proceeds from issuance of common stock         --            --         7,475
 Cost to purchase common stock             (11,172)     (220,464)     (172,092)
 Debt issue costs                               --       (15,000)           --
                                       -----------   -----------   -----------
      Cash provided by (used in)
       financing activities                871,088       424,764    (1,449,625)
                                       -----------   -----------   -----------

INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                           137,974      (123,863)     (108,170)
                                       -----------   -----------   -----------
CASH AND EQUIVALENTS, beginning of year    191,328       315,191       423,361
                                       -----------   -----------   -----------
CASH AND EQUIVALENTS, end of year      $   329,302   $   191,328   $   315,191
                                       ===========   ===========   ===========

                 The accompanying notes are an integral part of these consolidated financial statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                          2002          2001          2000
                                       -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
  Cash paid (received) for:
    Interest                           $    91,512   $    45,365   $   147,977
    Income taxes (refunds)                 (18,096)       73,400           949


NONCASH INVESTING AND FINANCING ACTIVITIES

  During 2001, the Company issued 1,000 shares of common stock valued at $2,000 as partial payment of damage compensation on a gas property.

                 The accompanying notes are an integral part of these consolidated financial statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations and Principles of Consolidation
    The accompanying consolidated financial statements include the accounts of GeoResources, Inc., its wholly owned subsidiary, Western Star Drilling Company ("WSDC") and its 84% owned subsidiary, Belmont Natural Resource Company, Inc. ("BNRC"). All material intercompany transactions and balances between the entities have been eliminated. The minority interest in BNRC at December 31, 2002 and 2001 is zero.

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

    During the third quarter of 2001, the Company purchased a used drilling rig. The rig was reconditioned by the Company and commenced drilling operations in January 2002. Also in January 2002, WSDC was incorporated. In exchange for 100% of WSDC's outstanding common stock, the Company transferred the rig and all related equipment to WSDC. WSDC provides contract oil and gas drilling services to the Company and other operators in the Williston Basin area of North Dakota.

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

    Oil and Gas Properties
    The Company utilizes the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves (including costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs, certain internal costs associated directly with acquisition, drilling and well equipment inventory, exploration and development activities, site restoration and environmental exit costs, etc.) are capitalized.

    All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $3.76, $4.07, and $3.31 for 2002, 2001, and 2000,
    respectively.

    In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As a result of this ceiling test, the Company had no write-downs of its oil and gas properties during 2002, 2001 or 2000.

    Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

    Costs not being amortized at December 31, 2002, consist of the unevaluated, unimpaired cost of undeveloped oil and gas properties that were acquired during the following years:

                       2002                 $    48,111
                       2001                     101,457
                       2000                      45,915
                       1999                       4,263
                       1998 and prior            51,968
                                            -----------
                       Total                $   251,714
                                            ===========
    It is expected that evaluation of the above properties will occur primarily over the next three years.

    Other Property and Equipment
    Other property, plant and equipment is stated at cost. Major replacements and improvements are capitalized. Maintenance and repair costs are generally charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and gain or loss is recognized.

    Depreciation of the drilling rig and equipment, after a 20% provision for salvage value, is computed on a composite basis for the total rig investment using the units-of-production method over an estimated useful life of 1,500 drilling days as of the in-service date or date of major refurbishment. Depreciation of other property and equipment is computed principally on the straight-line method over the following estimated useful lives:

                      Buildings                     10-25 years
                      Machinery and equipment        3-10 years

    Impairment of Long-Lived Assets
    Potential impairment of long-lived assets (other than oil and gas properties) is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset. No impairment losses have been recognized on long-lived assets for the years ended December 31, 2002, 2001, and 2000.

    Revenue Recognition
    Revenue from the sale of oil and gas production, net of royalties, is recognized when deliveries occur. Revenue from the sale of leonardite products is recognized when shipments are made. Drilling revenue from daywork contracts is recognized as the work progresses. WSDC has not engaged in any footage or turnkey drilling contracts.

    Operating Costs and Expenses
    Oil and gas production costs, the cost of leonardite sold, and drilling costs exclude a provision for depreciation and depletion. Depreciation and depletion expense is shown in the aggregate in the accompanying consolidated statements of operations.

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

    Stock Options
    At December 31, 2002, the Company has an incentive stock option plan which is described more fully in Note G. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income or earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation has not been presented as no options were granted and therefore there is no effect for the years ended December 31, 2002, 2001, and 2000.

    Earnings Per Share of Common Stock
    Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding stock options was antidilutive in 2002, 2001, and 2000.

    Recently Issued Accounting Pronouncements
    In June 2001, the FASB issued Statement No. 143 (FAS 143) titled "Accounting for Asset Retirement Obligations" which applies to legal or contractual obligations associated with the retirement of tangible long-lived assets. Effective for fiscal years beginning after June 15, 2002, FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is to be discounted and accretion expense recognized using the credit-adjusted-risk-free interest rate in effect when the liability was initially recognized. Upon initial application of the statement, an entity is to
    1) recognize a liability for any existing asset retirement obligations adjusted for the cumulative accretion to the date of adoption of the statement and 2) recognize an asset for retirement costs capitalized as an increase to the carry amount of the associated long-lived asset adjusted for the accumulated depreciation on that capitalized cost to the date of adoption of the statement. The Company is currently assessing the impact that adopting FAS 143 will have on the Company's financial position and results of operations.

    In June 2002, the FASB issued Statement No. 146 (FAS 146) titled "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to when management commits to an exit plan. SFAS 146 requires the liability be measured at fair value and be adjusted for changes in estimated cash flows. It is not expected that SFAS 146 will materially affect the financial statements.

B.  INDUSTRY SEGMENTS:

    The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of a) oil and gas exploration, development and production,
    b) the mining and processing of leonardite, and c) oil and gas drilling. All operations are conducted within the United States. Operations of the drilling segment commenced in January 2002. Accordingly, there are no amounts in the prior periods for this segment. Sales and other material transactions between the segments have been eliminated.
    Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company's operating segments. Interest income, interest expense and income taxes are also not allocated to operating segments. There are no significant accounting differences between internal segment reporting and consolidated external reporting. Presented below is information concerning the Company's operating segments for the years ended December 31, 2002, 2001 and 2000:

                                      2002            2001            2000
                                  ------------    ------------    ------------
    Revenue:
     Oil and gas                  $  2,980,228    $  3,064,135    $  4,436,278
     Leonardite                        588,019         913,568         675,928
     Drilling                          280,538              --              --
                                  ------------    ------------    ------------
                                  $  3,848,785    $  3,977,703    $  5,112,206
                                  ============    ============    ============
    Operating income (loss):
     Oil and gas                  $    826,088    $    589,582    $  2,224,724
     Leonardite                       (122,669)        (44,276)       (117,445)
     Drilling                            6,054              --              --
     General corporate activities     (547,342)       (464,317)       (402,824)
                                  ------------    ------------    ------------
                                  $    162,131    $     80,989    $  1,704,455
                                  ============    ============    ============
    Depreciation and depletion:
     Oil and gas                  $    535,091    $    618,394    $    552,294
     Leonardite                        103,780         104,562         102,856
     Drilling                           36,755              --              --
     General corporate activities       21,231          21,786          18,870
                                  ------------    ------------    ------------
                                  $    696,857    $    744,742    $    674,020
                                  ============    ============    ============
    Identifiable assets, net:
     Oil and gas                  $  6,176,486    $  5,539,560    $  5,333,322
     Leonardite                        860,868         976,107       1,195,744
     Drilling                        1,150,093         968,064              --
     General corporate activities      860,753         717,988         921,220
                                  ------------    ------------    ------------
                                  $  9,048,200    $  8,201,719    $  7,450,286
                                  ============    ============    ============
    Capital expenditures incurred:
     Oil and gas                  $  1,054,608    $  1,066,050    $    959,737
     Leonardite                         17,596           2,500          35,888
     Drilling                          109,487         968,064              --
     General corporate activities          689          23,317          29,482
                                  ------------    ------------    ------------
                                  $  1,182,380    $  2,059,931    $  1,025,107
                                  ============    ============    ============


C.  TRADE RECEIVABLES AND MAJOR CUSTOMERS:

    Trade receivables at December 31, 2002 and 2001 are comprised of the following:

                                               2002            2001
                                           ------------    ------------
        Oil and gas purchasers             $    443,824    $    236,076
        Oil and gas joint interest owners        96,997         162,140
        Leonardite customers                    189,115         239,559
        Drilling customers                      102,939              --
                                           ------------    ------------
                                                832,875         637,775
        Less allowance for
        doubtful accounts                       (11,416)        (11,416)
                                           ------------    ------------
                                           $    821,459    $    626,359
                                           ============    ============

    The Company is subject to credit risk associated with the purchasers of its produced oil and gas products, leonardite products and drilling services. Exposure to this credit risk is controlled through credit approvals and monitoring procedures. Collateral is not required. Receivables from joint interest owners are subject to collection under operating agreements that generally provide lien rights.

    The Company primarily sells crude oil. The Company's production of crude oil is concentrated in the Williston Basin of North Dakota, which is a mature basin. In addition, 34% and 10% of the Company's 2002 oil and gas production was from the Wayne Field and Leonard Field, respectively. Due to the significance of these fields, disruptions could adversely affect the Company.

    The Company had major customers that purchased oil and gas products as follows:

                                                Customer
                                            ----------------
                                              A          B
                                            -----      -----
     Percent of total revenue for
      the years ended-
         December 31, 2002                   39%        30%
         December 31, 2001                   55%         *
         December 31, 2000                   62%         *
     Percent of total accounts
      receivable as of-
         December 31, 2002                   24%        30%
         December 31, 2001                   31%         *
             *       Not a major customer.

    Management believes that other purchasers would buy the Company's oil and gas if any of its customers were lost.

D.  INVENTORIES:

    As of December 31, 2002 and 2001, inventories by major classes are comprised of the following:

                                               2002            2001
                                           ------------    ------------
        Crude oil                          $     53,056    $     67,634
                                           ------------    ------------
        Leonardite inventories:
         Finished products                       79,122          66,124
         Raw materials                           38,860          24,246
         Materials and supplies                  36,960          38,854
                                           ------------    ------------
            Total leonardite inventories        154,942         129,224
                                           ------------    ------------
                                           $    207,998    $    196,858
                                           ============    ============

E.  LONG-TERM DEBT:

    Long-term debt at December 31, 2002 and 2001 consists of the following. The oil and gas loan and the revolving line of credit (RLOC) are with the same bank.

                                               2002            2001
                                           ------------    ------------
     The 1997 Oil & Gas Loan, prime
      plus .75% (5.0% total rate at
      December 31, 2002), due in
      monthly installments of $10,417
      plus interest through January
      2005, collateralized by oil
      and gas properties                   $    260,228    $    385,228

     The 2001 Oil & Gas RLOC,
      $3,000,000 revolving line of
      credit expires January 5, 2004,
      interest only payable at prime
      through January 2004 (4.25% rate
      at December 31, 2002), principal
      and interest payable thereafter
      through January 2008,
      collateralized by oil and gas
      properties                              1,775,000         775,000

     Installment note payable, 9.5%,
      due in monthly installments of
      $320 including interest through
      January 2005, collateralized
      by a vehicle                                7,260              --
                                           ------------    ------------
        Total long-term debt                  2,042,488       1,160,228

        Less current maturities                (132,260)       (125,000)
                                           ------------    ------------
            Long-term debt, less
            current maturities             $  1,910,228    $  1,035,228
                                           ============    ============

    Aggregate maturities required on long-term debt at December 31, 2002, are as follows:

        Year Ending December 31:

               2003                    $    132,260
               2004                         568,750
               2005                         453,978
               2006                         443,750
               2007                         443,750
                                       ------------
                                       $  2,042,488
                                       ============
    The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

    The Company's oil and gas loan and RLOC were obtained pursuant to financing agreements which include the following covenants: Maintain a current ratio of not less than 1.25 to 1 exclusive of current maturities of long-term debt; maintain debt to tangible net worth of not more than
    1.5 to 1; not encumber certain of its assets; restrict borrowings from, and credit extensions to, other parties; restrict reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank's consent.


F.  INCOME TAXES:

    The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

                                                  2002            2001
                                              ------------    ------------
      Deferred Tax Assets:
       Net operating loss carryforward        $    179,000    $     86,000
       Statutory depletion carryforward          1,621,000       1,487,000
       Other                                        66,000          49,000
                                              ------------    ------------
                                                 1,866,000       1,622,000
                                              ------------    ------------
      Valuation Allowance:
       Beginning of year                          (821,000)       (676,000)
       (Increase) decrease                         (97,000)       (145,000)
                                              ------------    ------------
       End of year                                (918,000)       (821,000)
                                              ------------    ------------
      Deferred Tax Liabilities:
       Accumulated depreciation and
        depletion                               (1,343,000)     (1,145,000)
                                              ------------    ------------
      Net Deferred Tax Liability, long-term   $   (395,000)   $   (344,000)
                                              ============    ============

    The components of income tax expense for the years ended December 31, 2002, 2001 and 2000, are as follows:

                                           2002          2001          2000
                                        ----------    ----------    ----------
     Current tax benefit (expense)      $   45,288    $   23,000    $  (75,000)
     Deferred tax benefit (expense)         46,000        85,000      (282,000)
     Decrease (increase) in deferred
      tax assets valuation allowance       (97,000)     (145,000)      164,000
                                        ----------    ----------    ----------
         Income tax (expense)           $   (5,712)   $  (37,000)   $ (193,000)
                                        ==========    ==========    ==========

    During 2002 and 2001, the Company recorded deferred tax benefits of $46,000 and $85,000, respectively. This resulted primarily from net operating losses generated for which there are no currently refundable federal taxes. A receivable for state income taxes of $50,192 has been recorded at December 31, 2002 for the carryback of the 2002 and 2001 state net operating losses. The Company also increased the deferred tax asset valuation allowance by $97,000 and $145,000, respectively, based upon the projection of utilizing less statutory depletion carryforwards in the future.

    During 2000, the Company recorded deferred tax expense of $282,000. This related primarily to net income that was not currently taxable due to the utilization of net operating loss carryforwards and the deduction of intangible drilling costs for tax purposes. The Company also decreased the deferred tax asset valuation allowance by $164,000 primarily based upon the current utilization of net operating loss carryforwards and the projection of utilizing additional statutory depletion carryforwards in the future.

    The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                           2002          2001          2000
                                        ----------    ----------    ----------
    Income tax expense at
     statutory rate                         35%           35%           35%
    Change in deferred tax
     assets and liabilities                 48           (80)          (23)
    Change in valuation allowance          100           184           (10)
    Change in net operating loss          (176)          (87)           18
    Other                                   (1)           (5)           (8)
                                        ----------    ----------    ----------
                                             6%           47%           12%
                                        ==========    ==========    ==========

    For income tax purposes, the Company has a statutory depletion carryover of approximately $5,368,000 that, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has a federal net operating loss carryforward of approximately $775,000, which if not utilized, will begin to expire in 2021.


G.  STOCK OPTION AND PROFIT-SHARING PLANS:

    Stock Option Plan
    In 1993, the Company adopted the 1993 Incentive Stock Option Plan, whereby 300,000 shares of the Company's common stock are reserved for options which may be granted pursuant to the terms of the plan. Under the terms of the plan, the option price may not be less than 100% of the fair market value of the Company's common stock on the date of grant, and if the optionee owns more than 10% of the voting stock, the option price per share shall not be less than 110% of the fair market value. The plan expires February 17, 2003.

    Information with respect to the stock option plan's activity is as follows:

                                                     Shares
                                Shares             Subject to
                               Available           Outstanding
                              for Options            Options
                              -----------          -----------
     December 31, 1999             17,500              265,000
       Granted                         --                   --
       Expired                     80,500              (80,500)
       Exercised                       --               (6,500)
                              -----------          -----------
     December 31, 2000             98,000              178,000
       Granted                         --                   --
       Exercised                       --                   --
                              -----------          -----------
     December 31, 2001             98,000              178,000
       Granted                         --                   --
       Cancelled                    2,500              (2,500)
       Exercised                       --                   --
                              -----------          -----------
     December 31, 2002            100,500              175,500
                              ===========          ===========

    Information with respect to the options outstanding and exercisable at December 31, 2002, is as follows:

     Number of shares         Exercise Price            Expiration Date
     ----------------         --------------            ---------------
           87,500                  2.37                     May 2007
           88,000                  2.31                  December 2007
          -------
          175,500
          =======

    The average exercise price is $2.34 for options outstanding and exercisable at December 31, 2002.

    Profit-sharing Plan
    The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan. Effective July 1, 1997, the Company amended the plan to provide for employee contributions. Employees may elect to contribute amounts subject to IRS and plan limitations. The Company contributes an amount equal to each employee's contribution up to a maximum of 5% of the employee's compensation. The Company may also make additional discretionary contributions to the plan. The Company's total contributions to the plan, matching and discretionary, for the years ended December 31, 2002, 2001 and 2000 were $26,019, $24,614 and $36,474, respectively.


H.  CONTINGENCIES:

    The bankruptcy trustee of a former leonardite customer has sued the Company for a total amount of approximately $160,000. The suit alleges that the Company received preferential transfers from the leonardite customer within 90 days of the customer's bankruptcy petition filed in November 2000. The Company intends to either pursue a settlement of the suit for substantially less than $160,000 or defend its position that the payments it received were not preferential transfers but rather were payments on account that were received in the normal course of business and, therefore, should not be repaid to the trustee. As of December 31, 2002, the Company has recorded a liability of $50,000 with respect to this matter.

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


I.  OFFICE FACILITIES:

    In 1991, the Company purchased an office building, one-half of which it occupies. The building is included in other property and equipment in the accompanying consolidated balance sheets and consists of the following at December 31, 2002 and 2001:

                                          2002          2001
                                       ----------    ----------
          Building and improvements    $  163,834    $  163,834
          Accumulated depreciation        (96,519)      (88,327)
                                       ----------    ----------
                                       $   67,315    $   75,507
                                       ==========    ==========

    The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements. During 2002, 2001 and 2000, the Company received $19,050, $20,675, and $20,500, respectively, in rental income from the building that is included in other income in the accompanying statements of operations.


J.  FINANCIAL INSTRUMENTS:

    The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of long-term debt approximates fair value based on the variable nature of the interest rates.


K.  RELATED PARTY TRANSACTIONS:

    During 2002, WSDC incurred rent expense of $9,500 to its President and Vice-President under month-to-month leases for office and shop space. Also during 2002, WSDC incurred drilling rig repair expense of $1,650 and purchased a vehicle for $11,686 from a company owned by the Vice President. At December 31, 2002, the Company owed the President and Vice President $2,611.


L.  FOURTH QUARTER ADJUSTMENTS:

    During the fourth quarter of 2002, depletion, depreciation and amortization expense increased only $53,977 over the amount reported at September 30, 2002. This was primarily due to higher sustained oil prices that caused the Company's quantity of proved oil and gas reserves at December 31, 2002 to be greater than was estimated in previous quarters.


M.  OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES:

    Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2002, 2001 and 2000:

                                     2002            2001            2000
                                 ------------    ------------    ------------
    Proved properties            $ 22,636,316    $ 21,594,355    $ 20,647,855
    Unproved properties               251,714         239,067         119,517
                                 ------------    ------------    ------------
        Total                      22,888,030      21,833,422      20,767,372

    Less accumulated
     depreciation, depletion,
     amortization and impairment  (17,306,505)    (16,771,414)    (16,153,020)
                                 ------------    ------------    ------------
        Net capitalized costs    $  5,581,525    $  5,062,008    $  4,614,352
                                 ============    ============    ============

    Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                     2002            2001            2000
                                 ------------    ------------    ------------
    Property acquisition costs:
     Proved                      $     27,799    $     31,138    $     24,908
    Unproved                           38,858         135,148          75,209
    Exploration costs                 103,545          82,976          81,775
    Development costs                 884,406         816,788         777,845
                                 ------------    ------------    ------------
                                 $  1,054,608    $  1,066,050    $    959,737
                                 ============    ============    ============

    The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2002, 2001 and 2000:

                                     2002            2001            2000
                                 ------------    ------------    ------------
     Oil and gas sales           $  2,980,228    $  3,064,135    $  4,436,278
     Production costs              (1,619,049)     (1,856,159)     (1,659,260)
     Depletion, depreciation
      and amortization               (535,091)       (618,394)       (552,294)
                                 ------------    ------------    ------------
                                      826,088         589,582       2,224,724

    Imputed income tax provision           --              --        (560,000)
                                 ------------    ------------    ------------
                                 $    826,088    $    589,582    $  1,664,724
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

    Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. The year-end selling price of oil and gas is one of the primary factors affecting the determination of proved reserve quantities which fluctuate directly with that price. The selling price of oil was significantly lower at December 31, 2001, than at December 31, 2002 or 2000.

    Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2002, 2001 and 2000:

                          2002                 2001                 2000
                  -------------------  -------------------  -------------------
                     Oil        Gas       Oil        Gas       Oil        Gas
                    (bbl)      (mcf)     (bbl)      (mcf)     (bbl)      (mcf)
                  ---------   -------  ---------   -------  ---------   -------
  Proved reserves,
   beginning of
   year           2,098,000   350,000  2,487,000   545,000  2,566,000   257,000

  Purchases of
   reserves-in-
   place             21,000        --         --        --      9,000   135,000

  Sales of reserves
   -in-place             --        --     (1,000)  (72,000)        --        --

  Extensions and
   discoveries           --        --         --        --     12,000   115,000

  Improved
   recovery         136,000        --         --        --         --        --

  Revisions of
   previous
   estimates        372,000    82,000   (238,000) (112,000)    65,000    48,000

  Production       (140,000)  (11,000)  (150,000)  (11,000)  (165,000)  (10,000)
                  ---------   -------  ---------   -------  ---------   -------
  Proved reserves,
   end of year    2,487,000   421,000  2,098,000   350,000  2,487,000   545,000
                  =========   =======  =========   =======  =========   =======

    Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves of the Company are presented below as of December 31:

                                Oil               Gas
                               (bbl)             (mcf)

               2002          1,582,000          421,000
                             =========          =======

               2001          1,330,000          350,000
                             =========          =======

               2000          1,680,000          545,000
                             =========          =======


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

    Presented below is the standardized measure of discounted future net cash flows as of December 31, 2002, 2001 and 2000. As shown, the future cash inflows as of December 31, 2001, were significantly lower than at December 31, 2002 or 2000. This is primarily due to the low oil price in effect on December 31, 2001.

                                     2002            2001            2000
                                 ------------    ------------    ------------
    Future cash inflows          $ 65,178,000    $ 29,635,000    $ 62,757,000
    Future production costs       (25,792,000)    (13,963,000)    (22,865,000)
    Future development costs       (4,408,000)     (3,958,000)     (4,037,000)
    Future income tax expense      (9,457,000)     (2,114,000)    (10,220,000)
                                 ------------    ------------    ------------
     Future net cash flows         25,521,000       9,600,000      25,635,000

    Less effect of a 10%
     discount factor              (11,063,000)     (4,120,000)    (10,613,000)
                                 ------------    ------------    ------------
    Standardized measure of
     discounted future net
     cash flows relating to
     proved reserves             $ 14,458,000    $  5,480,000    $ 15,022,000
                                 ============    ============    ============

    The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2002, 2001 and 2000:

                                     2002            2001            2000
                                 ------------    ------------    ------------
    Standardized measure,
     beginning of year           $  5,480,000    $ 15,022,000    $ 13,728,000

    Sales of oil and gas
     produced, net of
     production costs              (1,361,000)     (1,208,000)     (2,777,000)

    Net changes in prices and
     production costs               9,621,000     (12,192,000)      2,898,000

    Purchases of reserves
     -in-place                        180,000              --         283,000

    Sales of reserves-in-place             --         (54,000)             --

    Extensions, discoveries
     and other additions,
     less related costs             1,190,000              --         286,000

    Revisions of previous quantity
     estimates and other            3,337,000      (1,240,000)        389,000

    Development costs incurred
     during the year and changes
     in estimated future
     development costs               (235,000)         45,000        (175,000)

    Accretion of discount             406,000         480,000       1,428,000

    Net change in income taxes     (4,160,000)      4,627,000      (1,038,000)
                                 ------------    ------------    ------------
    Standardized measure,
     end of year                 $ 14,458,000    $  5,480,000    $ 15,022,000
                                 ============    ============    ============



                                  Signatures

  Pursuant to the requirements of Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC. (the "Registrant")

Dated: March 27, 2003                  /s/ J. P. Vickers
                                       J. P. Vickers, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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

Signatures                       Title                                 Date

/s/ J. P. Vickers                President (principal executive       3/27/03
J. P. Vickers                    officer and principal financial
                                 officer) and Director

/s/ Cathy Kruse                  Secretary                            3/27/03
Cathy Kruse                      and Director

/s/ Dennis Hoffelt               Director                             3/27/03
Dennis Hoffelt

/s/ Paul A. Krile                Director                             3/27/03
Paul A. Krile

/s/ Duane Ashley                 Director                             3/27/03
Duane Ashley



                   Certification of Chief Executive Officer
                 of GeoResources, Inc. pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002

I, J. P. Vickers, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GeoResources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                  /S/  J. P. Vickers
                                       J. P. Vickers, Chief Executive Officer



                   Certification of Chief Financial Officer
                of GeoResources, Inc. pursuant to Section 302
                      of the Sarbanes-Oxley Act of 2002

I, J. P. Vickers, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GeoResources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                  /S/  J. P Vickers
                                       J. P. Vickers, Chief Financial Officer



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                              GEORESOURCES, INC.
                       (Commission File Number: 0-8041)

                           E X H I B I T   I N D E X
                                      FOR
                       Form 10-KSB for 2002 fiscal year.






  Exhibit

      3.1 Registrant's Bylaws, as amended, November 30, 1994 incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for fiscal year, 1994.

      3.2 Registrant's Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for fiscal year, 1983.

     10.1 The Registrant's 1993 Employees' Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant's definitive Proxy Statement dated May 5, 1993.

     10.2 Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the third quarter ended September 30, 1995.

     10.3 First Amendment of Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral
           Real Estate Mortgage dated September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the third quarter ended September
           30, 1995.

     10.4 Commercial Installment Note with addendum dated February 1, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to
           Exhibit 10.13 of Registrant's Form 10-K for fiscal year ended December 31, 1997.

     10.5 Purchase Agreement for Volumetric Production Payment dated as of December 3, 1997, by and between GeoResources, Inc. and Koch Producer Services, Inc. and all related documents, incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for fiscal year ended December 31, 1997.

     10.6 Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of December 5, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana), and all related documents, incorporated by reference to Exhibit
           10.13 of Registrant's Form 10-K for fiscal year ended December
           31, 1997.

     10.7  Mining Lease and Agreement dated May 14, 1998, by and between Roger
           C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant's Form
           10-K for fiscal year ended December 31, 1998.

     10.8 The First Amendment of Credit Agreement made as of January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.1 of Registrant's Form 10-QSB for fiscal quarter ended March 31, 2001.

     10.9 Promissory Note made January 5, 2001, with Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.2 of Registrant's Form 10-QSB for fiscal quarter ended March 31, 2001.

     10.10 Third Amendment of and Addendum to Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral Real Estate Mortgage made January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.3 of Registrant's Form 10-QSB for fiscal quarter ended March 31, 2001.

     99.1  Certification of the Chief Executive Officer (filed herewith).

     99.2  Certification of the Chief Financial Officer (filed herewith).