Form 10QSB
period 2003-03-31
GEORESOURCES INC
filed 2003-05-15
CIK 41023

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2003.

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

                   -----------------------------------------

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES (X)  NO ( ).
                   -----------------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at May 13, 2003
Common Stock, par value $.01 per share                    3,746,327 shares

Transitional Small Business Disclosure Format (check one):  YES ( )  NO (X).

         -------------------------------------------------------------



                              GEORESOURCES, INC.
                                     INDEX


                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (March 31, 2003 and December 31, 2002)

     Consolidated Statements of Operations                          4
        (Three months ended March 31, 2003 and 2002)

     Consolidated Statements of Cash Flows                          5
        (Three months ended March 31, 2003 and 2002)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            8

  Item 3.  Controls and Procedures                                 10

PART II.  OTHER INFORMATION                                        10



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                March 31,     December 31,
                                                  2003            2002
                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents                        $    356,157    $    329,302
  Trade receivables, net                           788,008         821,459
  Inventories                                      230,091         207,998
  Income tax receivable                             50,192          50,192
  Prepaid expenses                                  34,782          28,326
                                              ------------    ------------
          Total current assets                   1,459,230       1,437,277
                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 23,466,998      22,636,316
     Properties not subject to amortization        262,758         251,714
  Drilling rig and equipment                     1,100,521       1,077,551
  Leonardite plant and equipment                 3,262,694       3,262,200
  Other                                            756,931         757,431
                                              ------------    ------------
                                                28,849,902      27,985,212
  Less accumulated depreciation, depletion
   amortization and impairment                 (19,717,978)    (20,386,789)
                                              ------------    ------------
          Net property, plant and equipment      9,131,924       7,598,423
                                              ------------    ------------

OTHER ASSETS                                        10,625          12,500
                                              ------------    ------------
TOTAL ASSETS                                  $ 10,601,779    $  9,048,200
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    584,547    $    659,282
  Accrued expenses                                 299,967         335,219
  Current maturities of long-term debt             131,450         132,260
                                              ------------    ------------
          Total current liabilities              1,015,964       1,126,761

LONG-TERM DEBT, less current maturities          1,878,978       1,910,228
ASSET RETIREMENT OBLIGATION                      1,608,000              --
DEFERRED INCOME TAXES                              358,000         395,000
                                              ------------    ------------
                Total liabilities                4,860,942       3,431,989
                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding 3,763,227
   and 3,787,477 shares, respectively               37,632          37,875
  Additional paid-in capital                       346,962         384,185
  Retained earnings                              5,356,243       5,194,151
                                              ------------    ------------
          Total stockholders' equity             5,740,837       5,616,211
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 10,601,779    $  9,048,200
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                  2003            2002
                                              ------------    ------------
OPERATING REVENUES:
  Oil and gas sales                           $    920,574    $    552,265
  Leonardite sales                                 156,394          91,550
  Drilling revenue                                      --          95,484
                                              ------------    ------------
                                                 1,076,968         739,299
                                              ------------    ------------
OPERATING COSTS AND EXPENSES:
  Oil and gas production                           445,112         387,160
  Cost of leonardite sold                          169,150         126,238
  Drilling costs                                        --          57,989
  Depreciation and depletion                       160,189         207,159
  Selling, general and administrative              133,872         120,419
                                              ------------    ------------
                                                   908,323         898,965
                                              ------------    ------------
          Operating income (loss)                  168,645        (159,666)
                                              ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                 (22,130)        (17,328)
  Interest income                                      177             219
  Other income, net                                  5,400           4,500
                                              ------------    ------------
                                                   (16,553)        (12,609)
                                              ------------    ------------
          Income (loss) before income taxes        152,092        (172,275)

  Income tax (expense) benefit                      33,000          35,000
                                              ------------    ------------
          Income (loss) before cumulative
           effect of change in accounting
           principle                               185,092        (137,275)

  Cumulative effect on prior years
   accounting change, net of tax                   (23,000)             --
                                              ------------    ------------
          Net income (loss)                   $    162,092    $   (137,275)
                                              ============    ============
EARNINGS PER SHARE:

  Income (loss) before cumulative
   effect of accounting change                $        .05    $       (.04)
  Cumulative effect of accounting change              (.01)             --
                                              ------------    ------------
  Net income(loss),basic and diluted          $        .04    $       (.04)
                                              ============    ============
PRO FORMA AMOUNTS, assuming retroactive
 application of new accounting method:

  Net income (loss)                           $    185,092    $   (151,509)
                                              ============    ============
  Net income (loss) per share,
   basic and diluted                          $        .05    $       (.04)
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    162,092    $   (137,275)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    160,189         207,159
     Cumulative effect of accounting change         23,000              --
     Accretion of asset retirement obligation       19,000              --
     Deferred income taxes                         (33,000)          7,000
     Other                                           1,875           4,993
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                            33,451         (17,497)
       Inventories                                 (22,093)        (40,824)
       Income tax receivable                            --         (42,000)
       Prepaid expenses and other                   (6,456)        (16,704)
      Increase (decrease) in:
       Accounts payable                            (68,579)         84,560
       Accrued expenses                            (35,252)        (43,261)
                                              ------------    ------------
          Net cash provided by
           operating activities                    234,227           6,151
                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (137,846)       (725,524)
                                              ------------    ------------
          Net cash used in
           investing activities                   (137,846)       (725,524)
                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --         710,000
  Principal payments on long-term debt             (32,060)        (31,734)
  Cost to purchase common stock                    (37,466)        (11,172)
                                              ------------    ------------
          Net cash provided by (used in)
           financing activities                    (69,526)        667,094
                                              ------------    ------------
NET INCREASE (DECREASE) IN
 CASH AND EQUIVALENTS                               26,855         (52,279)

CASH AND EQUIVALENTS, beginning of period          329,302         191,328
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    356,157    $    139,049
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     22,130    $     17,328
     Income taxes                                       --              --

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003, and 2002.

     The results of operations for the period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2002.

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

     Presented below are our identifiable net assets as of the date indicated:

                                                March 31,     December 31,
                                                  2003           2002
                                              ------------    ------------
           Oil and gas                        $  7,777,280    $  6,176,486
           Leonardite                              803,220         860,868
           Drilling                              1,121,390       1,150,093
           General corporate activities            899,889         860,753
                                              ------------    ------------
                                              $ 10,601,779    $  9,048,200
                                              ============    ============

     Presented below is information concerning our operating segments for the quarters indicated:

                                              Three months ended March 31,
                                                  2003            2002
                                              ------------    ------------
          Revenue:
           Oil and gas                        $    920,574    $    552,265
           Leonardite                              156,394          91,550
           Drilling                                     --          95,484
                                              ------------    ------------
                                              $  1,076,968    $    739,299
                                              ============    ============

          Income (loss) before income taxes:
           Oil and gas                        $    346,082    $     16,645
           Leonardite                              (45,945)        (64,555)
           Drilling                                     --          10,413
           General corporate activities           (131,492)       (122,169)
           Other income and expenses               (16,553)        (12,609)
                                              ------------    ------------
                                              $    152,092    $   (172,275)
                                              ============    ============

4.   Change in Accounting Principle

     Effective January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation associated with a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value is measured using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. Accretion expenses will be recognized over time as the discounted liability is accreted to its expected settlement value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and consequentially is depreciated over the assets useful life.

     The asset retirement obligation recorded by the Company relates to the plugging and abandonment of its oil and gas wells. Previously, the Company assumed that the salvage value of oil and gas well equipment equaled the dismantlement, restoration and reclamation costs. Therefore, no accruals for retirement obligations were made. Under SFAS 143, the Company is required to recognize the fair value of the liability to plug and abandon a well in the period in which the liability is incurred. The initial adoption of SFAS 143 on January 1, 2003, resulted in a one-time non-cash after-tax charge to operations of $23,000 recorded as the cumulative effect of a change in accounting principle. The adoption also resulted in an increase to oil and gas properties being amortized of $1,562,000, a discounted liability for asset retirement obligations of $1,589,000, and a decrease of deferred income tax liabilities of $4,000. In addition, during the first quarter of 2003, the Company recorded a pre-tax charge to income of $19,000 to reflect the accretion of the liability.

     There are no assets legally restricted for the purpose of settling asset retirement obligations. There is no impact on the Company's cash flows as a result of adopting SFAS 143.



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

  We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2002, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Results of Operations - Three Months Ended March 31, 2003, compared to
                        Three Months Ended March 31, 2002.

  Information concerning our oil and gas operations for the three months ended March 31, 2003, is set forth in the table below:

                            Oil and Gas Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2003        2002 Period
                                  ------------------    ----------------
Oil and gas production
 sold (BOE)                               32,337              (7%)

Average price per BOE                 $    28.47              80%

Oil and gas revenue                   $  920,574              67%

Production costs                      $  445,112              15%

Average production cost
 per BOE                              $    13.76              24%



  Oil and gas production sold during the first quarter 2003 decreased by 2,500 barrels of oil equivalent (BOE) or 7% compared to the same quarter in 2002. This decrease primarily reflects the average decline of our wells as little new production was realized in 2002. In 2003 we believe our level of drilling will be higher due to having an available rig and increased cash flow from higher oil prices. We expect that activity to translate into production increases during the remainder of 2003 as long as oil prices continue to justify and provide cash flow for further drilling.

  The average price for our oil and gas commodities sold during the first quarter advanced dramatically from $15.83 in the first quarter 2002 to $28.47 in the same period of 2003 for a quarter-to-quarter gain of 80%. First quarter 2002 oil prices were the lowest in that year, while first quarter 2003 could likely be this year's highest. Due principally to the change in our average value received per BOE, oil and gas revenue grew by $368,000 or 67% compared to the same period in 2002. Revenue growth did not equal the average price gain because of the 7% lower volume of oil sold, as discussed above. Oil and gas production costs increased $58,000 or 15%, mostly due to higher production taxes that are directly tied to oil prices and hence revenue. Production costs on a per-equivalent-barrel basis for the first quarter of 2003 escalated $2.66 or 24% from $11.10 for the first quarter 2002 to $13.76 this quarter due primarily to the production taxes already discussed.


  Information concerning our leonardite operations for the three months ended March 31, 2003, is set forth in the table below:

                             Leonardite Operations

                                                        Percent Increase
                                  Three Months Ended    (Decrease) from
                                    March 31, 2003        2002 Period
                                  ------------------    ----------------
Leonardite production
 sold (tons)                               1,687              73%

Average revenue per ton               $    92.71              (1%)

Leonardite revenue                    $  156,394              71%

Cost of leonardite sold               $  169,150              34%

Average production cost
 per ton                              $   100.27             (22%)


  Leonardite revenues increased $65,000 or 71% due to a 73% increase in the number of tons sold. The higher sales reflect an increase in drilling in the Gulf States area during the first quarter of 2003 compared to the prior year's quarter. Management believes the increase in oil prices contributed to the increase in drilling. Leonardite prices remained stable with just a 1% decline in the average revenue per ton for the first quarter 2003 compared to the same period 2002. Cost of leonardite sold increased $43,000 or 34% due to the increase in production sold. Average production costs per ton decreased $28.94 or 22% due to fixed costs that were spread over the higher volume being sold while inventory levels were maintained.


                              Drilling Operations

  Our new subsidiary, Western Star Drilling Company ("WSDC"), commenced operations January 2, 2002. During the first quarter 2003, it drilled one well for us but did not perform any drilling for other operators. Accordingly, drilling revenue and costs for the first quarter were $0. These results compare to the same quarter of 2002, when drilling operations had revenue of $95,000, costs of $58,000 and an operating income before depreciation of $37,000.


                             Consolidated Analysis

  Total operating revenue increased $338,000 or 46% due to increased energy prices and leonardite sales. Total operating expenses increased $9,000 or 1%. Operating expenses for oil and gas, leonardite, and drilling were previously discussed. Depreciation, depletion and amortization decreased due to the implementation of SFAS 143 and lower depletion of oil and gas properties. Selling, general and administrative costs increased primarily due to our efforts to increase investor awareness of the company.
Operating income increased to $169,000 compared to an operating loss of $160,000 for the same period in 2002. Income taxes were a $33,000 benefit for the first quarter 2003 due to a reduction of future state income tax rates that was enacted by the North Dakota legislature. Resulting income before the cumulative effect of the change in accounting principle increased 235% from a net loss of $137,000 or $.04 for the first quarter of 2002 to net income of $185,000 or $.05 for the first quarter of 2003. The initial adoption of SFAS 143 resulted in a one-time non-cash charge of $23,000 for the cumulative effect of the change in accounting principle.


                        Liquidity and Capital Resources

  At March 31, 2003, we had working capital of $443,000 compared to working capital of $311,000 at December 31, 2002. Our current ratio was 1.44 to 1 at March 31, 2003, compared to 1.28 to 1 at December 31, 2002.

  Net cash provided by operating activities was $234,000 for the quarter ended March 31, 2003, compared to $6,000 for the same period in 2002. Cash was utilized to make payments of $138,000 for additions to property, plant and equipment, $32,000 for payment on long-term debt and $37,000 for stock repurchases.

  We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, of which $1,225,000 remains available for use at March 31, 2003. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


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


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

  We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827.) The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has brought a preference claim of approximately $160,000 alleging that we received preferential transfers from Ambar, Inc. within 90 days of its bankruptcy petition filed on November 21, 2000. We and other similarly situated defendants have joined together to share a common defense in order to reduce legal costs. We are defending against the claim based on the position that the payments we received were not preferential transfers but rather were (a) payments on a trade account that were received in the normal course of business, or (b) payments that did not come from the debtor. We may also consider a settlement on the claim if we deem it economically advisable. As of December 31, 2002, we recorded a reserve of $50,000 with respect to this matter.

  Except as discussed herein, we are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       99.1 Certification of the Chief Executive Officer

       99.2 Certification of the Chief Financial Officer

  (b)  Reports on Form 8-K.

       Press Release dated April 4, 2003 regarding 2002 Earnings was filed under Item 7 on April 4, 2003.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


May 15, 2003


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


Date:  May 15, 2003                    /S/  J. P. Vickers
                                       J. P. Vickers, Chief Executive Officer



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


Date:  May 15, 2003                    /S/  J. P Vickers
                                       J. P. Vickers, Chief Financial Officer



                                 EXHIBIT INDEX

Exhibit
Number

99.1    Certification of the Chief Executive Officer (filed herewith).

99.2    Certification of the Chief Financial Officer (filed herewith).



                                                                  Exhibit 99.1

                   Certification of Chief Executive Officer of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.
P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       May 15, 2003



                                                                  Exhibit 99.2

                   Certification of Chief Financial Officer of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.
P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Financial Officer
                                       May 15, 2003