Form 10QSB
period 2003-06-30
GEORESOURCES INC
filed 2003-08-14
CIK 41023

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2003.

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

                        YES_____X_____  NO___________.
                   _________________________________________

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at August 12, 2003
Common Stock, par value $.01 per share                 3,745,577 shares


Transitional Small Business Disclosure Format (check one): YES_____ NO__X__.
         ____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX


                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (June 30, 2003 and December 31, 2002)

     Consolidated Statements of Operations                          4
        (Three months ended June 30, 2003 and 2002
         and six months ended June 30, 2003 and 2002)

     Consolidated Statements of Cash Flows                          5
        (Six months ended June 30, 2003 and 2002)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

  Item 3.  Controls and Procedures                                 10

PART II.  OTHER INFORMATION                                        10



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                June 30,      December 31,
                                                  2003            2002
ASSETS                                        ------------    ------------
CURRENT ASSETS:
  Cash and equivalents                        $    415,019    $    329,302
  Trade receivables, net                           586,576         821,459
  Inventories                                      227,783         207,998
  Income tax receivable                             50,192          50,192
  Prepaid expenses                                  32,707          28,326
                                              ------------    ------------
         Total current assets                    1,312,277       1,437,277
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 23,915,827      22,636,316
     Properties not subject to amortization        270,372         251,714
  Drilling rig and equipment                     1,143,101       1,077,551
  Leonardite plant and equipment                 3,262,694       3,262,200
  Other                                            755,857         757,431
                                              ------------    ------------
                                                29,347,851      27,985,212
  Less accumulated depreciation, depletion,
   amortization and impairment                 (19,893,738)    (20,386,789)
                                              ------------    ------------
         Net property, plant and equipment       9,454,113       7,598,423
                                              ------------    ------------

OTHER ASSETS                                         8,750          12,500
                                              ------------    ------------
TOTAL ASSETS                                  $ 10,775,140    $  9,048,200
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    682,378    $    659,282
  Accrued expenses                                 314,151         335,219
    Current maturities of long-term debt           130,631         132,260
                                              ------------    ------------
         Total current liabilities               1,127,160       1,126,761

LONG-TERM DEBT, less current maturities          1,847,728       1,910,228
ASSET RETIREMENT OBLIGATION                      1,627,000              --
DEFERRED INCOME TAXES                              385,000         395,000
                                              ------------    ------------
         Total liabilities                       4,986,888       3,431,989
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding 3,746,327
   and 3,787,477 shares, respectively               37,463          37,875
  Additional paid-in capital                       327,463         384,185
  Retained earnings                              5,423,326       5,194,151
                                              ------------    ------------
         Total stockholders' equity              5,788,252       5,616,211
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 10,775,140    $  9,048,200
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------  ------------------------
                                 2003         2002         2003         2002
                             -----------  -----------  -----------  -----------
OPERATING REVENUES:
  Oil and gas sales          $   833,396  $   686,275  $ 1,753,970  $ 1,238,540
  Leonardite sales               158,296      152,520      314,690      244,070
  Drilling revenue                    --       78,927           --      174,411
                             -----------  -----------  -----------  -----------
                                 991,692      917,722    2,068,660    1,657,021
                             -----------  -----------  -----------  -----------

OPERATING COSTS AND EXPENSES:
  Oil and gas production         391,410      375,367      836,522      762,527
  Cost of leonardite sold        157,898      142,267      327,048      268,505
  Drilling costs                      --       66,092           --      124,081
  Depreciation and depletion     175,760      210,352      335,949      417,511
   Selling, general
    and administrative           162,560      132,064      296,432      252,483
                             -----------  -----------  -----------  -----------
                                 887,628      926,142    1,795,951    1,825,107
                             -----------  -----------  -----------  -----------

         Operating income        104,064       (8,420)     272,709     (168,086)
                             -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
 Interest expense                (22,461)     (23,626)     (44,591)     (40,954)
 Interest income                   7,530       10,888        7,707       11,107
 Other income, net                 4,950        4,650       10,350        9,150
                             -----------  -----------  -----------  -----------
                                  (9,981)      (8,088)     (26,534)     (20,697)
                             -----------  -----------  -----------  -----------

         Income (loss) before
          income taxes            94,083      (16,508)     246,175     (188,783)

 Income tax (expense) benefit    (27,000)      15,000        6,000       50,000
                             -----------  -----------  -----------  -----------

         Income (loss) before
          cumulative effect of
          change in accounting
          principle               67,083       (1,508)     252,175     (138,783)

 Cumulative effect on prior
  years accounting change,
  net of tax                          --           --      (23,000)          --
                             -----------  -----------  -----------  -----------

          Net income (loss)  $    67,083  $    (1,508) $   229,175  $  (138,783)
                             ===========  ===========  ===========  ===========
EARNINGS PER SHARE:

  Income (loss) before
   cumulative effect of
   accounting change         $       .02  $        --  $       .07  $      (.04)
  Cumulative effect of
   accounting change                  --           --         (.01)          --
                             -----------  -----------  -----------  -----------
         Net income (loss),
          basic and diluted  $       .02  $        --  $       .06  $      (.04)
                             ===========  ===========  ===========  ===========
PRO FORMA AMOUNTS, assuming
 retroactive application
 of new accounting method:

  Net income                 $    67,083  $   (11,626) $   252,175  $  (163,135)
                             ===========  ===========  ===========  ===========
  Net income per share,
   basic and diluted         $       .02  $        --  $       .07  $      (.04)
                             ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    229,175    $   (138,783)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    335,949         417,511
     Cumulative effect of accounting change         23,000              --
     Accretion of asset retirement obligation       38,000              --
     Deferred income taxes                          (6,000)         (5,000)
     Other                                           3,750           6,868
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           234,883         (20,015)
       Inventories                                 (19,785)        (39,229)
       Income tax receivable                            --         (45,000)
       Prepaid expenses and other                   (4,381)        (22,857)
      Increase (decrease) in:
       Accounts payable                           (117,982)       (185,689)
       Accrued expenses                            (21,068)        (39,214)
                                              ------------    ------------
         Net cash provided by (used in)
          operating activities                     695,541         (71,408)
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant
     and equipment                                (488,561)       (760,586)
                                              ------------    ------------
         Net cash used in
          investing activities                    (488,561)       (760,586)
                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --       1,010,000
  Principal payments on long-term debt             (64,129)        (63,970)
  Cost to purchase common stock                    (57,134)        (11,172)
                                              ------------    ------------
         Net cash provided by (used in)
          financing activities                    (121,263)        934,858
                                              ------------    ------------
NET INCREASE IN CASH AND EQUIVALENTS                85,717         102,864

CASH AND EQUIVALENTS, beginning of period          329,302         191,328
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    415,019    $    294,192
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                 $     44,591    $     40,954
     Income taxes                                    1,000           1,650

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2003, and the results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002.

    The results of operations for the period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

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

    Presented below are our identifiable net assets as of June 30, 2003 and December 31, 2002:
                                                June 30,      December 31,
                                                  2003            2002
                                              ------------    ------------
           Oil and gas                        $  7,934,812    $  6,176,486
           Leonardite                              803,778         860,868
           Drilling                              1,111,750       1,150,093
           General corporate activities            924,800         860,753
                                              ------------    ------------
                                              $ 10,775,140    $  9,048,200
                                              ============    ============

    Presented below is information concerning our operating segments for the three- and six-month periods ended June 30, 2003 and 2002:

                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------  ------------------------
                                 2003         2002         2003         2002
                             -----------  -----------  -----------  -----------
    Revenue:
      Oil and gas            $   833,396  $   686,275  $ 1,753,970  $ 1,238,540
      Leonardite                 158,296      152,520      314,690      244,070
      Drilling                        --       78,927           --      174,411
                             -----------  -----------  -----------  -----------
                             $   991,692  $   917,722  $ 2,068,660  $ 1,657,021
                             ===========  ===========  ===========  ===========

    Income (loss) before income taxes:
      Oil and gas            $   296,703  $   160,144  $   642,785  $   176,789
      Leonardite                 (30,032)     (20,455)     (75,977)     (85,010)
      Drilling                        --      (15,191)          --       (4,778)
      General corporate
       activities               (162,607)    (132,918)    (294,099)    (255,087)
      Other income and
       expenses                   (9,981)      (8,088)     (26,534)     (20,697)
                             -----------  -----------  -----------  -----------
                             $    94,083  $   (16,508) $   246,175  $  (188,783)
                             ===========  ===========  ===========  ===========

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

    The asset retirement obligation recorded by the Company relates to the plugging and abandonment of its oil and gas wells. Previously, the Company assumed that the salvage value of oil and gas well equipment equaled the dismantlement, restoration and reclamation costs.
    Therefore, no accruals for retirement obligations were made. Under SFAS 143, the Company is required to recognize the fair value of the liability to plug and abandon a well in the period in which the liability is incurred. The initial adoption of SFAS 143 on January 1, 2003, resulted in a one-time non-cash after-tax charge to operations of $23,000 recorded as the cumulative effect of a change in accounting principle. The adoption also resulted in an increase to oil and gas properties being amortized of $1,562,000, a discounted liability for asset retirement obligations of $1,589,000, and a decrease of deferred income tax liabilities of $4,000. In addition, during both the first and second quarters of 2003, the Company recorded a pre-tax charge to income of $19,000 to reflect the accretion of the liability.

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

Results of Operations - Three Months and Six Months Ended June 30, 2003,
                        compared to Three Months and Six Months Ended June 30, 2002.

  Information concerning our oil and gas operations for the three months and six months ended June 30, 2003, is set forth in the table below:

                            Oil and Gas Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2002       Ended       From 2002
                          June 30, 2003    Period     June 30, 2003    Period
                          -------------  ----------   -------------  ----------
Oil and gas production
 sold (BOE)                      34,203       1%             66,540      (3%)

Average price per BOE     $       24.37      20%      $       26.36      46%

Oil and gas revenue       $     833,396      21%      $   1,753,970      42%

Production costs          $     391,410       4%      $     836,522      10%

Average production
 cost per BOE             $       11.44       3%      $       12.57      13%


  Oil and gas production sold during the second quarter of 2003 increased slightly by 345 barrels of oil equivalent (BOE), or 1%, compared to the same quarter in 2002 and decreased by 2,204 BOE, or 3%, for the first half of 2003 compared to that period in 2002. These changes were not viewed by us to be significant but do indicate the relative stability of our production at these levels. Most of our oil and gas operations during the first half of 2003 were targeted toward finishing the planned development drilling in our South Starbuck Madison Unit, and normal recurring workover operations. Workover projects are expected to accelerate in the second half of the year in light of recent oil prices and market perceptions of those prices remaining relatively high through the remainder of 2003. In addition, we have permits approved to drill two more wells this year, one of which we expect to start about the end of the third quarter.

  Oil and gas revenue increased $147,000, or 21%, for the three months ended June 30, 2003, and climbed $515,000, or 42%, for the six months ended June 30, 2003, compared to the same periods in 2002. These substantially improved revenues were essentially due to dramatically elevated oil and gas prices. Second quarter prices per BOE were $4.10, or 20%, higher, and first half 2003 BOE values were $8.34, or 46%, above those for the same periods in 2002. The possibility of increased revenues and resulting cash flow during the remainder of 2003 lead us to believe that our level of operations will be expanded during the remainder of the year.

  Second quarter 2003 oil and gas production costs also increased from the prior year, rising $16,000, or 4%. First half 2003 costs were higher by $74,000, or 10%. The most direct increase to production costs was due to higher severance tax expense which are approximately 6% of revenue. Production cost also increased due to efforts to intensify discretionary
repairs and maintenance during periods of higher cash flow.    Production
costs on a per-equivalent-barrel basis for the second quarter of 2003 rose $0.36, or 3%, and climbed $1.48, or 13%, the first half of 2003 compared to the same period in 2002 for the reasons discussed above.


  Information concerning our leonardite operations for the three months and six months ended June 30, 2003, is set forth in the table below:

                             Leonardite Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Six Months    (Decrease)
                              Ended       From 2002       Ended       From 2002
                          June 30, 2003    Period     June 30, 2003    Period
                          -------------  ----------   -------------  ----------
Leonardite production
 sold (tons)                      1,716      4%               3,403      30%

Average revenue per ton   $       92.25     --%       $       92.47      (1%)

Leonardite revenue        $     158,296      4%       $     314,690      29%

Cost of leonardite sold   $     157,898     11%       $     327,048      22%

Average production cost
 per ton                  $       92.02      7%       $       96.11      (6%)


  Leonardite production sold increased 68 tons, or 4%, and 778 tons, or 30%, respectively, for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002.

  Leonardite revenue increased $6,000, or 4%, and $71,000, or 29%, respectively, for the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002. Revenue per ton for the three- and six-month periods ended June 30, 2003 varied only slightly within a normal range of average revenue per ton for our several products compared to the same periods in 2002.

  Cost of leonardite sold increased $16,000, or 11%, and $59,000, or 22%, for the three- and six-month periods, respectively, compared to the same periods in 2002. The increase in costs is related to the increase in sales and higher natural gas prices for our plant. Average per ton production costs for the three- and six-month periods ended June 30, 2003 increased $5.69, or 7%, and decreased $6.18, or 6%, compared to the same periods in 2002.


                              Drilling Operations

  During the first half of 2003, our subsidiary, Western Star Drilling Company ("WSDC"), drilled two wells for us but did not perform any drilling for other operators. Accordingly, we did not have any drilling revenue or costs for the first half of 2003. These results compare to the same period of 2002, when WSDC drilled two wells for other operators resulting in revenue of $174,000, costs of $124,000 and an operating income before depreciation of $50,000. Since the end of the second quarter, WSDC has drilled one well for another operator.


                             Consolidated Analysis

  Total operating revenues increased $74,000, or 8%, and $412,000, or 25%, for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002 due to increased energy prices and leonardite sales. Total operating expenses decreased $39,000, or 4%, and $29,000, or 2%, for the same periods. Operating expenses for oil and gas, leonardite, and drilling were previously discussed. Depreciation, depletion and amortization for the three and six months ended June 30, 2003 decreased compared to the prior year periods primarily because of lower depletion of oil and gas properties resulting from normal production declines. Selling, general and administrative increased primarily due to our efforts to increase investor awareness of the company.

  Operating income increased to $104,000 and $273,000, respectively, for the three- and six-month periods ended June 30, 2003, compared to a loss of $8,000 and $168,000 for the same periods in 2002. Income taxes were a $6,000 benefit for the first half 2003 due to a reduction of future state income tax rates that was enacted by the North Dakota legislature. Resulting income before the cumulative effect of the change in accounting principle was $67,000, or $0.02, per share and $252,000, or $.07, per share for the three- and six-month periods ended June 30, 2003 compared to a net loss of $2,000, or $0.00, per share and $139,000, or $.04, per share for the same periods in 2002.


                        Liquidity and Capital Resources

  At June 30, 2003, we had working capital of $185,000 compared to working capital of $311,000 at December 31, 2002. Our current ratio was 1.16 to 1 at June 30, 2003, compared to 1.28 to 1 at December 31, 2002.

  Net cash provided by operating activities was $696,000 for the six months ended June 30, 2003, compared to net cash used by operating activities of $71,000 for the same period in 2002. Cash was utilized to make payments of $489,000 for additions to property, plant and equipment, $64,000 for payments on long-term debt and $57,000 for stock repurchases.

  We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, of which $1,225,000 remained available for use at June 30, 2003. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


                       ITEM 3.  Controls and Procedures

  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this quarterly report on Form 10-QSB.

  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

  During the period covered by this report, there have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

  We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827.) The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has brought a preference claim of approximately $160,000 alleging that we received preferential transfers from Ambar, Inc. within 90 days of its bankruptcy petition filed on November 21, 2000. We and other similarly situated defendants have joined together to share a common defense in order to reduce legal costs. We are defending against the claim based on the position that the payments we received were not preferential transfers but rather were (a) payments on a trade account that were received in the normal course of business, or (b) payments that did not come from the debtor. We may also consider a settlement on the claim if we deem it economically advisable. As of December 31, 2002 and June 30,2003, we have a reserve recorded of $50,000 with respect to this matter.

  Except as discussed herein, we are not a party, nor are any of our properties subject, to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against us.


Item 4. Submissions of Matters to a Vote of Securities Holders.

  The Company's annual meeting of stockholders was held Tuesday, June 10, 2003. The items submitted to stockholders for vote were as follows:

  1) The election of five nominees to serve on the Company's board of directors during 2003 and until the Company's next annual meeting.

      The vote tabulation with respect to each nominee was as follows:

                                         Shares           Shares
                                        Voted For        Withheld
                                        ---------        --------
               Duane Ashley             2,915,349         221,558
               H. Dennis Hoffelt        2,915,723         221,184
               Paul A. Krile            2,916,349         220,558
               Cathy Kruse              2,927,182         209,725
               Jeffrey P. Vickers       2,917,182         219,725

      There were no solicitations in opposition to the nominees.

  2) Proposal Number Two - approval to amend our Articles of Incorporation to delete Article VIII regarding the requirement that our stock ledger be kept in Colorado and in the charge of an identified individual.

                         For            2,880,531
                         Against           51,116
                         Abstain          205,260

  3) Proposal Number Three - approval to amend our Articles of Incorporation to adopt a new article (Article XI) which limits the liability of our directors under certain circumstances.

                         For            2,760,718
                         Against          325,396
                         Abstain           50,793

  4) Proposal Number Four - approval to amend our Articles of Incorporation to adopt a new article (Article XII) which requires us to indemnify our directors to the fullest extent allowed by Colorado law.

                         For            2,810,177
                         Against          292,937
                         Abstain           33,793

Notice of the meeting and proxy information was distributed to stockholders prior to the meeting in accordance with federal securities laws.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

       31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

       32.1 Certification of the Chief Executive Officer

       32.2 Certification of the Chief Financial Officer

  (b)  Reports on Form 8-K.

       On April 7, 2003, the Registrant filed its amended and restated 2002 earnings press release under item 12 of Form 8-K.

       On May 22, 2003, the Registrant filed its earnings press release for the first quarter of 2003 under Item 12 of Form 8-K.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORESOURCES, INC.


August 14, 2003


                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       Chief Financial Officer



                                 EXHIBIT INDEX

Exhibit
Number

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1  Certification of the Chief Executive Officer (filed herewith).

32.2  Certification of the Chief Financial Officer (filed herewith).



                                                                  EXHIBIT 31.1

                Certification of Chief Executive Officer Under
                Section 302 of the Sarbanes-Oxley Act of 2002

     I, J.P. Vickers, Chief Executive Officer of GeoResources, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of
GeoResources, Inc. ("registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Reserved;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

Signature:  /s/ J. P. Vickers
            J. P. Vickers
Title:      Chief Executive Officer



                                                                  EXHIBIT 31.2

                Certification of Chief Financial Officer Under
                Section 302 of the Sarbanes-Oxley Act of 2002

     I, J. P. Vickers, Chief Financial Officer of GeoResources, Inc.
certify that:

     1.  I have reviewed this Quarterly Report on Form 10-QSB of
GeoResources, Inc. ("registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Reserved;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003

Signature:  /s/ J. P. Vickers
            J. P. Vickers
Title:      Chief Financial Officer



                                                                  EXHIBIT 32.1

                   Certification of Chief Executive Officer
            of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.
P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       August 14, 2003



                                                                  EXHIBIT 32.2

                   Certification of Chief Financial Officer of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.
P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Financial Officer
                                       August 14, 2003