Form 10QSB
period 2003-09-30
GEORESOURCES INC
filed 2003-11-14
CIK 41023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003.

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


                Class                          Outstanding at October 31, 2003
Common Stock, par value $.01 per share                3,723,977 shares


Transitional Small Business Disclosure Format (check one): YES_____ NO__X__.
         _____________________________________________________________



                              GEORESOURCES, INC.
                                    INDEX


                                                                  PAGE
                                                                 NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets                                    3
        (September 30, 2003, and December 31, 2002)

     Consolidated Statements of Operations                          4
        (Three months ended September 30, 2003, and 2002
         and nine months ended September 30, 2003, and 2002)

     Consolidated Statements of Cash Flows                          5
        (Nine months ended September 30, 2003, and 2002)

     Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7

  Item 3.  Controls and Procedures                                 10

PART II.  OTHER INFORMATION                                        11



                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  Financial Statements
                     GEORESOURCES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                              September 30,   December 31,
                                                  2003            2002
ASSETS                                        ------------    ------------
CURRENT ASSETS:
  Cash and equivalents                        $    413,492    $    329,302
  Trade receivables, net                           662,158         821,459
  Inventories                                      256,055         207,998
  Income tax receivable                                 --          50,192
  Prepaid expenses                                  30,358          28,326
                                              ------------    ------------
         Total current assets                    1,362,063       1,437,277
                                              ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties, using the
   full cost method of accounting:
     Properties being amortized                 24,351,868      22,636,316
     Properties not subject to amortization        258,894         251,714
  Drilling rig and equipment                     1,166,683       1,077,551
  Leonardite plant and equipment                 3,267,634       3,262,200
  Other                                            757,273         757,431
                                              ------------    ------------
                                                29,802,352      27,985,212
  Less accumulated depreciation, depletion,
   amortization and impairment                 (20,105,319)    (20,386,789)
                                              ------------    ------------
         Net property, plant and equipment       9,697,033       7,598,423
                                              ------------    ------------

OTHER ASSETS                                         6,875          12,500
                                              ------------    ------------
TOTAL ASSETS                                  $ 11,065,971    $  9,048,200
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $    787,647    $    659,282
  Accrued expenses                                 333,297         335,219
  Current maturities of long-term debt             462,611         132,260
                                              ------------    ------------
         Total current liabilities               1,583,555       1,126,761

LONG-TERM DEBT, less current maturities          1,483,665       1,910,228
ASSET RETIREMENT OBLIGATION                      1,667,100              --
DEFERRED INCOME TAXES                              404,000         395,000
                                              ------------    ------------
         Total liabilities                       5,138,320       3,431,989
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding 3,723,977
   and 3,787,477 shares, respectively               37,240          37,875
  Additional paid-in capital                       295,932         384,185
  Retained earnings                              5,594,479       5,194,151
                                              ------------    ------------
         Total stockholders' equity              5,927,651       5,616,211
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 11,065,971    $  9,048,200
                                              ============    ============

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 2003         2002         2003         2002
                             -----------  -----------  -----------  -----------
OPERATING REVENUES:
 Oil and gas                 $   878,889  $   858,197  $ 2,632,859  $ 2,096,737
 Leonardite                      130,339      202,110      445,029      446,180
 Drilling                        206,787        3,188      206,787      177,599
                             -----------  -----------  -----------  -----------
                               1,216,015    1,063,495    3,284,675    2,720,516
                             -----------  -----------  -----------  -----------

OPERATING COSTS AND EXPENSES:
 Oil and gas production          426,967      396,925    1,263,489    1,159,452
 Cost of leonardite sold         133,620      161,106      460,668      429,611
 Drilling costs                  118,702        7,378      118,702      131,459
 Depreciation and depletion      219,164      225,369      555,113      642,880
 Selling, general
  and administrative             109,531      141,681      405,963      394,164
                             -----------  -----------  -----------  -----------
                               1,007,984      932,459    2,803,935    2,757,566
                             -----------  -----------  -----------  -----------
         Operating
          income (loss)          208,031      131,036      480,740      (37,050)
                             -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE):
 Interest expense                (21,837)     (25,443)     (66,428)     (66,397)
 Interest income                     461          451        8,168       11,558
 Other income, net                 3,498        4,950       13,848       14,100
                             -----------  -----------  -----------  -----------
                                 (17,878)     (20,042)     (44,412)     (40,739)
                             -----------  -----------  -----------  -----------

         Income (loss) before
          income taxes           190,153      110,994      436,328      (77,789)

 Income tax (expense) benefit    (19,000)      (7,000)     (13,000)      43,000
                             -----------  -----------  -----------  -----------
         Income (loss) before
          cumulative effect
          of change in
          accounting principle   171,153      103,994      423,328      (34,789)

 Cumulative effect on prior
  years accounting change,
  net of tax                          --           --      (23,000)          --
                             -----------  -----------  -----------  -----------

         Net income (loss)   $   171,153  $   103,994  $   400,328  $   (34,789)
                             ===========  ===========  ===========  ===========

EARNINGS PER SHARE:

 Income (loss) before
  cumulative effect of
  accounting change          $       .05  $       .03  $       .12  $      (.01)

 Cumulative effect of
  accounting change                   --           --         (.01)          --
                             -----------  -----------  -----------  -----------
         Net income (loss),
          basic and diluted  $       .05  $       .03  $       .11  $      (.01)
                             ===========  ===========  ===========  ===========

PRO FORMA AMOUNTS, assuming
 retroactive application
 of new accounting method:

 Net income (loss)           $   171,153  $    87,170  $   423,328  $   (75,965)
                             ===========  ===========  ===========  ===========

 Net income (loss) per share,
  basic and diluted          $       .05  $       .02  $       .12  $      (.02)
                             ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    400,328    $    (34,789)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                    547,530         642,880
     Cumulative effect of accounting change         23,000              --
     Accretion of asset retirement obligation       56,100              --
     Deferred income taxes                          13,000           2,000
     Other                                           5,625           8,743
     Changes in assets and liabilities:
      Decrease (increase) in:
       Trade receivables                           159,301        (212,693)
       Inventories                                 (48,057)        (46,751)
       Income tax receivable                        50,192         (27,032)
       Prepaid expenses and other                   (2,032)         (8,963)
      Increase (decrease) in:
       Accounts payable                             39,128        (207,937)
       Accrued expenses                             (1,922)         10,324
                                              ------------    ------------
         Net cash provided by
          operating activities                   1,242,193         125,782
                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant
   and equipment                                  (972,903)       (976,922)
                                              ------------    ------------
         Net cash used in
          investing activities                    (972,903)       (976,922)
                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                    --       1,010,000
  Principal payments on long-term debt             (96,212)        (95,724)
  Cost to purchase common stock                    (88,888)        (11,172)
                                              ------------    ------------
         Net cash provided by (used in)
          financing activities                    (185,100)        903,104
                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     84,190          51,964

CASH AND EQUIVALENTS, beginning of period          329,302         191,328
                                              ------------    ------------
CASH AND EQUIVALENTS, end of period           $    413,492    $    243,292
                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) for:
     Interest                                 $     66,428    $     66,397
     Income taxes                                  (49,119)          1,758

See Notes to Consolidated Financial Statements.



                     GEORESOURCES, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2003, and the results of operations and cash flows for the three months and nine months ended September 30, 2003, and 2002.

    The results of operations for the periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full fiscal year.

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

    Presented below are our identifiable net assets as of September 30, 2003, and December 31, 2002:
                                              September 30,   December 31,
                                                  2003            2002
                                              ------------    ------------
           Oil and gas                        $  8,274,116    $  6,176,486
           Leonardite                              750,534         860,868
           Drilling                              1,202,681       1,150,093
           General corporate assets                838,640         860,753
                                              ------------    ------------
                                              $ 11,065,971    $  9,048,200
                                              ============    ============

    Presented below is information concerning our operating segments for the three- and nine-month periods ended September 30, 2003, and 2002:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 2003         2002         2003         2002
                             -----------  -----------  -----------  -----------
    Revenue:
      Oil and gas            $   878,889  $   858,197  $ 2,632,859  $ 2,096,737
      Leonardite                 130,339      202,110      445,029      446,180
      Drilling                   206,787        3,188      206,787      177,599
                             -----------  -----------  -----------  -----------
                             $ 1,216,015  $ 1,063,495  $ 3,284,675  $ 2,720,516
                             ===========  ===========  ===========  ===========

    Income (loss) before income taxes:
      Oil and gas            $   315,154  $   295,252  $   957,939  $   472,041
      Leonardite                 (33,448)       7,544     (109,425)     (77,466)
      Drilling                    48,347      (32,002)      48,347      (36,780)
      General corporate
       activities               (122,022)    (139,758)    (416,121)    (394,845)
      Other income and
       expenses                  (17,878)     (20,042)     (44,412)     (40,739)
                             -----------  -----------  -----------  -----------
                             $   190,153  $   110,994  $   436,328  $   (77,789)
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

    The asset retirement obligation recorded by the Company relates to the plugging and abandonment of its oil and gas wells. Previously, the Company assumed that the salvage value of oil and gas well equipment equaled the dismantlement, restoration and reclamation costs.
    Therefore, no accruals for retirement obligations were made. Under SFAS 143, the Company is required to recognize the fair value of the liability to plug and abandon a well in the period in which the liability is incurred. The initial adoption of SFAS 143 on January 1, 2003, resulted in a one-time non-cash after-tax charge to operations of $23,000 recorded as the cumulative effect of a change in accounting principle. The adoption also resulted in an increase to oil and gas properties being amortized of $1,562,000, a discounted liability for asset retirement obligations of $1,589,000, and a decrease of deferred income tax liabilities of $4,000. In addition, the Company has recorded a pre-tax charge to income of $56,000 to reflect the accretion of the liability through September 30, 2003.

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



Results of Operations - Three Months and Nine Months Ended September 30,
                        2003, compared to Three Months and Nine Months Ended September 30, 2002.

  Information concerning our oil and gas operations for the three months and nine months ended September 30, 2003, is set forth in the table below:

                            Oil and Gas Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)   Nine Months    (Decrease)
                              Ended       From 2002      Ended        From 2002
                         Sept. 30, 2003    Period    Sept. 30, 2003    Period
                         --------------  ----------  --------------  ----------
Oil and gas production
 sold (BOE)                      33,976      (5%)           100,516      (4%)

Average price per BOE    $        25.87       8%     $        26.19      31%

Oil and gas revenue      $      878,889       2%     $    2,632,859      26%

Production costs         $      426,967       8%     $    1,263,489       9%

Average production cost
 per BOE                 $        12.57      14%     $        12.57      13%


  Oil and gas production sold, expressed in barrels of oil equivalent
(BOE), declined 1,922 BOE, or 5%, and 4,126 BOE, or 4%, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in the prior year. These small declines were not deemed by us to be a significant change in our production or reserve base, but rather the result of only one new marginally producing well being put on production by the end of the third quarter out of the first two we drilled. A third well was drilled during the third quarter, but that well had some completion difficulties that prevented it from going on production by the end of the third quarter. Workover operations have also been ongoing, however, much of that work has been preparations for future secondary recovery operations and efforts related to maintaining regulatory compliance on old wells. The company's management believes oil production will increase through continued drilling, although the amount of increase, if any, may not be substantial for the remainder of 2003. Also with NYMEX oil prices nearing a 24-month period above $25 per barrel, the availability of some supplies and services is once again becoming a potential factor in planning for near future operations. We do not believe this is a critical issue in our operations at this time, but it could be a factor in the future.

  The average price per BOE for the third quarter 2003 increased to $25.87, a change of $1.96, or 8%, above the same period in 2002. The 2003 nine-month period average price per BOE was $26.19, or $6.15 and 31% higher than the same period in 2002. Oil and gas revenue for the three-month period ended September 30, 2003, was essentially stable due to the 5% lower production and 8% higher commodity values discussed above. Oil and gas revenue for the 2003 nine-month period was notably higher however at $2,633,000 for the nine months ended September 30, 2002, or $536,000 and 26% higher than the $2,097,000 for the same period last year.

  With increases in revenue, oil and gas production costs also increased $30,000, or 8%, and $104,000, or 9%, for the three- and nine-month periods of 2003, respectively, when compared to the same periods in 2002. The increase in both periods was primarily due to desires to use periods of higher cash flow to perform more repair, maintenance and workover operations. These higher production costs resulted in costs expressed on a per-equivalent-barrel basis increasing 14% for the three-month period and 13% for the nine-month period of 2003 when compared to the same periods in 2002.


  Information concerning our leonardite operations for the three months and nine months ended September 30, 2003, is set forth in the table below:

                             Leonardite Operations

                                         % Increase                  % Increase
                          Three Months   (Decrease)    Nine Months   (Decrease)
                              Ended       From 2002       Ended       From 2002
                         Sept. 30, 2003    Period    Sept. 30, 2003    Period
                         --------------  ----------  --------------  ----------
Leonardite production
 sold (tons)                      1,468     (36%)             4,871      (1%)

Average revenue per ton  $        88.79      --%     $        91.36      --%

Leonardite revenue       $      130,339     (35%)    $      445,029      --%

Cost of leonardite sold  $      133,620     (17%)    $      460,668       7%

Average production cost
 per ton                 $        91.02      29%     $        94.57       8%

  Leonardite production sold decreased 809 tons, or 36%, and 31 tons, or 1%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the equivalent periods in 2002. For the three months, sales declined mostly because one of our important customers had little demand for deep drilling products. We hope the severity of these lower sales was essentially a timing coincidence for the third quarter as sales to that customer resumed at somewhat higher levels after September 30, 2003. For the nine months, the essentially flat sales with the prior year reflects the relatively stable rig counts in the gulf coast offshore Louisiana and Texas. Shallower land based onshore rig counts were up approximately 30% from third quarter 2002 to third quarter 2003 but offshore deep drilling was virtually flat over the same two periods. This is not unusual as deep drilling is typically slower to start up as oil and gas prices rise.

  Leonardite revenue decreased $72,000, or 35% for the three-month period ended September 30, 2003, and varied only slightly for the nine-month period compared to the same periods in 2002. Revenue decreased due to the lack of sales as discussed above. Average revenue per ton for the three and nine months ended September 30, 2003, was the same as in 2002 for the same periods. Revenue was also tied to the fact that deep wells generally require specialty products for their drilling muds. With less deep drilling we tend to have less higher priced specialty product revenue.

  Cost of leonardite sold was 17% lower for the three-month period ended September 30, 2003, and increased 7% for the nine-month period compared to the same periods in 2002. Average per ton production costs increased 29% and 8%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Production costs were affected by the increased cost of natural gas used in the drying and processing of our lignite. At the present time, we do not have the product demand to spread these costs and fixed costs over a larger production base.


                              Drilling Operations

  During the first nine months of 2003, our subsidiary, Western Star Drilling Company ("WSDC"), drilled five wells, three for us and two for other operators. The second well for the outside operator was spudded mid-September and did not reach total depth until late October. Drilling revenues, through September 30, 2003, from the external projects were $207,000, and associated costs of those projects were $119,000, yielding an operating income from drilling operations of $88,000 before depreciation. These results compare to the same period of 2002, when WSDC drilled two wells for other operators resulting in revenue of $178,000, costs of $131,000 and an operating income before depreciation of $47,000.


                             Consolidated Analysis

  Total operating revenues increased $153,000, or 14%, and $564,000, or 21%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002 due to increased energy prices. Total operating expenses increased $76,000, or 8%, and $46,000, or 2%, for the same periods. Operating expenses for oil and gas, leonardite, and drilling were previously discussed. Depreciation, depletion and amortization for the three and nine months ended September 30, 2003, decreased compared to the prior year periods primarily because of lower depletion of oil and gas properties resulting from a lower depletion rate on higher 2002 year-end reserve volumes. Selling, general and administrative decreased $32,000, or 23%, and increased $12,000, or 3%, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. The lower cost in the third quarter 2003 is primarily due to a reserve set aside in 2002 for the claim by a bankruptcy trustee of a former leonardite customer.

  Operating income increased to $208,000 and $481,000 for the three- and nine-month periods ended September 30, 2003, compared to income of $131,000 and a loss of $37,000 for the same periods in 2002. After provisions for non-operating expenses and income taxes, resulting income before the cumulative effect of the change in accounting principle was $171,000, or $0.05, per share and $423,000, or $0.12, per share for the three- and nine-month periods ended September 30, 2003 compared to a net income of $104,000, or $0.03, per share and a net loss of $35,000, or $0.01, per share for the same periods in 2002.


                        Liquidity and Capital Resources

  At September 30, 2003, we had a working capital deficit of $221,000 compared to working capital of $311,000 at December 31, 2002. Our current ratio was .86 to 1 at September 30, 2003, compared to 1.28 to 1 at year-end 2002. The deficit in our working capital at September 30, 2003, was due to the combination of lower trade receivables, higher accounts payable and considerably higher current maturities as our 2001 RLOC converts to a term loan in 2004. During 2003, we have been in discussions with our bank about a new line-of-credit for the future and our repayment scheduling. We anticipate that these discussions will result in a new line-of-credit before the current line-of-credit expires.

  Net cash provided by operating activities was $1,242,000 for the nine months ended September 30, 2003, compared to $126,000 for the same period in 2002. Cash was utilized in 2003 to make payments of $973,000 for additions to property, plant and equipment, $96,000 for payments on long-term debt and $89,000 for stock repurchases.

  We believe our cash requirements can be met by cash flows from operations and, if necessary, borrowings on our existing $3,000,000 line-of-credit, of which $1,225,000 remained available for use at September 30, 2003. Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.


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



                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827.) The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has brought a preference claim of approximately $160,000 alleging that we received preferential transfers from Ambar, Inc. within 90 days of its bankruptcy petition filed on November 21, 2000. We and other similarly situated defendants have joined together to share a common defense in order to reduce legal costs. We are defending against the claim based on the position that the payments we received were not preferential transfers but rather were (a) payments on a trade account that were received in the normal course of business, or (b) payments that did not come from the debtor. We may also consider a settlement on the claim if we deem it economically advisable. As of December 31, 2002, and September 30, 2003, we have a reserve recorded of $50,000 with respect to this matter.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

       31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

       32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

       32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

  (b)  Reports on Form 8-K.

       On August 19, 2003, the Registrant filed its earnings press release for the second quarter of 2003 under Item 12 of Form 8-K.



                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORESOURCES, INC.


November 14, 2003


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



                                 EXHIBIT INDEX

Exhibit
Number

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).



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

Date:       November 14, 2003

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

Date:       November 14, 2003

Signature:  /s/ J. P. Vickers
            J. P. Vickers
Title:      Chief Financial Officer



                                                                  EXHIBIT 32.1
                   Certification of Chief Executive Officer of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Executive Officer
                                       November 14, 2003



                                                                  EXHIBIT 32.2
                   Certification of Chief Financial Officer of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350


  I, J. P. Vickers, certify that:

  In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /S/  J. P. Vickers
                                       J. P. Vickers
                                       Chief Financial Officer
                                       November 14, 2003