Form 10QSB
period 2004-03-31
GEORESOURCES INC
filed 2004-05-14
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number  0-8041

GeoResources, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1407 West Dakota Parkway, Suite 1-B, Williston, ND 58801
(Address of principal executive offices)

Issuer’s telephone number: (701) 572-2020

_____________________________________________________________________

CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES

[X]

NO

[   ] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2004
Common Stock, par value $.01 per share	3,723,977 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

#

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(March 31, 2004 and December 31, 2003)

Consolidated Statements of Operations

4

(Three months ended March 31, 2004 and 2003)

Consolidated Statements of Cash Flows

5

(Three months ended March 31, 2004 and 2003)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

7

Item 3.

Controls and Procedures

10

PART II.

OTHER INFORMATION

11

-#-

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 494,079	$ 343,419
Trade receivables, net	729,488	1,084,678
Inventories	278,872	233,306
Prepaid expenses	44,956	35,335
Total current assets	1,547,395	1,696,738
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	24,859,203	24,711,298
Properties not subject to amortization	285,462	280,565
Drilling rig and equipment	1,184,751	1,176,940
Leonardite plant and equipment	3,249,879	3,267,634
Other	754,168	756,211
	30,333,463	30,192,648
Less accumulated depreciation, depletion
amortization and impairment	(20,449,216)	(20,310,113)
Net property, plant and equipment	9,884,247	9,882,535

OTHER ASSETS	5,000	5,000
TOTAL ASSETS	$ 11,436,642	$ 11,584,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 868,426	$ 985,766
Accrued expenses	363,016	404,485
Current maturities of long-term debt	521,819	479,457
Total current liabilities	1,753,261	1,869,708
LONG-TERM DEBT, less current maturities	1,469,792	1,599,479
ASSET RETIREMENT OBLIGATION	1,743,900	1,735,200
DEFERRED INCOME TAXES	412,000	406,000
Total liabilities	5,378,953	5,610,387
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,723,977
and 3,723,977 shares, respectively	37,240	37,240
Additional paid-in capital	295,932	295,932
Retained earnings	5,724,517	5,640,714
Total stockholders' equity	6,057,689	5,973,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,436,642	$ 11,584,273

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2004	2003
OPERATING REVENUES:
Oil and gas sales	$ 896,325	$ 920,574
Leonardite sales	255,236	214,333
Drilling revenue	--	--

	1,151,561	1,134,907

OPERATING COSTS AND EXPENSES:
Oil and gas production	460,484	445,112
Cost of leonardite sold	258,134	227,089
Drilling costs	48,155	--
Depreciation and depletion	156,858	160,189
Selling, general and administrative	124,988	133,872

	1,048,619	966,262

Operating income	102,942	168,645

OTHER INCOME (EXPENSE):
Interest expense	(18,395)	(22,130)
Interest income	306	177
Other income, net	4,950	5,400

	(13,139)	(16,553)

Income before income taxes	89,803	152,092

Income tax (expense) benefit	(6,000)	33,000

Income before cumulative effect of
change in accounting principle	83,803	185,092

Cumulative effect on prior years accounting change, net of tax	--	(23,000)

Net income	$ 83,803	$ 162,092

EARNINGS PER SHARE:

Income before cumulative effect of accounting change	$ .02	$ .05
Cumulative effect of accounting change	--	(.01)

Net income, basic and diluted	$ .02	$ .04

PRO FORMA AMOUNTS, assuming retroactive application
of new accounting method:

Net income	$ 83,803	$ 185,092

Net income per share, basic and diluted	$ .02	$ .05

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 83,803	$ 162,092
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	139,103	160,189
Cumulative effect of accounting change	--	23,000
Accretion of asset retirement obligation	20,700	19,000
Deferred income taxes	6,000	(33,000)
Other	--	1,875
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	355,190	33,451
Inventories	(45,566)	(22,093)
Prepaid expenses and other	(9,621)	(6,456)
Increase (decrease) in:
Accounts payable	68,023	(68,579)
Accrued expenses	(41,469)	(35,252)

Net cash provided by operating activities	576,163	234,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(338,178)	(137,846)

Net cash used in investing activities	(338,178)	(137,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(87,325)	(32,060)
Cost to purchase common stock	--	(37,466)

Net cash used in financing activities	(87,325)	(69,526)

NET INCREASE IN CASH AND EQUIVALENTS	150,660	26,855

CASH AND EQUIVALENTS, beginning of period	343,419	329,302

CASH AND EQUIVALENTS, end of period	$ 494,079	$ 356,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 18,395	$ 22,130
Income taxes	50	--
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

The results of operations for the period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2003.

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

Presented below are our identifiable net assets as of the date indicated:

	March 31, 2004	December 31, 2003
Oil and gas	$ 8,571,561	$ 8,576,643
Leonardite	824,599	848,705
Drilling	1,273,250	1,362,538
General corporate activities	767,232	796,387
	$ 11,436,642	$ 11,584,273

Presented below is information concerning our operating segments for the quarters indicated:

	Three months ended March 31,
	2004	2003
Revenue:
Oil and gas	$ 896,325	$ 920,574
Leonardite	255,236	214,333
Drilling	--	--
	$ 1,151,561	$ 1,134,907

Operating income (loss)
Oil and gas	$ 314,064	$ 346,082
Leonardite	(33,127)	(45,945)
Drilling	(48,957)	--
General corporate activities	(129,038)	(131,492)
	$ 102,942	$ 168,645

4.

Change in Accounting Principle

Effective January 1, 2003, the Company adopted SFAS 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation associated with a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expenses will be recognized over time as the discounted liability is accreted to its expected settlement value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and consequentially is depreciated over the assets useful life.

The asset retirement obligation recorded by the Company relates to the plugging and abandonment of its oil and gas wells. Previously, the Company assumed that the salvage value of oil and gas well equipment equaled the dismantlement, restoration and reclamation costs. Therefore, no accruals for retirement obligations were made. Under SFAS 143, the Company is required to recognize the fair value of the liability to plug and abandon a well in the period in which the liability is incurred. The initial adoption of SFAS 143 on January 1, 2003, resulted in a one-time non-cash after-tax charge to operations of $23,000 recorded as the cumulative effect of a change in accounting principle.  There are no assets legally restricted for the purpose of settling asset retirement obligations. There is no impact on the Company’s cash flows as a result of adopting SFAS 143.

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

We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2003, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations - Three Months Ended March 31, 2004, compared to Three Months Ended March 31, 2003

Information concerning our oil and gas operations for the three months ended March 31, 2004, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended March 31, 2004	Percent Increase (Decrease) from 2003 Period

Oil and gas production sold (BOE)	29,290	(9%)

Average price per BOE	$ 30.60	7%

Oil and gas revenue	$ 896,325	(3%)

Production costs	$ 460,484	3%

Average production cost per BOE	$ 15.72	14%

Gross Margin	$ 435,841	(8%)

The preceding chart gives various measures of our operations in the first quarter of 2004 and the percentage change from the same period in the prior year.  Production sold in the first quarter 2004 declined about 3,000 barrels or 9% for two primary reasons:  the average decline of our wells as no new production had been realized yet in 2004, and our crude oil inventory increased as late March weather limited about 1,000 barrels from being sold.  Our first drilling project for 2004, the Grann et. al. 28-33 in the Landa Field, Bottineau County, was spudded in early April.  Drilling information and open-hole logs indicate it to be successful and a completion is expected to be finished in the second quarter.

The average price for our oil and gas commodities sold during the first quarter was $2.13 per BOE higher, which was relatively constant with the same period in 2003.  Although the first quarter volumes sold were lower, the upward change in our average value per BOE limited the oil and gas revenue decline to $24,000 or 3%.  Oil and gas production costs increased $15,000 or 3%, due to increased well maintenance efforts through the winter months of 2004.  Production costs on a per-equivalent-barrel basis for the first quarter of 2004 increased $1.96 or 14% from the first quarter 2003 due to the higher well maintenance coupled with lower actual volumes sold.  As a result of revenues and expenses, gross margin from oil and gas operations was about $40,000 or 8% lower than the same period in 2003.  Gross margin expressed as a percent of revenue was relatively constant at 49% and 52% for the first quarter of 2004 and 2003 respectively.

Information concerning our leonardite operations for the three months ended March 31, 2004, is set forth in the table below:

Leonardite Operations

	Three Months Ended March 31, 2004	Percent Increase (Decrease) from 2003 Period

Leonardite production sold (tons)	2,040	21%

Average revenue per ton	$ 125.12	(2%)

Leonardite revenue	$ 255,236	19%

Cost of leonardite sold	$ 258,134	14%

Average production cost per ton	$ 126.54	(6%)

Gross Margin (deficit)	$ (2,898)	77%

Leonardite revenues increased $41,000 or 19% due to a 21% increase in the number of tons sold offset by a slight 2% decrease in average revenue per ton.  The higher sales resulted in spite of a reported decrease in drilling rig counts for the Gulf States area for the first quarter of 2004 compared to the prior year’s quarter.  We sell our Leonardite products to drilling mud companies that service many domestic and international drilling markets, so higher demand could come from areas outside the Gulf of Mexico as US and worldwide rig counts have all increased.  Cost of leonardite sold increased $31,000 or 14% due to the increase in production sold.  Average production costs per ton decreased $8.05 or 6% due to fixed costs that were spread over the higher volume being sold while inventory levels were maintained.  Gross margin (deficit) for leonardite operations fell just short of a positive level, but we continue to believe a positive gross margin in the near future is likely with sustained higher oil prices.

Information concerning our drilling operations for the three months ended March 31, 2004, is set forth in the table below:

Drilling Operations

	Three Months Ended March 31, 2004	Percent Increase (Decrease) from 2003 Period

Operating days	3.2	N/A

Drilling revenue	$ --	N/A

Average revenue per day	$ N/A	N/A

Drilling costs	$ 48,155	N/A

Average cost per day	$ 15,048	N/A

Gross Margin (deficit)	$ (48,155)	N/A

During the first quarter of 2003, Western Star Drilling Company’s (WSDC) operations consisted of drilling one well for GeoResources.  During the first quarter of 2004 WSDC’s operations consisted of preparation costs for moving to a GeoResources well, some maintenance and capitalized improvements to its E-25 Rig, and “tear out” work from another operator’s project that was drilled in 2003.  Therefore, there is no revenue in 2004 associated with that work because drilling operations for that project were completed in 2003 and all associated revenue was recognized in that year.  Subsequent to the end of the first quarter 2004, WSDC finished our first 2004 GeoResources well and moved on to a project for another operator.

All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly WSDC’s revenue and expenses from the drilling of GeoResources’ wells are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.   Due to that, revenue was zero in the first quarter of both 2003 and 2004, since WSDC had no drilling operations for other companies in either year.  For that same reason, expenses in the first quarter of both 2003 and 2004 were also zero except for expenses in the first quarter 2004 mentioned above.  Typically, due to harsh winters in North Dakota, it is not unusual for first quarter drilling levels to be the lowest of each year.  The average cost per day in the table is not particularly meaningful as they were costs incurred in operating days that had no actual drilling operations.  Due to the costs discussed above the gross margin (deficit) for drilling operations in our statements was $(48,000) for first quarter 2004 compared to zero for the same period in 2003.

Consolidated Analysis

Total operating revenue increased $17,000 or 1% due to increased energy prices and leonardite sales.  Total operating expenses increased $82,000 or 9%.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.  Depreciation, depletion and amortization decreased due to lower depletion of oil and gas properties.  Operating income before cumulative effect of change in accounting principle decreased to $103,000 compared to income of $169,000 for the same period in 2003.  Correspondingly, net income decreased 48% from a net income of $162,000 or $.04 for the first quarter of 2003 to $84,000 or $.02 for the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2004, we had a working capital deficit of $206,000 compared to a working capital deficit of $173,000 at December 31, 2003.  Our current ratio was .88 to 1 at March 31, 2004, compared to .91 to 1 at year-end 2003.

Net cash provided by operating activities was $576,000 for the quarter ended March 31, 2004, compared to $234,000 for the same period in 2003.  Cash was utilized to make payments of $338,000 for additions to property, plant and equipment and $87,000 for payment on long-term debt.

We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our new $3,000,000 line-of-credit, which has funds available for use at March 31, 2004, subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.)  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense has been vigorous, and the District Court is presently considering our Motion for Summary Judgment.

Except as discussed herein, we are not a party to, nor are any of our properties subject to, any pending material legal proceedings.  We know of no legal proceedings contemplated or threatened against us.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following are exhibits filed with this report.

10.1 Third Amendment of Credit Agreement dated March 22, 2004 by and between GeoResources, Inc. and Wells Fargo Bank National Association.

10.2

Fourth Amendment of Mortgage – Short Term Mortgage Redemption, Security Agreement, Assignment of Production and Financing Statement dated March 22, 2004 by and between GeoResources, Inc. as Mortgagor and Wells Fargo Bank National Association as lender.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

The other material contracts and exhibits of the Company are incorporated herein by reference from the exhibit list in the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.

May 14, 2004

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number

10.1 Third Amendment of Credit Agreement dated March 22, 2004 by and between GeoResources, Inc. and Wells Fargo Bank National Association.

10.2

Fourth Amendment of Mortgage – Short Term Mortgage Redemption, Security Agreement, Assignment of Production and Financing Statement dated March 22, 2004 by and between GeoResources, Inc. as Mortgagor and Wells Fargo Bank National Association as lender.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

The other material contracts and exhibits of the Company are incorporated herein by reference from the exhibit list in the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003.

EXHIBIT 31.1

Certification of Chief Executive Officer Under

Section 302 of the Sarbanes-Oxley Act of 2002

I, J.P. Vickers, Chief Executive Officer of GeoResources, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of GeoResources, Inc. (“registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Reserved;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

May 14, 2004

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Under

Section 302 of the Sarbanes-Oxley Act of 2002

I, J. P. Vickers, Chief Financial Officer of GeoResources, Inc. certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of GeoResources, Inc. (“registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Reserved;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

May 14, 2004

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March  31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

May 14, 2004

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

May 14, 2004