Form 10QSB
period 2004-06-30
GEORESOURCES INC
filed 2004-08-11
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

YES [X]          NO [   ] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2004
Common Stock, par value $.01 per share	3,723,977 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

-#-

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Consolidated Balance Sheets

3

(June 30, 2004, and December 31, 2003)

Consolidated Statements of Operations

4

(Three months ended June 30, 2004, and 2003

 and six months ended June 30, 2004, and 2003)

Consolidated Statements of Cash Flows

5

(Six months ended June 30, 2004, and 2003)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

11

--#--

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 359,082	$ 343,419
Trade receivables, net	1,027,008	1,084,678
Inventories	249,105	233,306
Prepaid expenses	47,228	35,335
Total current assets	1,682,423	1,696,738
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	25,187,571	24,711,298
Properties not subject to amortization	286,392	280,565
Drilling rig and equipment	1,315,013	1,176,940
Leonardite plant and equipment	3,249,879	3,267,634
Other	749,930	756,211
	30,788,785	30,192,648
Less accumulated depreciation, depletion
amortization and impairment	(20,655,326)	(20,310,113)
Net property, plant and equipment	10,133,459	9,882,535

OTHER ASSETS	18,750	5,000
TOTAL ASSETS	$ 11,834,632	$ 11,584,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,039,454	$ 985,766
Accrued expenses	305,109	404,485
Current maturities of long-term debt	520,920	479,457
Total current liabilities	1,865,483	1,869,708
LONG-TERM DEBT, less current maturities	1,465,104	1,599,479
ASSET RETIREMENT OBLIGATION	1,777,700	1,735,200
DEFERRED INCOME TAXES	435,000	406,000
Total liabilities	5,543,287	5,610,387
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,723,977
and 3,723,977 shares, respectively	37,240	37,240
Additional paid-in capital	295,932	295,932
Retained earnings	5,958,173	5,640,714
Total stockholders' equity	6,291,345	5,973,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,834,632	$ 11,584,273

See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
OPERATING REVENUES:
Oil and gas sales	$ 1,020,635	$ 833,396	$ 1,916,960	$ 1,753,970
Leonardite sales	295,296	201,668	550,532	416,001
Drilling revenue	318,081	--	318,081	--

	1,634,012	1,035,064	2,785,573	2,169,971

OPERATING COSTS AND EXPENSES:
Oil and gas production	403,256	391,410	863,740	836,522
Cost of leonardite sold	245,297	201,270	503,431	428,359
Drilling costs	316,898	--	365,053	--
Depreciation and depletion	206,110	175,760	362,968	335,949
Selling, general and administrative	200,366	162,560	325,354	296,432

	1,371,927	931,000	2,420,546	1,897,262

Operating income	262,085	104,064	365,027	272,709

OTHER INCOME (EXPENSE):
Interest expense	(20,231)	(22,461)	(38,626)	(44,591)
Interest income	9,852	7,530	10,158	7,707
Other income, net	4,950	4,950	9,900	10,350

	(5,429)	(9,981)	(18,568)	(26,534)

Income before income taxes	256,656	94,083	346,459	246,175

Income tax (expense) benefit	(23,000)	(27,000)	(29,000)	6,000

Income before cumulative effect of change in
accounting principle	233,656	67,083	317,459	252,175

Cumulative effect on prior years accounting change, net of tax	--	--	--	(23,000)

Net income	$ 233,656	$ 67,083	$ 317,459	$ 229,175

EARNINGS PER SHARE:

Income before cumulative effect of accounting change	$ .06	$ .02	$ .09	$ .07
Cumulative effect of accounting change	--	--	--	(.01)

Net income, basic and diluted	$ .06	$ .02	$ .09	$ .06

See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 317,459	$ 229,175
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	362,968	335,949
Cumulative effect of accounting change	--	23,000
Accretion of asset retirement obligation	41,500	38,000
Deferred income taxes	29,000	(6,000)
Other	1,250	3,750
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	57,670	234,883
Inventories	(15,799)	(19,785)
Prepaid expenses and other	(11,893)	(4,381)
Increase (decrease) in:
Accounts payable	(18,879)	(117,982)
Accrued expenses	(99,376)	(21,068)

Net cash provided by operating activities	663,900	695,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(540,325)	(488,561)

Net cash used in investing activities	(540,325)	(488,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(15,000)	--
Proceeds from long-term borrowings	125,000	--
Principal payments on long-term debt	(217,912)	(64,129)
Cost to purchase common stock	--	(57,134)

Net cash used in financing activities	(107,912)	(121,263)

NET INCREASE IN CASH AND EQUIVALENTS	15,663	85,717

CASH AND EQUIVALENTS, beginning of period	343,419	329,302

CASH AND EQUIVALENTS, end of period	$ 359,082	$ 415,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 38,626	$ 44,591
Income taxes	1,025	1,000
See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2004, and the results of operations and cash flows for the three months and six months ended June 30, 2004, and 2003.

The results of operations for the period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Presented below are our identifiable net assets as of the date indicated:

	June 30, 2004	December 31, 2003
Oil and gas	$ 8,787,889	$ 8,576,643
Leonardite	811,755	848,705
Drilling	1,456,624	1,362,538
General corporate activities	778,364	796,387
	$ 11,834,632	$ 11,584,273

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Oil and gas	$ 1,020,635	$ 833,396	$ 1,916,960	$ 1,753,970
Leonardite	295,296	201,668	550,532	416,001
Drilling	318,081	--	318,081	--
	$ 1,634,012	$ 1,035,064	$ 2,785,573	$ 2,169,971

Operating income (loss)
Oil and gas	$ 480,349	$ 296,703	$ 794,413	$ 642,785
Leonardite	18,504	(30,032)	(14,623)	(75,977)
Drilling	(34,728)	--	(83,685)	--
General corporate activities	(202,040)	(162,607)	(331,078)	(294,099)
	$ 262,085	$ 104,064	$ 365,027	$ 272,709

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

--#--

Results of Operations - Three Months and Six Months Ended June 30, 2004, compared to Three Months and Six Months Ended June 30, 2003

Information concerning our oil and gas operations for the three months and six months ended June 30, 2004, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period	Six Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period

Oil and gas production sold (BOE)	30,707	(10%)	59,997	(10%)

Average price per BOE	$ 33.24	36%	$ 31.95	21%

Oil and gas revenue	$ 1,020,635	22%	$ 1,916,960	9%

Production costs	$ 403,256	3%	$ 863,740	3%

Average production cost per BOE	$ 13.13	15%	$ 14.40	15%

Gross Margin	$ 617,379	40%	$ 1,053,220	15%

Oil and gas production sold during the second quarter of 2004 declined by 3,500 barrels of oil equivalent (BOE), or 10%, compared to the same quarter in 2003, and decreased by 6,500 BOE, or 10%, for the first half of 2004 compared to that period in 2003.  These declines were caused by several factors, normal production declines not being offset by additional drilling and adverse weather conditions affected both periods.  Also, service rig availability for even the most routine down-hole well maintenance operations was limited during the second quarter of 2004.  In addition 25% of the decline in the six-months period was due to declines in production related to non-operated properties where we have little control over production from those wells.  We suspect other operators are also experiencing difficulty maximizing production from existing wells when equipment and services are so tight.  We believe our service rig contactors have been evenhanded with scheduling equipment for our needs, but with utilization high, some delays may continue.  Work-over projects mixed in with routine down-hole well maintenance will continue in the second half of the year in light of recent oil prices, and we will make every effort to accelerate those operations as much as personnel and equipment availability will allow.  We do not believe our oil productivity has declined at the level of the first half of 2004, we just had too many wells down for relatively minor repairs, and making those repair will be a high priority in the remainder of the year.

Although sales volumes were lower, we received substantially higher average oil value per BOE that enabled oil and gas revenue to increase $187,000, or 22%, for the three months ended June 30, 2004, and  $163,000 higher, or 9%, for the six months ended June 30, 2004, compared to the same periods in 2003 in spite of the lower sales volumes.  These significantly improved revenues were entirely due to substantially elevated oil and gas prices.  Second quarter prices per BOE were $8.87, or 36%, higher, and first half 2004 BOE values were $5.59, or 21%, above those for the same periods in 2003.

Second quarter 2004 oil and gas production costs increased modestly from the prior year, rising $12,000, or 3%.  First half 2004 costs were higher by $27,000, which was also 3%.  Most of the increase in production costs was due to higher severance tax expenses that follow the production revenue.  Actual production costs were budgeted to be higher in the second quarter, but the lack of service rig availability and other equipment and services limited the amount of well maintenance that could be performed, as discussed in the production analysis.  Production costs on a per-equivalent-barrel basis for the second quarter of 2004 rose $1.69, or 15%, and increased $1.82, or 15%, for the first half of 2004 compared to the same period in 2003 due to the essentially stable production costs and the 10% lower sales volumes.

As a result of revenues and expenses, gross margin from oil and gas operations for the second quarter of 2004 was about $175,000 higher or 40% more than the same period in 2003.  Gross margin for the six months was $136,000 higher or 15% more than that period in 2003.  Gross margin expressed as a percent of revenue was 60% and 55% for the three- and six-month periods ended June 30, 2004, compared to 53% and 52% for the same periods in 2003 respectively.

Information concerning our leonardite operations for the three months and six months ended June 30, 2004, is set forth in the table below:

Leonardite Operations

	Three Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period	Six Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period

Leonardite production sold (tons)	2,437	42%	4,477	32%

Average revenue per ton	$ 121.17	3%	$ 122.97	1%

Leonardite revenue	$ 295,296	46%	$ 550,532	32%

Cost of leonardite sold	$ 245,297	22%	$ 503,431	18%

Average production cost per ton	$ 100.66	(14%)	$ 112.45	(11%)

Gross Margin	$ 49,999	N/A	$ 47,101	N/A

Leonardite production sold increased 722 tons, or 42%, and 1074 tons, or 32%, respectively, for the three- and six-month periods ended June 30, 2004, compared to the equivalent periods in 2003.  The increase was due to our customer base being busier than in the previous year because of the increased drilling of deeper gas wells on land in the Texas and Oklahoma areas.  Our markets are shifting from offshore Louisiana Gulf Coast to South Texas onshore.

Leonardite revenue increased $94,000, or 46%, and $135,000, or 32%, respectively, for the three- and six-month periods ended June 30, 2004, compared to the prior periods due to higher production sold.  Revenue per ton for the three- and six-month periods ended June 30, 2004, increased $3.61 and $.72 compared to the same periods in 2003.

Cost of leonardite sold increased $44,000, or 22%, and $75,000, or 18%, for the three- and six-month periods, respectively, compared to the same periods in 2003.  The increase in costs was caused by the increased sales.  Average per ton production costs for the three- and six-month periods ended June 30, 2004, decreased $16.67, or 14%, and $13.43, or 11%, compared to the same periods in 2003 due mainly to increased production which spread fixed costs over a larger volume.

As a result of revenue and expenses, gross margin from leonardite operations for the second quarter of 2004 was about $49,600 higher than the same period in 2003.  Gross margin for the six months was $59,000 higher than the $12,300 deficit it had been in the six months of 2003.  Gross margin expressed as a percent of revenue was 17% and 9% for the three- and six-month periods ended June 30, 2004, compared to essentially deficits for the same periods in 2003.

--#--

Information concerning our drilling operations for the three months and six months ended June 30, 2004, is set forth in the table below:

Drilling Operations

	Three Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period	Six Months Ended June 30, 2004	% Increase (Decrease) from 2003 Period

Operating days	41.0	N/A	44.2	N/A

Drilling revenue	$ 318,081	N/A	$ 318,081	N/A

Average revenue per day	$ 7,758	N/A	$ 7,196	N/A

Drilling Costs	$ 316,898	N/A	$ 365,053	N/A

Average cost per day	$ 7,729	N/A	$ 8,259	N/A

Gross Margin	$ 1,183	N/A	$ (46,972)	N/A

During the first half of 2004, Western Star Drilling Company’s (“WSDC”) operations consisted of drilling one well for GeoResources, one for another operator and, initiating another well for a second operator.  This compares to two wells drilled for GeoResources in the first half of 2003.  All amounts in the drilling operation table above are presented in conformance with our financial statements.  Accordingly, WSDC’s revenue and expenses from the drilling of GeoResources’ wells are eliminated in consolidation of the financial statements, and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources during 2004 and the 2003 amounts are all zero when those WSDC operations were entirely on GeoResources’ wells.  Gross margin from second quarter drilling operations was about $1,000 leaving a deficit in the six months of $47,000.

Consolidated Analysis

Total operating revenues increased $599,000, or 58%, and $616,000, or 28%, for the three- and six-month periods ended June 30, 2004, compared to the same periods in 2003 due to increased energy prices, leonardite sales and drilling operations.  Total operating expenses increased $441,000, or 47%, and $523,000, or 28%, for the same periods.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.  Depreciation, depletion and amortization for the three and six months ended June 30, 2004, increased compared to the prior year periods primarily because of rig depreciation.  Selling, general and administrative increased primarily due to routine building repairs.

Operating income increased to $262,000 and $365,000, respectively, for the three- and six-month periods ended June 30, 2004, compared to $104,000 and $273,000 for the same periods in 2003.  Income taxes were a $6,000 benefit for the first half 2003 due to a reduction of future state income tax rates that was enacted by the North Dakota legislature.  After provisions for non-operating expenses and income taxes, consolidated net income was $234,000 or $.06 per share and $317,000 or $.09 per share for the three- and six-month periods ended June 30, 2004, compared to a net income of $67,000 or $.02 per share and $229,000 or $.06 per share for the same periods in 2003.

Liquidity and Capital Resources

At June 30, 2004, we had a working capital deficit of $183,000 compared to a working capital deficit of $173,000 at December 31, 2003.  Our current ratio was .90 to 1 at June 30, 2004, compared to .91 to 1 at December 31, 2003.

Net cash provided by operating activities was $664,000 for the six months ended June 30, 2004, compared to $696,000 for the same period in 2003.  Cash was utilized to make payments of $540,000 for additions to property, plant and equipment and $218,000 for payments on long-term debt.  During the second quarter of 2004, we borrowed $125,000 to help finance our operations.

We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our new $3,000,000 line-of-credit, which has funds available for use at June 30, 2004, subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

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

Item 4. Submissions of Matters to a Vote of Securities Holders.

The Company’s annual meeting of stockholders was held Tuesday, June 8, 2004.  The items submitted to stockholders for vote were as follows:

1)

The election of six nominees to serve on the Company’s board of directors during 2004 and until the Company’s next annual meeting.

The vote tabulation with respect to each nominee was as follows:

Shares

Shares

Voted For

Withheld

Duane Ashley

3,226,371

27,650

H. Dennis Hoffelt

3,228,219

27,650

Paul A. Krile

3,227,511

27,650

Cathy Kruse

3,215,829

27,650

Jeffrey P. Vickers

3,228,219

27,650

Nick Voller

3,225,921

27,650

Chuck McCauley

972,600

--

There were no solicitations in opposition to the nominees.

2)

Proposal Number Two  - approval to amend our Articles of Incorporation to remove cumulative voting in the election of directors did not pass due to lack of an affirmative vote of at least two-thirds of our issued and outstanding shares of common stock.

For

1,971,076

Against

262,763

Abstain

29,279

3)

Proposal Number Three - approval to adopt the GeoResources, Inc. 2004 Employee’s Stock Incentive Plan was approved.

For

1,972,761

Against

255,944

Abstain

34,413

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

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

The other exhibits of the Company are incorporated herein by reference from the exhibit list in the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003.

(b) Reports on Form 8-K.

On April 5, 2004, the Registrant filed its 2003 earnings press release under Item 12 of Form 8-K.

On May 20, 2004, the Registrant filed its earnings press release for the first quarter of 2004 under Item 12 of Form 8-K.

--#--

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.

August 11, 2004

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

Chief Financial Officer

--#--

EXHIBIT INDEX

Exhibit
Number

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

The other exhibits of the Company are incorporated herein by reference from the exhibit list in the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2003.

--#--

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

August 11, 2004

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Executive Officer

--#--

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

August 11, 2004

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

--#--

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

August 11, 2004

--#--

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

August 11, 2004

--#--