Form 10QSB
period 2004-09-30
GEORESOURCES INC
filed 2004-11-12
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

YES [X]          NO [   ] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2004
Common Stock, par value $.01 per share	3,723,977 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

-#-

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(September 30, 2004, and December 31, 2003)

Consolidated Statements of Operations

4

(Three months ended September 30, 2004, and 2003

 and nine months ended September 30, 2004, and 2003)

Consolidated Statements of Cash Flows

5

(Nine months ended September 30, 2004, and 2003)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

12

--#--

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 467,480	$ 343,419
Trade receivables, net	1,005,232	1,084,678
Inventories	299,719	233,306
Prepaid expenses	33,943	35,335
Total current assets	1,806,374	1,696,738
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	25,413,647	24,711,298
Properties not subject to amortization	297,941	280,565
Drilling rig and equipment	1,385,946	1,176,940
Leonardite plant and equipment	3,265,293	3,267,634
Other	744,628	756,211
	31,107,455	30,192,648
Less accumulated depreciation, depletion
amortization and impairment	(20,863,726)	(20,310,113)
Net property, plant and equipment	10,243,729	9,882,535

OTHER ASSETS	17,500	5,000
TOTAL ASSETS	$ 12,067,603	$ 11,584,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 898,019	$ 985,766
Accrued expenses	319,885	404,485
Current maturities of long-term debt	520,009	479,457
Total current liabilities	1,737,913	1,869,708
LONG-TERM DEBT, less current maturities	1,335,417	1,599,479
ASSET RETIREMENT OBLIGATION	1,800,000	1,735,200
DEFERRED INCOME TAXES	484,000	406,000
Total liabilities	5,357,330	5,610,387
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,723,977
and 3,723,977 shares, respectively	37,240	37,240
Additional paid-in capital	295,932	295,932
Retained earnings	6,377,101	5,640,714
Total stockholders' equity	6,710,273	5,973,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,067,603	$ 11,584,273

See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
OPERATING REVENUES:
Oil and gas sales	$ 1,206,352	$ 878,889	$ 3,123,312	$ 2,632,859
Leonardite sales	297,537	181,840	848,069	597,841
Drilling revenue	302,778	206,787	620,859	206,787

	1,806,667	1,267,516	4,592,240	3,437,487

OPERATING COSTS AND EXPENSES:
Oil and gas production	500,224	426,967	1,363,964	1,263,489
Cost of leonardite sold	234,363	185,121	737,794	613,480
Drilling costs	250,380	118,702	615,433	118,702
Depreciation and depletion	208,400	219,164	571,368	555,113
Selling, general and administrative	128,637	109,531	453,991	405,963

	1,322,004	1,059,485	3,742,550	2,956,747

Operating income	484,663	208,031	849,690	480,740

OTHER INCOME (EXPENSE):
Interest expense	(21,991)	(21,837)	(60,617)	(66,428)
Other income, net	5,256	3,959	25,314	22,016

	(16,735)	(17,878)	(35,303)	(44,412)

Income before income taxes	467,928	190,153	814,387	436,328

Income tax expense	49,000	19,000	78,000	13,000

Income before cumulative effect of change in
accounting principle	418,928	171,153	736,387	423,328

Cumulative effect on prior years accounting change, net of tax	--	--	--	(23,000)

Net income	$ 418,928	$ 171,153	$ 736,387	$ 400,328

EARNINGS PER SHARE:

Income before cumulative effect of accounting change	$ .11	$ .05	$ .20	$ .12
Cumulative effect of accounting change	--	--	--	(.01)

Net income, basic and diluted	$ .11	$ .05	$ .20	$ .11

See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 736,387	$ 400,328
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	571,368	547,530
Cumulative effect of accounting change	--	23,000
Accretion of asset retirement obligation	62,800	56,100
Deferred income taxes	78,000	13,000
Other	2,500	5,625
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	79,446	159,301
Inventories	(66,413)	(48,057)
Income tax receivable	--	50,192
Prepaid expenses and other	1,392	(2,032)
Increase (decrease) in:
Accounts payable	3,279	39,128
Accrued expenses	(84,600)	(1,922)

Net cash provided by operating activities	1,384,159	1,242,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,021,588)	(972,903)

Net cash used in investing activities	(1,021,588)	(972,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue costs	(15,000)	--
Proceeds from long-term borrowings	125,000	--
Principal payments on long-term debt	(348,510)	(96,212)
Cost to purchase common stock	--	(88,888)

Net cash used in financing activities	(238,510)	(185,100)

NET INCREASE IN CASH AND EQUIVALENTS	124,061	84,190

CASH AND EQUIVALENTS, beginning of period	343,419	329,302

CASH AND EQUIVALENTS, end of period	$ 467,480	$ 413,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 60,617	$ 66,428
Income taxes	1,104	(49,119)
See Notes to Consolidated Financial Statements.

--#--

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2004, and the results of operations and cash flows for the three months and nine months ended September 30, 2004, and 2003.

The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Presented below are our identifiable net assets as of the date indicated:

	September 30, 2004	December 31, 2003
Oil and gas	$ 8,975,002	$ 8,576,643
Leonardite	769,594	848,705
Drilling	1,460,874	1,362,538
General corporate activities	862,133	796,387
	$ 12,067,603	$ 11,584,273

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Oil and gas	$ 1,206,352	$ 878,889	$ 3,123,312	$ 2,632,859
Leonardite	297,537	181,840	848,069	597,841
Drilling	302,778	206,787	620,859	206,787
	$ 1,806,667	$ 1,267,516	$ 4,592,240	$ 3,437,487

Operating income (loss)
Oil and gas	$ 564,158	$ 315,154	$ 1,358,571	$ 957,939
Leonardite	29,934	(33,448)	15,311	(109,425)
Drilling	19,274	48,347	(64,411)	48,347
General corporate activities	(128,703)	(122,022)	(459,781)	(416,121)
	$ 484,663	$ 208,031	$ 849,690	$ 480,740

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

--#--

Results of Operations - Three Months and Nine Months Ended September 30, 2004, compared to Three Months and Nine Months Ended September 30, 2003

Information concerning our oil and gas operations for the three months and nine months ended September 30, 2004, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period	Nine Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period

Oil and gas production sold (BOE)	31,029	(9%)	91,026	(9%)

Average price per BOE	$ 38.88	50%	$ 34.31	31%

Oil and gas revenue	$ 1,206,352	37%	$ 3,123,312	19%

Production costs	$ 500,224	17%	$ 1,363,964	8%

Average production cost per BOE	$ 16.12	28%	$ 14.98	19%

Gross Margin	$ 706,128	56%	$ 1,759,348	28%

Oil and gas production sold, expressed in barrels of oil equivalent (BOE), declined 2,947 BOE, or 9%, and 9,490 BOE, or 9%, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in the prior year.  These lower volumes were due to the natural decline of our wells, and because we did not add any substantial production through the third quarter of 2004.  The drilling we did in the second quarter of 2004 (1 gross well, 1 net) was a Landa Field well that we considered necessary to drill prior to submitting our application for a unitization with the North Dakota Industrial Commission.  As expected, that well had marginal production pending future water injection.  The unitization application was heard on July 7, 2004 and approved effective October 1, 2004.  Implementation of a water-flood is in progress in what is now the Landa West Madison Unit (LWMU).

Waterflood implementation in the LWMU will consist of running high-pressure water injection lines, installing pumps and numerous controls plus some new production flowlines to initiate water injection into two wells, and consolidating production facilities for seven remaining producing wells.  It is our goal to initiate water injection by year-end 2004.

In addition, we were a non-operating 10% participant in an 8,200-foot wildcat well (1 gross well, 0.1 net) in Mountrail County, ND that was in the process of drilling on September 30, 2004.  Subsequent to the end of the third quarter, casing was run in the well, and a completion is pending.  This well was drilled by our subsidiary, Western Star Drilling Company (WSDC), and it was the first time we elected to participate in a well being drilled by an industry group.  This flexibility to occasionally join other entities in their drilling projects is one of the advantages of having a drilling subsidiary.  Any such drilling participation arrangements are arms-length transactions with GeoResources paying its appropriate share of drilling costs and WSDC billing the project’s operator just as it would if we had not participated.

The average price per BOE for the third quarter 2004 increased to $38.88, a change of $13.01, or 50%, above the same period in 2003.  The 2004 nine-month period average price per BOE was $34.31, or $8.12 and 31% higher than the same period in 2003.  Oil and gas revenue for the three-month period ended September 30, 2004, increased $327,000, or 37%, to $1,206,000 due to the 50% higher oil prices, even though production was 9% lower.  Oil and gas revenue for the 2004 nine-month period was also higher reaching $3,123,000 or $490,000 and 19% higher than the $2,633,000 for the same period last year.

With increases in revenue, oil and gas production costs also increased $73,000, or 17%, and $100,000, or 8%, for the three- and nine-month periods of 2004, respectively, when compared to the same periods in 2003.  The increase in both periods was primarily due to our use of higher cash flow to perform more repair, maintenance and workover operations on our existing wells.  In addition, higher state severance taxes, that are directly proportional to revenue, were $19,000 and $30,000 of the increase in production costs for the three- and nine-months periods, respectively.  These higher production costs, including state severance taxes, resulted in costs expressed on a per-equivalent-barrel basis increasing $3.55 per barrel, or 28%, for the three-month period and $2.41 per barrel, or 19%, for the nine-month period of 2004 when compared to the same periods in 2003.  In regard to North Dakota state severance taxes on oil production, the North Dakota Legislative Assembly in 2001 granted numerous severance tax reduction incentives that are subject to revocation upon an inflation adjusted high NYMEX based oil price “trigger”.  The average oil price through the end of September 2004 will trigger some of our oil properties being taxed at the higher pre-incentive tax rate.  However, we do not believe the higher tax rates will have a significant effect on our overall severance taxes and the rates will be reduced again if prices fall below the inflation adjusted oil price level.  For the nine months of 2004, our composite tax rate for all our production was 6% and, even with the higher tax rates, we estimate overall severance tax rates will not exceed 8%.

Gross margin from oil and gas operations for the third quarter of 2004 increased $254,000, or 56%, more than the same period in 2003.  Gross margin for the nine months was $390,000, or 28%, higher than the same period in 2003.  Gross margin expressed as a percent of revenue was 59% and 56% for the three- and nine-months periods respectively.

Information concerning our leonardite operations for the three months and nine months ended September 30, 2004, is set forth in the table below:

Leonardite Operations

	Three Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period	Nine Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period

Leonardite production sold (tons)	2,215	51%	6,692	37%

Average revenue per ton	$ 134.33	8%	$ 126.73	3%

Leonardite revenue	$ 297,537	64%	$ 848,069	42%

Cost of leonardite sold	$ 234,363	27%	$ 737,794	20%

Average production cost per ton	$ 105.81	(16%)	$ 110.25	(12%)

Gross Margin	$ 63,174	N/A	$ 110,275	N/A

Leonardite production sold increased 747 tons, or 51%, and 1,821 tons, or 37%, respectively, for the three- and nine-month periods ended September 30, 2004, compared to the equivalent periods in 2003.  For the three months, sales increased due to growth in Texas onshore drilling.  We have also been able to expand both our drilling mud and agricultural customer base.

Leonardite revenue increased $116,000, or 64%, for the three-month period ended September 30, 2004, and $250,000, or 42%, for the comparable nine-month period in 2003.  Average revenue per ton for the three and nine months ended September 30, 2004, increased $10.46, or 8%, and $4.00, or 3%, respectively.  The revenue increase resulted from higher sales of our products due to the factors mentioned above and sales of more of our higher priced specialty products such as Lenalk.  Operators tend to use more expensive mud systems when oil prices are high.  Moderately higher specialty product sales were primarily responsible for the increases in average revenue per ton.

Cost of leonardite sold was 27% higher for the three-month period ended September 30, 2004 and 20% higher for the nine-month period compared to the same periods in 2003 due to the higher production volume.  However, average per ton production costs decreased 16% and 12%, respectively, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003.  Average production cost per ton decreased due to the increased volume of material processed by the plant, which spread our fixed costs over substantially more tons sold than in the prior periods.

As discussed in our Annual Report on Form 10-KSB for the Year Ended December 31, 2003, our leonardite mining operation has a 240-acre Logical Mining Unit (LMU) that contains 160 acres of Bureau of Land Management (BLM) leasehold.  During 2004, we have been in the process of a Surface Mine Permit Revision that is required by the North Dakota Public Service Commission before mining operations can begin on our leased BLM lands.  This permit revision process may have uncertainties and factors that could be beyond our control such as the timing of public notices and requirements imposed by regulatory agencies.  If our leonardite demand were to increase to higher levels, it could unexpectedly shorten the amount of time we have to gain such permits.  Also, the BLM can impose additional permitting requirements of their own.  We believe we are on schedule to acquire all the required regulatory revisions to our mine permit by the time the new mine area would be needed as long as our leonardite demand does not increase significantly, and permitting through state and federal agencies does not take extraordinary amounts of time.

As a result of revenue and expenses, gross margin from leonardite operations for the third quarter of 2004 was about $66,000 higher than the $3,000 deficit for the same period in 2003.  Gross margin for the nine months was $126,000 higher than the $16,000 deficit for the nine months of 2003.  Gross margin expressed as a percent of revenue was 21% and 13% for the three- and nine-month periods ended September 30, 2004, compared to small deficits for the same periods in 2003.

Information concerning our drilling operations for the three months and nine months ended September 30, 2004, is set forth in the table below:

Drilling Operations

	Three Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period	Nine Months Ended September 30, 2004	% Increase (Decrease) from 2003 Period

Operating days	32.7	12%	76.9	163%

Drilling revenue	$ 302,778	46%	$ 620,859	200%

Average revenue per day	$ 9,259	31%	$ 8,074	14%

Drilling Costs	$ 250,380	111%	$ 615,433	418%

Average cost per day	$ 7,657	88%	$ 8,003	97%

Gross Margin	$ 52,398	(41%)	$ 5,426	(94%)

During the first nine months of 2004, Western Star Drilling Company’s (WSDC) operations consisted of drilling one well for GeoResources and three for other operators; however, GeoResources participated with a 10% interest in one of the other operator’s wells.  This compares to three wells drilled for GeoResources and two for other operators in the same period of 2003.  All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly, WSDC’s revenue and expenses from the drilling of the portion of wells owned by GeoResources are eliminated in consolidation of the financial statements, and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.

Drilling days for projects other than GeoResources increased 3.5 days, or 12%, and 47.7 days, or 163%, for the 2004 three- and nine-months periods, respectively, due to higher demand for the drilling rig.  In the third quarter, GeoResources participated with an industry group for the first time, to drill a well that used WSDC’s Rig E-25.

Drilling revenue was $96,000 and $414,000 higher for the three- and nine-months periods, respectively, and by the percentages shown in the table above.  Average revenue per day was $2,200 and $1,000 more in the same two periods and by the percentages shown.  The revenue and revenue per day increases were due to the higher rig utilization coupled with WSDC’s ability to charge more for upgraded and additional rig equipment.

Drilling costs were also higher by $132,000 and $497,000 for the three- and nine months periods respectively and by their percentages shown in the table.  Average costs per day increased $3,600 and $3,900 in the same two periods.  The drilling costs increases were primarily due to higher rig utilization and expenses of upgrading, maintaining or in some cases renting additional equipment.

As a result of revenue and expenses, gross margin from drilling operations for the third quarter of 2004 was about $36,000 lower or 41% less than the same period in 2003.  Gross margin for the nine months was $83,000 lower or 94% less than the same period in 2003.  Gross margin expressed as a percent of revenue was 17% and 1% for the three- and nine-month periods ended September 30, 2004, compared to 43% and 43% for the same periods in 2003.  Both of the lower gross margins for the 2004 periods were caused by atypical costs incurred in the 2004 first quarter when there was no offsetting revenue.  GeoResources’ current goal for its WSDC subsidiary is to maintain a positive gross margin while it adds and improves equipment and specialized drilling capabilities.  During the 2004 nine-months period, two of the three outside drilling customers were repeat customers that had used Rig E-25 for previous wells.

Consolidated Analysis

Total operating revenues increased $539,000, or 43%, and $1,155,000, or 34%, respectively, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003 due to increased energy prices, leonardite sales and drilling operations.  Total operating expenses increased $263,000, or 25%, and $786,000, or 27%, for the same periods.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.   Depreciation, depletion and amortization stayed relatively unchanged.  Selling, general and administrative (SG&A) increased $19,000, or 17%, and $48,000, or 12% respectively, for the three- and nine-month periods ended September 30, 2004, compared to the same periods in 2003.  Selling, general and administrative increased due to small increases in numerous SG&A costs such as stockholder expense and a $19,000 non-routine parking lot repair.

Operating income increased to $485,000 and $850,000, respectively, for the three- and nine-month periods ended September 30, 2004, compared to income of $208,000 and $481,000 for the same periods in 2003.  After provisions for non-operating expenses and deferred income taxes, consolidated net income was $419,000, or $0.11, per share and $736,000, or $0.20, per share for the three- and nine-month periods ended September 30, 2004, compared to a net income of $171,000, or $0.05, per share and $400,000, or $0.11, per share for the same periods in 2003.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $68,000 compared to a working capital deficit of $173,000 at December 31, 2003.  Our current ratio was 1.04 to 1 at September 30, 2004, compared to .91 to 1 at December 31, 2003.

Net cash provided by operating activities was $1,384,000 for the nine months ended September 30, 2004, compared to $1,242,000 for the same period in 2003.  Cash was utilized in 2004 to make payments of $1,022,000 for additions to property, plant and equipment and $349,000 for payments on long-term debt.  During the second quarter, we borrowed $125,000 to help finance our operations.

We believe our cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, which has funds available for use at September 30, 2004, subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.)  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense has been vigorous, and on September 1, 2004, the District Court considered our Motion for Summary Judgment and ruled in our favor.  On September 14, 2004, the bankruptcy trustee filed a Notice of Appeal.

Except as discussed herein, we are not a party to, nor are any of our properties subject to, any pending material legal proceedings.  We know of no legal proceedings contemplated or threatened against us.

Item 6. Exhibits.

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

November 12, 2004

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

November 12, 2004

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

November 12, 2004

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

--#--

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

November 12, 2004

--#--

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

November 12, 2004

--#--