Form 10KSB
period 2004-12-31
GEORESOURCES INC
filed 2005-03-30
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

___________________________

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

___________________________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

___________________________

Issuer’s revenues for its most recent fiscal year. $6,820,125

___________________________

The aggregate market value of the voting and non-voting common equity computed by reference to the average bid and ask price of such common equity held by nonaffiliates as of March 15, 2005, was approximately $28,558,243.

______________________________________________________

Shares of  $0.01 par value Common Stock outstanding at March 15, 2005:  3,723,977

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

As of December 31, 2004, we had developed oil and gas leases covering approximately 15,984 net acres in Montana and North Dakota, and during 2004 sold an average 338 net equivalent barrels of oil per day from 142 gross (114 net) productive wells located primarily in North Dakota.

We sell our crude oil and natural gas to purchasers with facilities located near our wells.

Oil and Gas Drilling

Our subsidiary, Western Star Drilling Company (“WSDC”), owns and operates a drilling rig, which is capable of drilling to 8,000 feet, for our own use and for contract drilling operations.  The rig consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment.  From time to time, the rig will be used to drill our prospects; however, WSDC will also contract with other entities to drill their wells.  We believe that the ownership of WSDC will accelerate the development of our leasehold acreage while providing an additional revenue stream through contract drilling.

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

In 2004, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico.  Demand for our plant’s output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore.  Drilling activity has increased during the past year.  We have no significant leonardite supply contracts with individual customers.

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

We also own land under seven patented mining claims in Arizona, as well as a minor amount of geothermal and other mineral rights in Oregon.  We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2005; however, under a lease agreement the Arizona property is being mined for commercial rock production.  (See Item 2.)

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

On March 17, 2005, we submitted an application for a new mining permit to develop 160 acres of the Logical Mining Unit (LMU) created in 1994.  Approval of this permit should provide another 10 to 15 years of production at current rates with mining operations anticipated to begin in late summer of 2005.  This permit will be the first that involves both the State of North Dakota and the BLM.  Satisfying the regulatory requirements of both agencies could involve unanticipated delays in receiving the permit.  Any substantial delays could lead to a reduction in Leonardite operations in the second half of 2005.

Major Customers

In 2004, we sold our crude oil to 14 purchasers.  Plains Marketing Canada, L.P. and Flint Hills Resources were the major purchasers, accounting for approximately 48% and 39%, respectively, of our oil and gas revenue in 2004 or approximately 31% and 26%, respectively, of our total operating revenue.  We believe there are other crude oil purchasers to whom we would be able to sell our oil if any of our current purchasers discontinued purchasing from us.

In 2004, we sold leonardite products to 40 customers.  The largest customer in 2004 for leonardite products made purchases totaling 32% of our mining and manufacturing revenue or approximately 6% of our total operating revenue.

In 2004, WSDC had three customers.  The largest customer accounted for approximately 68% of our drilling revenue or approximately 11% of our total operating revenue.

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

Leonardite Products  Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found.  Our leonardite products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud.  In addition, leonardite deposits are available in other areas within the United States, and competitors may be able to enter the leonardite business with relative ease.  At the present time, similar products are marketed by other companies who mine, process and market leonardite products.  Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite deposits.  In addition, higher fuel prices can significantly affect our leonardite operations because our processing which requires heat is located in a colder climate.

Contract Drilling  The contract drilling business is highly competitive.  Contract drilling competition involves price, rig availability and capability, rig condition, reputation, customer relations and other factors.  However, we believe there is a current shortage of drilling rigs available in shallow drilling areas of the Williston Basin.

Contract drilling and oil and natural gas activities are subject to a number of risks and hazards.  These could cause serious injury or death to persons, suspension of drilling operations, serious damage to equipment or property of others, and damage to producing formations in surrounding areas.  Our operations could also cause environmental damage, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires.  In addition, we could become subject to liability for reservoir damages.  The occurrence of a significant event, including pollution or environmental damage, could materially affect our operating results and financial condition.  We believe we are adequately insured or indemnified against normal and foreseeable risks in our drilling operations in accordance with industry standards.  However, such insurance or indemnification may not be adequate to protect us against liability from all consequences of well disasters, extensive fire damage or damage to the environment.  Likewise, we cannot assure that we will be able to maintain adequate insurance in the future at reasonable rates or that any particular types of coverage will be available.

Environmental Regulations

All of our operations are generally subject to numerous stringent federal, state and local environmental regulations under various acts including the Comprehensive Environmental Response, Compensation and Liability Act; the Federal Water Pollution Control Act; and the Resources Conservation and Recovery Act.

For example, our oil and gas business segment is affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and wastes not directly related to oil and gas production.  Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment and a number of others.  It is not possible to estimate future environmental compliance costs due in part to the uncertainty of continually changing environmental initiatives.  While future environmental costs can be expected to be significant to the entire oil and gas industry, we do not believe our costs would be any more of a relative financial burden than those of our peers and that environmental compliance costs will be recovered in the marketplace.  During 2004 and 2003, environmental compliance costs identified to an actual account were $21,471 and $6,795, respectively.  However, that is materially less than the real costs, because compliance costs are complex and difficult to differentiate in a system of invoicing.

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

Foreign Operations and Export Sales

We have no production facilities or operations in foreign countries but may export to Mexico, Italy and Spain.  Some of our leonardite products are sold to distributors in the United States who in turn export these products.

Employees

At March 15, 2005, we employed 11 persons on a full-time basis, including our officers.  None of our employees are represented by unions.  We consider our relationships with our employees to be excellent.

Risk Factors

Our operations are subject to a variety of risks, including the following:

We must successfully acquire or develop additional reserves of oil and gas.

Our future production of oil and gas is highly dependent upon our level of success in acquiring or finding additional reserves. The rate of production from our oil and gas properties generally decreases as reserves are depleted, as has occurred over the past few years.  We compete with a number of exploration and production companies that possess greater financial resources than are available to us.  We may not be able to economically compete for oil and gas properties due to a lack of capital and inability to obtain adequate financing which may be required to fund prospect generation, drilling operations and property acquisitions. To the extent financing is obtained, it may not be on terms beneficial to our stockholders.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil and natural gas production is the primary factor in determining our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and natural gas have been volatile.  These markets will likely continue to be volatile in the future.  The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically.  Lower prices will also negatively impact the value of our proved reserves.  A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  Approximately 41% of our 2004 oil and gas production came from two fields.  Any substantial decline in production from any one field would result in lower revenue to us.

We face significant competition.

We operate in a highly competitive environment. We compete with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and labor required to develop and operate such properties, and in the marketing of oil and gas to end-users. Many of our competitors have financial and other resources which are substantially greater than ours. In addition, many of our larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production, such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations.  We also compete in attracting and retaining technical personnel, including geologists, geophysicists and other specialists.

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

Generally. Our estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, operating and development costs and other factors. There are numerous uncertainties and uncontrollable factors inherent in:

-	estimating quantities of oil and gas reserves;
-	projecting future rates of production; and
-	timing of development expenditures.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including:

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

We are not insured against all risks.  Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition and results of operations.  Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

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

The oil and gas and mining industries are extensively regulated by federal, state and local authorities.  Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of our oil, gas and leonardite production. Substantial penalties may be assessed for noncompliance with various applicable statutes and regulations, and the overall regulatory burden to us increases our cost of doing business and, in turn, decreases our profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

We are dependent upon the services of our Chief Executive Officer.

We are highly dependent on the services of our Chief Executive Officer, Jeffrey P. Vickers.  We do not have an employment agreement with Mr. Vickers, nor do we carry any key man life insurance on Mr. Vickers. The loss of his services would likely negatively impact our operations.

ITEM 2.

PROPERTIES

Our properties consist of five main categories:  Office, oil and gas exploration and production, oil and gas drilling rig, leonardite plant and mine, and our Reymert property.  Certain of these properties are mortgaged to our bank.  See Note F to the Consolidated Financial Statements included herein under Item 7 for further information.

Office

We own an 18,000 square foot office building, which is located on a one-acre lot in Williston, North Dakota.  We use about 9,000 square feet of the building and rent the remainder to unaffiliated businesses.  In 2004, we purchased a commercial lot behind our building that is approximately one-acre.

Oil and Gas Exploration and Production

We own developed oil and gas leases totaling 22,181 gross (15,984 net) acres as of December 31, 2004, plus associated production equipment.  We also own a number of undeveloped oil and gas leases.  The acreage and other additional information concerning our oil and gas operations are presented in the following tables.

Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows  All of our oil and gas reserves are located in the United States.  Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note N to the Consolidated Financial Statements.  The estimates are based upon the report of Broschat Engineering and Management Services, an independent petroleum-engineering firm in Williston, North Dakota.  We have no long-term supply or similar agreements with foreign governments or authorities, and we do not own an interest in any reserves accounted for by the equity method.

Net Oil and Gas Production, Average Price and Average Production Cost  The net quantities of oil and gas produced and sold by us for each of the last three fiscal years, the average sales price per unit sold and the average production cost per unit are presented below.

Oil & Gas

				AVERAGE	AVERAGE
	NET	NET	NET	OIL	GAS	AVERAGE
	OIL	GAS	OIL & GAS	SALES	SALES	PROD.
	PROD.	PROD.	PROD.	PRICE	PRICE	COST PER
YEAR	(BBLS)	(MCF)	(BOE)*	PER BBL	PER MCF	BOE**

2004	122,939	5,351	123,831	$ 36.05	$ 3.79	$ 15.53
2003	135,865	8,234	137,237	$ 26.42	$ 3.06	$ 13.02
2002	140,468	10,374	142,197	$ 21.10	$ 1.51	$ 11.39

*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).

**Average production cost includes lifting costs, remedial workover expenses and production taxes.

Gross and Net Productive Wells  As of December 31, 2004, our total gross and net productive wells were as follows:

Productive Wells*

OIL		GAS		TOTAL

GROSS WELLS	NET WELLS	GROSS WELLS	NET WELLS	GROSS WELLS	NET WELLS

117	89.09	25	25.00	142	114.09

*There are no wells with multiple completions.  A gross well is a well in which a working interest is owned.  The number of net wells represents the sum of fractional working interests we own in gross wells.  Productive wells are producing wells plus shut-in wells we deem capable of production.

Gross and Net Developed and Undeveloped Acres  As of December 31, 2004, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below.  The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

Leasehold Acreage*

	DEVELOPED		UNDEVELOPED		TOTAL

	GROSS	NET	GROSS	NET	GROSS	NET

Montana	9,320	7,666	31,733	32,479	41,053	40,145
North Dakota	12,861	8,318	30,645	13,998	43,506	22,316
Washington	0	0	2,109	1,640	2,109	1,640
ALL STATES	22,181	15,984	64,487	48,117	86,668	64,101

*Gross acres are those acres in which a working interest is owned.  The number of net acres represents the sum of fractional working interests we own in gross acres.

Exploratory Wells and Development Wells  Set forth below for the last three fiscal years ended December 31, 2004, is information concerning the number of wells we drilled during the years indicated.

	NET EXPLORATORY		NET DEVELOPMENT		TOTAL NET PRODUCTIVE
YEAR	WELLS DRILLED		WELLS DRILLED		OR DRY WELLS DRILLED

	PRODUCTIVE	DRY	PRODUCTIVE	DRY

2004	0.10	0.00	0.92	0.00	1.02
2003	0.00	1.00	1.99	0.00	2.99
2002	0.00	0.00	2.99	0.00	2.99

Present Activities  At March 15, 2005, we did not have any wells in the process of drilling, but we do have one approved drilling permit we expect to drill early in the second quarter.

Supply Contracts or Agreements  We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short-term contracts customary in division orders and off lease marketing arrangements within the industry.

Reserve Estimates Filed with Agencies  Information concerning the Company’s estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2004, 2003 and 2002 is included as unaudited information in Note N to the Consolidated Financial Statements under Item 7 of this report.  We did not provide any reserve information to any federal agencies in 2004 other than to the SEC.

Oil and Gas Drilling Rig  During 2001, we purchased and retro-fitted a drilling rig which is capable of drilling to 8,000 feet.  Three of its primary components are a Drilling Structures Inc. mast rated at a 350,000 pound hook load, an Emsco GB-250 drawworks and an Emsco D-375 mud pump.  It is our expectation that this rig will only be utilized to drill wells located in the United States portion of the Williston Basin for us and for other operators.

During 2004, the rig was utilized to drill one well for us and five wells for other operators.  A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.  The optimum utilization of the WSDC rig is the drilling of approximately 20 wells per year of the type and depth that are typical in the shallower portions of the Williston Basin.  More information of WSDC’s drilling operations is included in Management’s Discussion.

Leonardite Plant and Mine

The site of our leonardite plant covers about nine acres located one mile east of Williston in Williams County, North Dakota.  We own this site and an additional 20 acres of undeveloped property.  The plant has approximately 11,500 square feet of floor area consisting of warehousing and processing space.  Within the plant is equipment that is able to process and ship approximately 1,500 tons of leonardite products per month.  Our plant capacity is affected by several factors including operating with older equipment, maintaining better quality control for our products and meeting the EPA standards for our industry.  There are also several factors that affect our sales with the biggest factor probably being competition.  Plants that have been built which are more centrally located can ship their product less expensively than we can.  Finished product leonardite sales for the past three years are shown below.

	FINISHED	AVERAGE
	PRODUCTS	SALES PRICE
YEAR	(TONS)	PER TON

2004	10,093	$ 127.88
2003	6,558	$ 125.38
2002	6,511	$ 111.64

Our leonardite mining properties consist of a developed lease from private parties and one undeveloped lease from the United States Department of the Interior, Bureau of Land Management.  The leased land is located about one mile from our plant site in Williams County, North Dakota.  The private-party (fee) lease totals approximately 160 acres and requires a royalty payment per ton scaled to the Producer Price Index, which was approximately $0.75 for the past three years.  The federal lease from the Bureau of Land Management (BLM) covers 160 undeveloped acres and requires a minimum royalty of $3.00 per acre or production royalty of 12.5% of value extracted.  In 1994, we formed a 240-acre logical mining unit (LMU), in accordance with BLM regulations, consisting of 80 acres of the fee lease and 160 acres of the BLM lease.  This LMU allows current operations on the fee lease to satisfy diligent development and other requirements for 160 acres of the BLM lease.  On March 17, 2005, we submitted an application for a new mining permit to develop 160 acres of the (LMU).  Approval of this permit should provide another 10 to 15 years of production at current rates with mining operations anticipated to begin in late summer of 2005.  This permit involves both the State of North Dakota and the BLM.  Satisfying the regulatory requirements of both agencies could involve unanticipated delays in receiving the permit.  Any substantial delays could lead to a reduction in Leonardite operations in the second half of 2005.  We believe that the leonardite contained in the 240-acre LMU is sufficient to supply our plant’s raw material requirements for many years and that before these reserves were to be exhausted, we would be able to acquire other fee or federal coal leases in the same area.

Reymert Property

We own seven patented mining claims and 15 unpatented mining claims in the Tonto National Forest in Pinal County, Arizona.  These claims, known as the Reymert Property, produced silver sporadically since the 1880’s.  On May 1, 2002, we entered into a License Agreement-Lease Agreement with Gila Rock Products, L.L.C. (“GRP”), an Arizona Limited Liability Corporation. GRP is using this property for producing and marketing decorative rock, boulders, riprap, road-base material and similar commercial rock products.  We receive a 10% royalty of gross selling prices on all rock products produced and sold from the property or a minimum royalty of $250 per month.  Royalties received relating to the Reymert Property in 2004 were about $16,000.  We have no plans to devote significant financial resources to this property in 2005.

ITEM 3.

LEGAL PROCEEDINGS

We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.).  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense has been vigorous, and on September 1, 2004, the District Court considered our Motion for Summary Judgment and ruled in our favor.  On September 14, 2004, the bankruptcy trustee filed a Notice of Appeal.  See Note J to the Consolidated Financial Statements included herein under Item 7 for further information.

Except as discussed herein, we are not a party, nor are any of our properties subject, to any pending material legal proceedings.  We know of no legal proceedings contemplated or threatened against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

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

		TRADE PRICE

CALENDAR		HIGHEST	LOWEST

2004	4th Quarter	$6.22	$2.10
	3rd Quarter	$2.55	$1.56
	2nd Quarter	$2.94	$1.76
	1st Quarter	$2.50	$1.61
2003	4th Quarter	$2.61	$1.25
	3rd Quarter	$1.50	$1.25
	2nd Quarter	$1.49	$ .89
	1st Quarter	$1.83	$ .95

As of March 15, 2005, there were approximately 875 holders of record of our Common Stock.  We believe that there are also approximately 1,350 additional beneficial owners of Common Stock held in “street name”.

We have never declared or paid a cash dividend on our Common Stock nor do we anticipate that dividends will be paid in the near future.  Further, certain of our financing agreements restrict the payment of cash dividends.  See Note F to the Consolidated Financial Statements for further information.

Equity Compensation Plan Information

The following sets forth information as of March 15, 2005 concerning our compensation plan under which shares of our common stock are authorized for issuance.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.  See also “Risk Factors” in Item 1 to this report for factors that could cause results to differ materially from forward-looking statements.

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

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  The statement requires abnormal amounts of freight, handling costs, idle facility expense and spoilage to be recognized as current period expenses.  This statement will be effective for the Company as of January 1, 2006.  The adoption of this statement is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement replaces SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees”.  It establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  The statement requires companies to expense the fair value of employee stock options and other equity-based compensation, eliminating the alternative to use APB No. 25’s intrinsic value method.  The statement will be effective for the Company as of January 1, 2006.  Management is evaluating the impact the adoption of SFAS No. 123R will have on the Company’s financial position and results of operations.  Future cash flows of the Company will not be impacted by the adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, and Amendment of APB No. 29”.  This statement amends and clarifies financial accounting for nonmonetary exchanges by requiring that most exchanges of productive assets be accounted for at fair value.  With certain exceptions, companies can no longer account for nonmonetary exchanges at book value with no gain or loss recognized.  This statement will be effective for the Company as of January 1, 2006, and may impact the Company’s consolidated financial position and results of operations in future periods if such nonmonetary exchanges occur.

RESULTS OF OPERATIONS

The following table sets forth the selected financial data during the last five years.

	2004	2003	2002	2001	2000
Operating Revenue	$ 6,820,125	$ 4,842,952	$ 3,987,686	$ 4,216,402	$ 5,325,378
Net Income	1,105,846	446,563	91,374	41,818	1,414,797
Net Income Per Share	.30	.12	.02	.01	.36
AT YEAR END:
Total Assets	12,720,171	11,584,273	9,048,200	8,201,719	7,450,286
Long-term Debt	1,205,729	1,599,479	1,910,228	1,035,228	375,000
Current Maturities	518,750	479,457	132,260	125,000	125,000
Working Capital (deficit)	85,081	(172,970)	310,516	(223,782)	423,897
Stockholders’ Equity	7,079,732	5,973,886	5,616,211	5,536,009	5,712,655

Comparison of 2004 to 2003 Revenue, Costs and Gross Margin For Oil and Gas Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Oil and gas production
sold (BOE)	123,831	(9.8%)	137,237	(3.5%)

Average price per BOE	$ 35.95	36.5%	$ 26.34	25.7%

Oil and gas revenue	$ 4,452,114	23.2%	$ 3,614,592	21.3%

Production costs	$ 1,922,479	7.6%	$ 1,786,379	10.3%

Average production cost per BOE	$ 15.53	19.3%	$ 13.02	14.3%

Gross margin	$ 2,529,635	38.4%	$ 1,828,213	34.3%

The relative changes in revenue, production costs and gross margin for oil and gas operations in years ended 2004 and 2003 are shown in the chart above.  The source of all of our oil and gas revenue is our sales of oil in 42-gallon barrels, abbreviated BBL, and gas in thousands of cubic feet at atmospheric conditions, abbreviated MCF.  We convert gas to its approximate “oil equivalent” by its relative energy content of six MCF to 1 BBL of oil to express total oil and gas sales in barrels of oil equivalent, abbreviated BOE.

Total 2004 oil and gas production sold expressed in BOE followed the trend of each of the quarters of 2004 lagging 9% to 10% behind 2003 sales volumes resulting in 9.8% or 13,400 barrels less than 2003.  While this was disappointing to us, there were several reasons for the lower volumes.  First, and foremost, was our desire to use administrative and technical resources to create the Landa West Madison Unit, (LWMU), a project that consumed much of our human resources from May 2004, through October 1, 2004, when the North Dakota Industrial Commission-Oil and Gas Division finally approved that Unit.  Creating that unit required the drilling of 1 well (0.92 net) that was our first 2004 well drilled. Creation of that Unit is now behind us, and almost all of the water-flood implementation facilities were completed through the winter months.  We had hoped water injection could have started by year-end 2004, but equipment and labor shortages combined with winter weather conditions delayed the initiation of water injection until the spring of 2005.  Our second drilling project for 2004 was a 10% working interest in an 8,000-foot exploratory well that was basically only seismically defined.  Since we perceived the LWMU a shallow, low risk project  (92% working interest), we desired to combine that with a smaller interest in a deeper and higher risk project that could have the potential to discover a new field.  Unfortunately that well did not result in any production for 2004, but technical analysis showed that it should be capable of production, possibly with horizontal technology.  Even before drilling the well, the prospect partners were committed to running 3D seismic on the 2,000-acre prospect area.  That seismic was completed in 2004, and from that a horizontal leg might be drilled in the existing well during 2005.  As a result of most of our efforts being directed to the LWMU and not realizing any new production from our exploratory prospect, production declined at the approximate decline of all our wells for 2004 compared to 2003.

Although the production we sold was about 10% less in 2004 compared to 2003, the average value of our sales was dramatically higher leading to a significant increase in our oil and gas revenue.  Revenue per BOE was higher in every quarter of 2004, from $2.13 higher in the first quarter to $13.78 higher in the fourth.   Oil and gas prices were the single most important aspect of our operating performance and financial results during 2004.  While the oil and gas business and accounting principles used are both highly complex, the price of the commodities we sell affects every facet of our operations.

Oil and gas production costs increased 8% in 2004, some of which directly relates to the higher oil and gas revenues, as production taxes are an “ad valorem” tax, a straight percentage of value produced at the wellhead.  In 2004, $53,000 of the $136,000 increase in production costs was due to taxes.  In addition, our expenses were generally higher in almost all categories due to the higher demand for oilfield goods and services.  Also, the higher per Bbl revenue allowed us to increase discretionary spending.  Those discretionary costs and taxes would be reduced if oil prices decrease.  Discretionary costs reductions have limitations however, as many oil and gas production costs are fixed costs, or fixed costs per Bbl.  Our three largest costs are contract labor, fuel and power, and oil treating chemicals.  The combination of lower production quantity and higher production costs resulted in 2004 average production cost per barrel increasing about 19% over 2003.  Production costs and costs per BOE are one of the few financial areas we can control to a certain degree.

The margin between average revenue per BOE and average cost per BOE was $20.42 in 2004 compared to $13.32 in 2003.  As a result, our gross margin for the oil and gas segment of our operations increased to $2.5 million in 2004 compared to $1.8 million for 2003.   This gross margin does not include any expenses for non-cash items such as depletion or any corporate costs such as selling, general and administrative.

Looking forward, we expect 2005 to be a year of high activity for us and the oil and gas industry.  We have one drilling permit remaining from an un-drilled well we had budgeted for 2004 and a new permit in progress, both of which are in Bottineau County, ND.   We believe many oil and gas operating companies intend to increase their exploration and production activities in 2005.  That will strain the availability of oil and gas related labor, equipment and services which may adversely affect our ability to reach our goals.

Comparison of 2004 to 2003 Revenue, Costs and Gross Margin For Drilling Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Operating days	133.1	136.8%	56.2	55.2%

Drilling revenue	$ 1,077,367	165.3%	$ 406,141	44.8%

Average revenue per day	$ 8,094	12%	$ 7,227	(6.7%)

Drilling Costs	$ 1,009,051	172.8%	$ 369,869	55.6%

Average costs per day	$ 7,581	15.2%	$ 6,581	--%

Gross margin	$ 68,316	88.3%	$ 36,272	(15.3%)

Our oil and gas drilling subsidiary, Western Star Drilling Company, (“WSDC”) commenced operations January 2, 2002, and its assets basically consist of one drilling rig labeled E-25 capable of drilling depths up to 8,000 feet.  All the amounts in the table above are presented in conformance with our financial statements and accordingly represent only drilling operations for other companies.  The operating days with GeoResources’ drilling included were 148 in 2004 compared to 85 in 2003.  During 2004, drilling operations consisted of one well for us, and five wells for other operators, for a total of six wells with footage of 40,270.  This compares to five drilled in 2003, of which three were drilled for us and two for other operators, with footage of 20,122.  The significant increase in 2004 footage was due to deeper depths of the 2004 drilling.

The increased level of rig utilization for 2004 met our expectations, and we believe the demand for drilling services should be higher in 2005.  Operating days and revenue from companies other than GeoResources more than doubled in 2004 as demand for drilling services increased.  Drilling costs also increased substantially in fairly close proportion to revenue.  Part of the drilling cost increases were due to rig repairs and discretionary upgrading as we continue making rig improvements using drilling cash flow.   Revenue and costs per day were also both higher.  The costs per day were higher due to the factors mentioned above, and the per day revenue increased due to WSDC’s ability to charge more for its improved equipment.  Average revenue per day is less than the contract day-work rate, because operating days includes days for “move in, rig up” and “tear out, rig down” days.  These days are billed at substantially lower rates than drilling days.  Also, drilling contracts can be structured in several different ways including day-work, turnkey and footage.

As a result of revenue and costs, drilling gross margin in 2004 was almost twice as high compared to 2003, although both were somewhat slim margins with 2004 at 6.3% of revenue and 2003 at 8.9%.  Because WSDC has value to us over and above its financial profit potential, our primary goal in these first few years is that drilling operations result in a positive gross margin and cash flow.  When depreciation is taken into account for WSDC, neither year contributed to our net income, but it was not our expectation that it would.  Going forward, we still expect cash flow from drilling operations may be re-invested into the drilling equipment to expand WSDC’s project capabilities.

Comparison of 2004 to 2003 Revenue, Costs and Gross Margin For Leonardite Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Leonardite sold (Tons)	10,093	53.9%	6,558	0.7%

Average price	$ 127.88	2.0%	$ 125.38	12.3%

Leonardite revenue	$ 1,290,644	57.0%	$ 822,219	13.1%

Production costs	$ 1,168,148	37.4%	$ 850,373	17.0%

Average production costs per ton	$ 115.74	(10.7%)	$ 129.67	16.2%

Gross margin (deficit)	$ 122,496	535%	$ (28,154)	(7,751%)

Leonardite product sales were $1,290,644 in 2004 compared to $822,219 in 2003, an increase of $468,425 or 57%.  This increase was due to more drilling activity in the Gulf and more specialty product sales as a result of the higher oil prices.  Production sold in 2004 was 10,093 tons at an average price of $127.88 compared to 6,558 tons at an average price of $125.38 for 2003.

Cost of leonardite sold was $1,168,148 in 2004 compared to $850,373 in 2003, an increase of $317,775 or 37.4%.  Average production costs per ton were $115.74 and $129.67 for 2004 and 2003, respectively.  Costs per ton decreased approximately 10.7% for 2004 compared to 2003 due mainly to the higher sales volume in relation to fixed costs.

Gross margin for 2004 leonardite operations before deductions for depreciation and selling, general and administrative expenses was $122,496 compared to a deficit of $28,154 for 2003.  The increase in 2004 gross margin was higher sales and lower production costs as discussed above.

Comparison of 2004 to 2003 Consolidated Analysis of the Financial Statements

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Total operating revenue	$ 6,820,125	41%	$ 4,842,592	21%

Cost of operations	$ 4,099,678	36%	$ 3,006,621	16%

Total gross margin	$ 2,720,447	48%	$ 1,836,331	31%

Depreciation, depletion and amortization	$ 842,658	11%	$ 759,907	9%

Selling, general and administrative	$ 594,017	11%	$ 537,141	(2%)

Operating income	$ 1,283,772	138%	$ 539,283	233%

Nonoperating expenses	$ (60,639)	6%	$ (57,172)	(12%)

Income before taxes	$ 1,223,133	154%	$ 482,111	397%

Income taxes	$ 117,287	835%	$ 12,548	120%

Effect of change in accounting principle	--	--	$ (23,000)	--

Net income	$ 1,105,846	148%	$ 446,563	389%

Oil and gas depletion in 2004 was $580,106, or 2% higher than 2003.  Leonardite depreciation in 2004 was $99,412 and remained relatively flat.  Drilling rig depreciation in 2004 was $128,335, or 117% higher due to the increased number of days the rig was utilized.  Depreciation on general corporate assets in 2004 was $34,805, or 1% lower than 2003.  General corporate depreciation includes our office building and equipment and amortization of the Reymert property.

Selling, general and administrative costs (SG&A) were 11% higher in 2004 due in part to higher selling costs associated with our 54% increase in leonardite sales and a $19,000 non-routine parking lot repair.

Income tax expense for each year is primarily reflective of changes in our tax-deferred assets and liabilities under the provisions of SFAS No. 109.  See Notes A and H to the Financial statements for further information.  The $23,000 charge for an accounting change in 2003 is entirely due to our adoption of SFAS 143.  See Note G to the Financial Statements for further information.

As a result of all the factors discussed above, net income was $1,105,846 or $0.30 per share compared to a net income of $446,563 or $0.12 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had current assets of $2,047,000 compared to current liabilities of $1,962,000 for a current ratio of 1.04 to 1 and working capital of $85,000.  This compares to a current ratio of .91 to 1 at December 31, 2003, and a working capital deficit of $173,000.

During the year ended December 31, 2004, we generated cash flows from operating activities of $2,320,000, which was $1,137,000 more than the amount generated during 2003.  This increase was due to higher oil prices and higher leonardite sales discussed previously.  We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit (“RLOC”) will be sufficient to meet our short-term cash requirements.  The 2004 RLOC has funds available for use at December 31, 2004, subject to collateral requirements and will allow borrowings until March 5, 2007, with repayment due by March 5, 2011.

During 2004, our investing activities used $1,530,000 of cash for additions to property, plant and equipment.  Approximately $420,000 of these additions was to drill one well in Bottineau County, North Dakota and participate in one exploratory well in McKenzie County, North Dakota.  We also used approximately $288,000 for capitalized workovers on operated and non-operated wells and $117,000 for the unitization of the Landa West Madison Unit in Bottineau County, North Dakota.  Portions of the remaining $705,000 used in investing activities consisted of $379,000 of additional rig equipment, $56,000 for leonardite plant expenditures, $39,000 for unproved oil and gas property costs and $48,000 for proved property acquisition costs.

During 2004, our financing activities consisted of $479,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements.  During the second quarter of 2004, we borrowed $125,000 on our RLOC to help finance our operations.  Subsequent to year-end, this borrowing was paid off.  During 2004, WSDC entered into two capital lease obligations to purchase drilling equipment, and we made $48,000 in payments on the capital leases.

We estimate that our capital costs for 2005 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be approximately $1,200,000.  Planned expenditures for 2005 also include delay rentals and other exploration costs of approximately $100,000.  Funds expected to be used for 2005 principal payments on our 2001 Oil and Gas loan are $519,000 and $70,000 on WSDC’s capital lease obligations.

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

See “Index to Consolidated Financial Statements” on page 34.

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

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information concerning each of our directors and executive officers:

POSITION(S) WITH PERIOD OF SERVICE AS NAME AND AGE THE COMPANY A DIRECTOR OR OFFICER

Jeffrey P. Vickers President and Since 1982
Age: 52 Director

Jeffrey B. Jennings Vice President Since June 2000
Age: 48 of Land and Finance

Cathy Kruse Secretary Since October 1981 (officer);
Age: 50 and Director and since June 1996 (director)

Connie R. Hval Treasurer Since June 2000
Age: 44

H. Dennis Hoffelt Director From 1967 through June
Age: 63 Member of 1986; and since June 1987
Audit Committee

POSITION(S) WITH PERIOD OF SERVICE AS
NAME AND AGE THE COMPANY A DIRECTOR OR OFFICER

Paul A. Krile Director Since June 1997
Age: 76 Member of
Audit Committee

Nick Voller Director Since March 2004
Age: 54 Member of
Audit Committee

Duane Ashley Director Since June 1999
Age: 56

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

Cathy Kruse is the sister-in-law of Jeffrey P. Vickers.  No other family relationship exists between or among any of the officers or nominees.  Mr. Joseph Montalban is a not-voting member of our Board of Directors with the right to attend all meetings.  There are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which any person was or is to be elected as a director or nominee.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), a copy of which we filed as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required during fiscal year 2004, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

ITEM 10.

EXECUTIVE COMPENSATION

The following table presents the aggregate compensation which was earned by our Chief Executive Officer for each of the past three years.  We do not have an employment contract with any of our executive officers.  Jeffrey P. Vickers is our only employee who earned a total annual salary and bonus in excess of $100,000.  There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in any fiscal year covered by any table, other than what is set forth in the following table.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP Payouts ($)	All Other Compen-sation ($)

Jeffrey	2004	$ 91,275	-0-	-0-	N/A	-0-	N/A	$ 12,248
P.	2003	$ 91,700	-0-	-0-	N/A	-0-	N/A	$ 9,250
Vickers.	2002	$ 90,849	-0-	-0-	N/A	-0-	N/A	$ 4,542
CEO

In the preceding table, the column titled “All Other Compensation” is comprised entirely of profit sharing amounts and the 401(k) Company matching funds discussed below.

If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees’ Profit Sharing Plan and Trust (the “Profit Sharing Plan”).  An eligible employee may be allocated from 0% to 15% of his other compensation depending upon the total contribution to the Profit Sharing Plan.  A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years.  On retirement, an employee is eligible to receive the vested amount.  On death, 100% of the amount allocated to an individual is payable to the employee’s beneficiary. We made total contributions to the Profit Sharing Plan, matching and discretionary, for the years ended December 31, 2004, 2003 and 2002 of $63,421, $49,593, and $26,019, respectively.  As of December 31, 2004, vested amounts in the Profit Sharing Plan for all officers as a group was approximately $480,251.

Effective July 1, 1997, we executed an Adoption Agreement Nonstandardized Code 401(k) Profit Sharing Plan that incorporated a 401(k) Plan into the existing Profit Sharing Plan.  This retirement plan was amended and updated to comply with legislative changes effective September 30, 2003.  Eligible employees are allowed to defer up to 15% of their compensation and we match up to 5%.

Our 1993 Employees’ Incentive Stock Option Plan (the “Plan”) expired in 2003.  Nonetheless, all options outstanding under that plan remain exercisable until they are cancelled or expired pursuant to their terms.

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

A total of 300,000 shares were reserved for issuance under the Plan.  Of the 300,000 reserved shares, options for 166,000 shares remain outstanding at an average exercise price of $2.34.  No grants of stock options were made by us during the fiscal year ended December 31, 2004.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes for our Chief Executive Officer (i) the total number of shares received upon exercise of stock options during the fiscal year ended December 31, 2004, (ii) the aggregate dollar value realized upon such exercise, (iii) the total number of unexercised options, if any, held at December 31, 2004, and (iv) the value of unexercised in-the-money options, if any, held at December 31, 2004.

In-the-money options are options where the fair market value of the underlying securities exceeds the exercise or base price of the option.  The aggregate value realized upon exercise of a stock option is the difference between the aggregate exercise price of the option and the fair market value of the underlying stock on the date of exercise.  The value of unexercised, in-the-money options at fiscal year-end is the difference between the exercise price of the option and the fair market value of the underlying stock on December 31, 2004, which was $3.06 per share.  With respect to unexercised, in-the-money options, the underlying options have not been exercised, and actual gains, if any, on exercise will depend on the value of our Common Stock on the date of exercise.

NAME	SHARES ACQUIRED ON EXERCISE(#)	VALUE REALIZED($)	NUMBER OF UNEXERCISED OPTIONS/SARS AT FY-END(#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS/SARS AT FY-END EXERCISABLE/ UNEXERCISABLE

Jeffrey P.
Vickers, CEO	-0-	-0-	71,000/0	$ 51,120/0

In 2004, the Company adopted the 2004 Employees’ Stock Incentive Plan.  The Plan reserves 300,000 shares of the Company’s common stock for either nonstatutory options or incentive  stock options that may be granted pursuant to the terms of the plan.  Under the terms of the plan, the option price can not be less than 100% of the fair market value of the Company’s common stock on the date of grant, and if the optionee owned more than 10% of the voting stock, the option price per share can not be less than 110% of the fair market value.  No options have been granted under the 2004 plan.

Directors’ Compensation

We pay each director who is not also an employee $200 per month and reimburse the directors for travel expenses.  Each director who is also on the audit committee receives an additional $100 per month.

ITEM 11.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 15, 2005.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock,	Jeffrey P. Vickers	302,634 - Direct and	8.1%
$.01 par value	1814 14th Ave. W.	Indirect(a)
Williston, ND 58801

Common Stock,	Paul A. Krile	46,500 - Direct	1.2%
$.01 par value	P. O. Box 329
Sioux Rapids, IA 50585

Common Stock,	Cathy Kruse	9,500 - Direct(c)	(b)
$.01 par value	723 W. 14th St.
Williston, ND 58801

Common Stock,	H. Dennis Hoffelt	41,000 - Direct and	1.1%
$.01 par value	9421 E. Desert Lake	Indirect(d)
Sun Lakes, AZ 85248

Common Stock,	Connie R. Hval	9,500 - Direct(e)	(b)
$.01 par value	7400 3rd Ave. E.
Williston, ND 58801

Common Stock,	Jeffrey B. Jennings	10,500 - Direct(f)	(b)
$.01 par value	1410 1st Ave. W.
Williston, ND 58801

Common Stock,	Duane Ashley	--	--
$.01 par value	910 15th St. W.
Williston, ND 58801

Common Stock,	Nick Voller	--	--
$.01 par value	222 University Ave.
Williston, ND 58801

Common Stock,	Officers and	419,634 - Direct and	11.27%
$.01 par value	Directors as	Indirect
a Group-
(eight persons)

(a)

Includes 139,634 shares owned directly by Mr. Vickers, 72,000 shares held jointly with his wife, Nancy J. Vickers, 15,000 shares held directly by his wife, and an aggregate 5,000 shares held by him as custodian for his son.  Also included are 71,000 shares that may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to our 1993 Employees’ Incentive Stock Option Plan.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or series of similar transactions since the beginning of our last fiscal year or any currently proposed transaction or series of similar transactions to which we were or are to be a party, and which the amount involved exceeds $60,000 and in which any director, executive officer, principal shareholder or any member of their immediate family had or will have a direct or indirect material interest.

PART IV

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

Documents filed as Part of this Report

(1)

Financial Statements and Schedules  See “Index to Consolidated Financial Statements” on page 34.  There are no financial statement schedules filed herewith.

(2)

Exhibits  See “Exhibit Index” on page 61.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 and 2003, we paid the following fees to our principal accountants:

	2004	2003
Audit Fees	$ 25,500	$ 24,300
Audit Related Fees	958	1,476
Tax Fees	4,007	4,487
All Other Fees (1)	3,400	4,250
	$ 33,865	$ 34,513

(1)

Services relating to review of our Quarterly Reports on Form 10-QSB and SFAS 143 research.

To help assure independence of the independent auditors, the Audit committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable Securities and Exchange Commission rules.  This policy is set forth in our Audit Committee charter.  Of the fees shown in the table which were paid to our principal accountants in 2004, 100% were approved by the Audit Committee.  SEC regulations and company policy did not require pre-approval for non-audit services prior to 2003.

GEORESOURCES, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

35

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

36

Consolidated statements of operations

37

Consolidated statements of stockholders' equity

38

Consolidated statements of cash flows

39 - 40

Notes to consolidated financial statements

41 - 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

GeoResources, Inc.

We have audited the accompanying balance sheets of GeoResources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Richey, May & Co., LLP

Englewood, Colorado

February 26, 2005

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

CURRENT ASSETS:	2004	2003
Cash and equivalents	$ 715,551	$ 343,419
Trade receivables, net	1,030,716	1,084,678
Inventories	235,405	233,306
Prepaid expenses	65,762	35,335
Total current assets	2,047,434	1,696,738

PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the full cost method
of accounting:
Properties being amortized	25,997,466	24,711,298
Properties not subject to amortization	213,921	280,565
Drilling rig and equipment	1,533,838	1,176,940
Leonardite plant and equipment	3,284,466	3,267,634
Other	756,535	761,211
	31,786,226	30,197,648
Less accumulated depreciation, depletion,
amortization and impairment	(21,113,489)	(20,310,113)
Net property, plant and equipment	10,672,737	9,887,535

TOTAL ASSETS	$ 12,720,171	$ 11,584,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 996,624	$ 985,766
Accrued expenses	382,693	404,485
Current portions of capital lease obligations	64,286	--
Current maturities of long-term debt	518,750	479,457
Total current liabilities	1,962,353	1,869,708

CAPITAL LEASE OBLIGATIONS, less current portions	54,847	--
LONG-TERM DEBT, less current maturities	1,205,729	1,599,479
ASSET RETIREMENT OBLIGATIONS	1,893,510	1,735,200
DEFERRED INCOME TAXES	524,000	406,000
Total liabilities	5,640,439	5,610,387

CONTINGENCIES (NOTE J)

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; authorized
10,000,000 shares; issued and outstanding, 3,723,977
shares	37,240	37,240
Additional paid-in capital	295,932	295,932
Retained earnings	6,746,560	5,640,714
Total stockholders' equity	7,079,732	5,973,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,720,171	$ 11,584,273

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING REVENUES:
Oil and gas	$ 4,452,114	$ 3,614,592	$ 2,980,228
Leonardite	1,290,644	822,219	726,920
Drilling	1,077,367	406,141	280,538
	6,820,125	4,842,952	3,987,686

OPERATING COSTS AND EXPENSES:
Oil and gas production	1,922,479	1,786,379	1,619,049
Cost of leonardite sold	1,168,148	850,373	726,552
Drilling costs	1,009,051	369,869	237,729
Depreciation, depletion and amortization	842,658	759,907	696,857
Selling, general and administrative	594,017	537,141	545,368
	5,536,353	4,303,669	3,825,555
Operating income	1,283,772	539,283	162,131

OTHER INCOME (EXPENSE):
Interest expense	(91,363)	(84,432)	(95,635)
Interest income	10,697	8,362	11,635
Other income and losses, net	20,027	18,898	18,955
	(60,639)	(57,172)	(65,045)
Income before income taxes	1,223,133	482,111	97,086

INCOME TAX EXPENSE	117,287	12,548	5,712
Income before cumulative effect
of change in accounting principle	1,105,846	469,563	91,374
Cumulative effect on prior years of accounting
change, net of tax	--	(23,000)	--
Net income	$ 1,105,846	$ 446,563	$ 91,374

EARNINGS PER SHARE:

Income before cumulative effect of accounting change	$ .30	$ .13	$ .02
Cumulative effect of accounting change	--	(.01)	--
Net income, basic and diluted	$ .30	$ .12	$ .02

Weighted average number of shares
outstanding	3,723,977	3,748,396	3,787,750

Dilutive potential shares –
Stock options	--	--	--
Adjusted weighted average shares	3,723,977	3,748,396	3,787,750

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2001	3,794,227	$ 37,942	$ 395,290	$ 5,102,777	$ 5,536,009
Purchase of common stock	(6,750)	(67)	(11,105)	--	(11,172)
Net income	--	--	--	91,374	91,374
Balance, December 31, 2002	3,787,477	37,875	384,185	5,194,151	5,616,211
Purchase of common stock	(63,500)	(635)	(88,253)	--	(88,888)
Net income	--	--	--	446,563	446,563
Balance, December 31, 2003	3,723,977	37,240	295,932	5,640,714	5,973,886
Net income	--	--	--	1,105,846	1,105,846
Balance, December 31, 2004	3,723,977	$ 37,240	$ 295,932	$ 6,746,560	$ 7,079,732

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,105,846	$ 446,563	$ 91,374
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion, amortization and
valuation allowance	842,658	759,907	696,857
Cumulative effect of accounting change	--	23,000	--
Accretion of asset retirement obligations	84,310	76,200	--
Deferred income taxes	118,000	15,000	51,000
Other	25,273	8,952	10,618
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	53,962	(263,219)	(195,100)
Inventories	(2,099)	(25,308)	(11,140)
Income taxes receivable	--	50,192	(27,192)
Prepaid expenses and other	(30,427)	(7,009)	(3,171)
Increase (decrease) in:
Accounts payable	143,875	29,438	99,512
Accrued expenses	(21,792)	69,266	112,544

Cash provided by operating activities	2,319,606	1,182,982	825,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,545,988)	(1,130,897)	(1,558,416)
Proceeds from sale of property, plant and equipment	15,926	14,472	--

Cash used in investing activities	(1,530,062)	(1,116,425)	(1,558,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligations	(47,955)	--	--
Proceeds from long-term borrowings	125,000	300,000	1,010,000
Principal payments on long-term debt	(479,457)	(263,552)	(127,740)
Cost to purchase common stock	--	(88,888)	(11,172)
Debt issue costs	(15,000)	--	--

Cash provided by (used in)
financing activities	(417,412)	(52,440)	871,088

INCREASE IN CASH
AND EQUIVALENTS	372,132	14,117	137,974

CASH AND EQUIVALENTS, beginning of year	343,419	329,302	191,328

CASH AND EQUIVALENTS, end of year	$ 715,551	$ 343,419	$ 329,302

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$ 87,805	$ 87,477	$ 91,512
Income taxes (refunds)	(713)	(52,644)	(18,096)

NONCASH INVESTING AND FINANCING ACTIVITIES

During 2004, the Company acquired $167,088 of drilling rig equipment by entering into two capital leases.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoResources, Inc., its wholly owned subsidiary, Western Star Drilling Company (“WSDC”) and its 85% owned subsidiary, Belmont Natural Resource Company, Inc. (“BNRC”).  All material intercompany transactions and balances between the entities have been eliminated.  The minority interest in BNRC at December 31, 2004 and 2003 is zero.

GeoResources, Inc. (the "Company") is primarily involved in oil and gas exploration, development and production in North Dakota and Montana and the mining of leonardite and manufacturing of leonardite products in North Dakota to be sold to customers located primarily in the Gulf of Mexico coastal areas.  WSDC was incorporated in 2002 and provides contract oil and gas drilling services to the Company and other operators in the Williston Basin area of North Dakota.  BNRC was incorporated in 1991 to exploit natural gas opportunities in the Pacific Northwest.  All properties of the Company, WSDC, and BNRC are located in the United States.

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

All capitalized costs of oil and gas properties, net of estimated salvage values, plus the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $4.68, $4.12, and $3.76 for 2004, 2003, and 2002, respectively.

In addition, the capitalized costs are subject to a “ceiling test” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  As a result of this ceiling test, the Company had no write-downs of its oil and gas properties during 2004, 2003 or 2002.

Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

The Company leases non-producing acreage for its exploration and development activities.  The cost of these leases plus accumulated delay rentals is recorded at the lower of cost or fair market value.  It is expected that evaluation of these leases will occur primarily over the next three years.  At December 31, 2004, the costs of these unevaluated, undeveloped oil and gas properties, which are not being amortized, were acquired during the following years:

2004	$ 40,556
2003	36,388
2002	32,022
2001	59,744
2000 and prior	45,211

Total	$ 213,921

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Stock Options

The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The effect on net income or earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation has not been presented as no options were granted and therefore there is no effect for the years ended December 31, 2004, 2003, and 2002.

Earnings Per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding stock options was antidilutive in 2004, 2003, and 2002.

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”.  The statement requires abnormal amounts of freight, handling costs, idle facility expense and spoilage to be recognized as current period expenses.  This statement will be effective for the Company as of January 1, 2006.  The adoption of this statement is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”.  This statement replaces SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees”.  It establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  The statement requires companies to expense the fair value of employee stock options and other equity-based compensation, eliminating the alternative to use APB No. 25’s intrinsic value method.  The statement will be effective for the Company as of January 1, 2006.  Management is evaluating the impact the adoption of SFAS No. 123R will have on the Company’s financial position and results of operations.  Future cash flows of the Company will not be impacted by the adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, and Amendment of APB No. 29”.  This statement amends and clarifies financial accounting for nonmonetary exchanges by requiring that most exchanges of productive assets be accounted for at fair value.  With certain exceptions, companies can no longer account for nonmonetary exchanges at book value with no gain or loss recognized.  This statement will be effective for the Company as of January 1, 2006, and may impact the Company’s consolidated financial position and results of operations in future periods if such nonmonetary exchanges occur.

B.

INDUSTRY SEGMENTS:

The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of a) oil and gas exploration, development and production, b) the mining and processing of leonardite, and c) oil and gas drilling.  All operations are conducted within the United States.  Operations of the drilling segment commenced in January 2002.  Sales and other material transactions between the segments have been eliminated.  Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company’s operating segments.  Interest income, interest expense and income taxes are also not allocated to operating segments.  There are no significant accounting differences between internal segment reporting and consolidated external reporting.  Presented below is information concerning the Company's operating segments for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Revenue:
Oil and gas	$ 4,452,114	$ 3,614,592	$ 2,980,228
Leonardite	1,290,644	822,219	726,920
Drilling	1,077,367	406,141	280,538
	$ 6,820,125	$ 4,842,952	$ 3,987,686
Operating income (loss):
Oil and gas	$ 1,949,529	$ 1,262,129	$ 826,088
Leonardite	(10,542)	(150,146)	(122,669)
Drilling	(60,019)	(22,861)	6,054
General corporate	(595,196)	(549,839)	(547,342)
	$ 1,283,772	$ 539,283	$ 162,131
Depreciation and depletion:
Oil and gas	$ 580,106	$ 566,084	$ 535,091
Leonardite	99,412	99,478	103,780
Drilling	128,335	59,133	36,755
General corporate	34,805	35,212	21,231
	$ 842,658	$ 759,907	$ 696,857
Identifiable assets, net:
Oil and gas	$ 9,237,435	$ 8,576,643	$ 6,176,486
Leonardite	820,742	848,705	860,868
Drilling	1,546,104	1,362,538	1,150,093
General corporate	1,115,890	796,387	860,753
	$ 12,720,171	$ 11,584,273	$ 9,048,200
Capital expenditures incurred:
Oil and gas	$ 1,222,757	$ 1,379,720	$ 1,054,608
Leonardite	56,115	16,668	17,596
Drilling	378,542	99,388	109,487
General corporate	--	2,166	689
	$ 1,657,414	$ 1,497,942	$ 1,182,380

C.

TRADE RECEIVABLES AND MAJOR CUSTOMERS:

Trade receivables at December 31, 2004 and 2003 are comprised of the following:

	2004	2003

Oil and gas purchasers	$ 516,558	$ 504,813
Oil and gas joint interest owners	59,033	69,555
Leonardite customers	233,475	235,310
Drilling customers	221,650	275,000

	$ 1,030,716	$ 1,084,678

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

The Company primarily sells crude oil. The Company’s production of crude oil is concentrated in the Williston Basin of North Dakota, which is a mature basin. In addition, 32% and 9% of the Company’s 2004 oil and gas production was from the Wayne Field and Leonard Field, respectively. Due to the significance of these fields, disruptions could adversely affect the Company.

The Company had major customers that purchased oil and gas products as follows:

	Customer
	A	B
Percent of total revenue for the years ended-
December 31, 2004	26%	31%
December 31, 2003	28%	36%
December 31, 2002	38%	29%
Percent of total accounts receivable as of-
December 31, 2004	23%	25%
December 31, 2003	20%	26%

Management believes that other purchasers would buy the Company’s oil and gas if any of its customers were lost.

D.

INVENTORIES:

As of December 31, 2004 and 2003, inventories by major classes are comprised of the following:

	2004	2003
Crude oil	$ 80,568	$ 60,416
Leonardite inventories:
Finished products	34,416	72,220
Raw materials	42,860	34,160
Materials and supplies	77,561	66,510
Total leonardite inventories	154,837	172,890
	$ 235,405	$ 233,306

E.

CAPITAL LEASE OBLIGATIONS:

The Company leases equipment with a capitalized cost of $167,088 and a book value of $153,903 under capital leases expiring October 2005 through March 2007.  The lease agreements call for aggregate monthly payments of $6,150 with interest imputed at 6.25% per annum.  Following is a schedule of the future minimum lease payments together with the present value of the net minimum lease payments as of December 31, 2004:

Year Ending December 31:	Amount

2005	$ 69,800
2006	43,800
2007	13,450
127,050
Less amount representing interest	(7,917)
119,133
Less current portion	(64,286)
Long-term portion	$ 54,847

F.

LONG-TERM DEBT:

Long-term debt at December 31, 2004 and 2003 consists of the following. The oil and gas loan and the revolving line of credit (RLOC) are with the same bank.

	2004	2003
The 2001 Oil & Gas loan, interest at prime (5.25% rate at December 31, 2004), due in monthly installments of $43,229 plus interest through January 2008, collateralized by oil and gas properties	$ 1,599,479	$ 2,075,000
The 2004 Oil and Gas RLOC, $3,000,000 revolving line of credit expires March 5, 2007, interest only payable at prime through March 2007 (5.25% rate at December 31, 2004), principal and interest payable thereafter through March 2011, collateralized by oil and gas properties.	125,000	--
Installment note payable, 9.5%, collateralized by a vehicle	--	3,936
Total long-term debt	1,724,479	2,078,936
Less current maturities	(518,750)	(479,457)
Long-term debt, less current maturities	$ 1,205,729	$ 1,599,479

Aggregate maturities required on long-term debt at December 31, 2004, are as follows:

Year Ending December 31:

2005	$ 518,750
2006	518,750
2007	542,188
2008	74,479
2009	70,312

$ 1,724,479

The Company's borrowing base for debt secured by oil and gas properties is limited by the net present value of future oil and gas production of the properties as determined annually by the bank.

The Company's Oil and Gas Loan and RLOC were obtained pursuant to financing agreements which include the following covenants:  Maintain a debt service coverage ratio of not less than 1.25 to 1; not encumber certain of its assets; restrict borrowings from, and credit extensions to, other parties; restrict reorganization or mergers in which the Company is not the surviving corporation; and not pay cash dividends without the bank’s consent.

G.

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

Changes in asset retirement obligations for the years ended December 31, 2004 and 2003, were as follows:

	2004	2003
Beginning of year	$ 1,735,200	$ --
Carrying amount at adoption	--	1,589,000
Liabilities incurred	19,000	25,000
Revisions to estimate	58,000	45,000
Accretion expense	84,310	76,200
Liabilities settled	(3,000)	--
End of year	$ 1,893,510	$ 1,735,200

Pro forma net income for the years ended December 31, 2003 and 2002, assuming retroactive application of SFAS No. 143 is as follows:

	2003	2002

Net income	$ 469,563	$ 46,899
Net income per share,
basic and diluted	$ .13	$ .01

H.

INCOME TAXES:

The tax effects of significant temporary differences and carryforwards which give rise to the Company's deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred Tax Assets:
Net operating loss carryforward	$ 193,000	$ 361,000
Statutory depletion carryforward	1,852,000	1,678,000
Other	123,000	64,000
	2,168,000	2,103,000
Valuation Allowance:
Beginning of year	(929,000)	(918,000)
(Increase) decrease	49,000	(11,000)
End of year	(880,000)	(929,000)

Deferred Tax Liabilities:
Property, plant and equipment	(1,812,000)	(1,580,000)

Net Deferred Tax Liability, long-term	$ (524,000)	$ (406,000)

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Current tax benefit	$ 713	$ 2,452	$ 45,288
Deferred tax benefit (expense)	(167,000)	(4,000)	46,000
Decrease (increase) in deferred tax
assets valuation allowance	49,000	(11,000)	(97,000)
Income tax (expense)	$ (117,287)	$ (12,548)	$ (5,712)

During 2002, the Company recorded a deferred tax benefit that resulted primarily from a net operating loss for which there were no currently refundable federal taxes.  During 2003, the Company recorded deferred tax expense of only $4,000 since the benefit of the net operating loss and depletion carryforwards generated was offset by property, plant and equipment timing differences.  During 2004, the Company recorded deferred tax expense primarily due to the utilization of net operating loss carryforwards resulting in no currently payable federal taxes.  The change in the deferred tax assets valuation allowance in each year relates to a projection of the future utilization of statutory depletion carryforwards.

The provision for income taxes does not bear a normal relationship to pre-tax earnings. A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002

Income tax expense at statutory rate	35%	35%	35%
State income taxes	7	7	11
Effect of graduated rates	(14)	(14)	(15)
Statutory depletion	(15)	(32)	(128)
Change in valuation allowance	(4)	2	100
Other	1	5	3
	10%	3%	6%

For income tax purposes, the Company has a statutory depletion carryover of approximately $6,500,000 that, subject to certain limitations, may be utilized to reduce future taxable income. This carryforward does not expire. The Company also has a federal net operating loss carryforward of approximately $820,000, which if not utilized, will begin to expire in 2021.

I.

STOCK OPTION AND PROFIT-SHARING PLANS:

Stock Option Plans

The Company’s 1993 Incentive Stock Option Plan expired February 17, 2003.

In 2004, the Company adopted the 2004 Employees’ Stock Incentive Plan.  The Plan reserves 300,000 shares of the Company’s common stock for either nonstatutory options or incentive stock options that may be granted pursuant to the terms of the plan.  Under the terms of the plan, the option price can not be less than 100% of the fair market value of the Company’s common stock on the date of grant, and if the optionee owned more than 10% of the voting stock, the option price per share can not be less than 110% of the fair market value.

No options have been granted under the 2004 plan.  Information with respect to the 1993 plan’s activity is as follows:

	Shares Available for Options	Shares Subject to Outstanding Options

December 31, 2001	98,000	178,000
Granted	--	--
Cancelled	2,500	(2,500)
Exercised	--	--
December 31, 2002	100,500	175,500
Granted	--	--
Cancelled	(100,500)	--
Exercised	--	--
December 31, 2003	--	175,500
Cancelled	--	(9,500)
Exercised	--	--
December 31, 2004	--	166,000

Information with respect to the options outstanding and exercisable at December 31, 2004, is as follows:

Number of shares	Exercise Price	Expiration Date

82,500	$ 2.37	May 2007
83,500	$ 2.31	December 2007
166,000

The average exercise price is $2.34 for options outstanding and exercisable at December 31, 2004.

I.

STOCK OPTION AND PROFIT-SHARING PLANS (Continued):

Profit-Sharing Plan

The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan.   The plan provides for employee contributions subject to IRS and plan limitations.  The Company contributes an amount equal to each employee’s contribution up to a maximum of 5% of the employee’s compensation.  The Company may also make additional discretionary contributions to the plan.  The Company’s total contributions to the plan, matching and discretionary, for the years ended December 31, 2004, 2003 and 2002 were $63,421, $49,593 and $26,019, respectively.

J.

CONTINGENCIES:

The Company is a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.).  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued the Company for approximately $139,000 in an amended preference claim in Bankruptcy Court.  The defense has been vigorous, and on September 1, 2004, the District Court considered the Motion for Summary Judgment and ruled in the Company’s favor.  On September 14, 2004, the bankruptcy trustee filed a Notice of Appeal.   As of December 31, 2004 and 2003, the Company has recorded a reserve of $50,000 with respect to this matter.

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

K.

OFFICE FACILITIES:

In 1991, the Company purchased an office building, one-half of which it occupies. The building is included in other property and equipment in the accompanying consolidated balance sheets and consists of the following at December 31, 2004 and 2003:

	2004	2003

Building and improvements	$ 163,834	$ 163,834
Accumulated depreciation	(112,901)	(104,710)

	$ 50,933	$ 59,124

The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements.  During 2004, 2003 and 2002, the Company received $19,800, $19,800, and $19,050,

respectively, in rental income from the building that is included in other income in the accompanying statements of operations.

L

FINANCIAL INSTRUMENTS:

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of long-term debt approximates fair value based on the variable nature of the interest rates.

M.

RELATED PARTY TRANSACTIONS:

During 2003 and 2002, WSDC incurred rent expense of $3,500 and $9,500, respectively, paid to its President and Vice-President under month-to-month leases for office and shop space. Also during 2002, WSDC paid drilling rig repair expense of $1,650 to a company owned by the Vice President and purchased a vehicle for $11,686 from a company owned by the President.  At December 31, 2004 and 2003, WSDC owed none and $2,461, respectively, to its officers.

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES:

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Proved properties	$ 25,997,466	$ 24,711,298	$ 22,636,316
Unproved properties	213,921	280,565	251,714

Total	26,211,387	24,991,863	22,888,030

Less accumulated depreciation, depletion, amortization and impairment	(17,623,695)	(17,043,589)	(17,306,505)

Net capitalized costs	$ 8,587,692	$ 7,948,274	$ 5,581,525

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Property acquisition costs:
Proved	$ 48,159	$ 25,674	$ 27,799
Unproved	38,762	32,358	38,858
Exploration costs	220,423	231,355	103,545
Development costs	915,413	1,090,333	884,406
	$ 1,222,757	$ 1,379,720	$ 1,054,608

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Oil and gas sales	$ 4,452,114	$ 3,614,592	$ 2,980,228
Production costs	(1,922,479)	(1,786,379)	(1,619,049)
Depletion, depreciation and amortization	(580,106)	(566,084)	(535,091)

	1,949,529	1,262,129	826,088

Imputed income tax provision	(49,808)	--	--

	$ 1,899,721	$ 1,262,129	$ 826,088

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

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited) (Continued)

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Oil	Gas	Oil	Gas	Oil	Gas
	(bbl)	(mcf)	(bbl)	(mcf)	(bbl)	(mcf)
Proved reserves, beginning of year	2,458,000	387,000	2,487,000	421,000	2,098,000	350,000

Purchases of reserves-in-place	10,000	--	--	--	21,000	--

Sales of reserves-in-place	--	--	--	--	--	--

Extensions and discoveries	22,000	--	34,000	--	--	--

Improved recovery	--	--	--	--	136,000	--

Revisions of previous estimates	(25,000)	10,000	73,000	(26,000)	372,000	82,000

Production	(123,000)	(6,000)	(136,000)	(8,000)	(140,000)	(11,000)
Proved reserves, end of year	2,342,000	391,000	2,458,000	387,000	2,487,000	421,000

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved developed reserves of the Company are presented below as of December 31:

	Oil (bbl)	Gas (mcf)

2004	1,652,000	391,000

2003	1,636,000	387,000

2002	1,582,000	421,000

N.

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

Presented below is the standardized measure of discounted future net cash flows as of December 31, 2004, 2003 and 2002.

	2004	2003	2002
Future cash inflows	$ 81,996,000	$ 70,919,000	$ 65,178,000
Future production costs	(30,821,000)	(28,371,000)	(25,792,000)
Future development,
retirement and salvage	(5,564,000)	(5,267,000)	(4,408,000)
Future income tax expense	(12,564,000)	(9,748,000)	(9,457,000)

Future net cash flows	33,047,000	27,533,000	25,521,000

Less effect of a 10% discount factor	(13,771,000)	(11,966,000)	(11,063,000)

Standardized measure of discounted future net cash flows relating to proved reserves	$ 19,276,000	$ 15,567,000	$ 14,458,000

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Standardized Measure of Proved Oil and Gas Reserves (Unaudited) (Continued)

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Standardized measure, beginning of year	$ 15,567,000	$ 14,458,000	$ 5,480,000

Sales of oil and gas produced, net of production costs	(2,530,000)	(1,828,000)	(1,361,000)

Net changes in prices and production costs	6,504,000	1,690,000	9,621,000

Purchases of reserves-in-place	77,000	--	180,000
Sales of reserves-in-place	--	--	--
Extensions, discoveries and other additions, less related costs	270,000	325,000	1,190,000

Revisions of previous quantity estimates and other	(285,000)	594,000	3,337,000

Development costs incurred during the year and changes in estimated future development costs	(457,000)	4,000	(235,000)

Revisions of asset retirement obligations, net of salvage value	(47,000)	(364,000)	--

Accretion of discount	1,994,000	853,000	406,000
Net change in income taxes	(1,817,000)	(165,000)	(4,160,000)

Standardized measure, end of year	$ 19,276,000	$ 15,567,000	$ 14,458,000

Signatures

Pursuant to the requirements of Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant”)

Dated:

March 29, 2005

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

Signatures

Title

Date

/s/ J. P. Vickers

President (principal executive

3/29/05

J. P. Vickers

officer and principal financial

officer) and Director

/s/ Cathy Kruse

Secretary

3/29/05

Cathy Kruse

and Director

/s/ Dennis Hoffelt

Director

3/29/05

Dennis Hoffelt

/s/ Paul A. Krile

Director

3/29/05

Paul A. Krile

/s/ Nick Voller

Director

3/29/05

Nick Voller

/s/ Duane Ashley

Director

3/29/05

Duane Ashley

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

GEORESOURCES, INC.

(Commission File Number: 0-8041)

E X H I B I T   I N D E X

FOR

Form 10-KSB for 2004 fiscal year.

Exhibit

3.1

Amended – Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.2

Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.1

1993 Employees’ Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s definitive Proxy Statement dated May 5, 1993.

10.2

2004 Employees’ Stock Incentive Plan, incorporated by reference as appendix B to the Registrant’s definitive Proxy Statement dated May 5, 2004.

10.3

Secured Form Loan and Revolving Credit Agreement dated April 29, 1993, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Billings), incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 1993.

10.4

Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.5

First Amendment of Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral Real Estate Mortgage dated September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.6

Commercial Installment Note with addendum dated February 1, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K for year ended December 31, 1997.

10.7

Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of December 5, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana), and all related documents, incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K for the year ended December 31, 1997.

Exhibit

10.8

Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K for the year ended December 31, 1998.

10.9

The First Amendment of Credit Agreement made as of January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.10

Promissory Note made January 5, 2001, with Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.11

Third Amendment of and Addendum to Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage – Collateral Real Estate Mortgage made January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.12

Third Amendment of Credit Agreement dated March 22, 2004, by and between GeoResources, Inc. and Wells Fargo Bank, National Association (successor in interest to Wells Fargo Bank Montana), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

10.13

Fourth Amendment of Mortgage, Short Term Mortgage Redemption, Security Agreement, Assignment of Production and Financing Statement dated March 22, 2004, by and between GeoResources, Inc. as Mortgager and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

14.1

Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1

Subsidiaries of Registrant – Western Star Drilling Company, incorporated in North Dakota, Belmont Natural Resource Company, incorporated in Washington.

24.1

Power of Attorney – See Signature Page.

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Reserved;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

March 29, 2005

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Reserved;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely effect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

March 29, 2005

Exhibit 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. §1350

I, J. P. Vickers, certify that:

In connection with the Annual Report on Form 10-KSB of GeoResources, Inc. (the “Company”) for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

March 29, 2005

Exhibit 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. §1350

I, J. P. Vickers, certify that:

In connection with the Annual Report on Form 10-KSB of GeoResources, Inc. (the “Company”) for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

March 29, 2005