Form 10QSB
period 2005-03-31
GEORESOURCES INC
filed 2005-05-13
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

YES [X] NO [   ] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2005
Common Stock, par value $.01 per share	3,725,977 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(March 31, 2005 and December 31, 2004)

Consolidated Statements of Operations

4

(Three months ended March 31, 2005 and 2004)

Consolidated Statements of Cash Flows

5

(Three months ended March 31, 2005 and 2004)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

9

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

10

Item 6.

Exhibits and Reports on Form 8-K

10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 701,377	$ 715,551
Trade receivables, net	912,100	1,030,716
Inventories	223,833	235,405
Prepaid expenses	97,563	65,762
Total current assets	1,934,873	2,047,434
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	26,169,856	25,997,466
Properties not subject to amortization	213,282	213,921
Drilling rig and equipment	1,550,528	1,533,838
Leonardite plant and equipment	3,299,041	3,284,466
Other	748,792	756,535
	31,981,499	31,786,226
Less accumulated depreciation, depletion
amortization and impairment	(21,295,569)	(21,113,489)
Net property, plant and equipment	10,685,930	10,672,737
TOTAL ASSETS	$ 12,620,803	$ 12,720,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 899,504	$ 996,624
Accrued expenses	324,515	382,693
Current portions of capital lease obligations	57,143	64,286
Current maturities of long-term debt	527,057	518,750
Total current liabilities	1,808,219	1,962,353
CAPITAL LEASE OBLIGATIONS, less current portions	45,315	54,847
LONG-TERM DEBT, less current maturities	951,042	1,205,729
ASSET RETIREMENT OBLIGATION	1,916,140	1,893,510
DEFERRED INCOME TAXES	547,000	524,000
Total liabilities	5,267,716	5,640,439
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding
3,723,977 shares	37,240	37,240
Additional paid-in capital	295,932	295,932
Retained earnings	7,019,915	6,746,560
Total stockholders' equity	7,353,087	7,079,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,620,803	$ 12,720,171

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2005	2004
OPERATING REVENUES:
Oil and gas sales	$ 1,158,448	$ 896,325
Leonardite sales	492,984	255,236
Drilling revenue	203,753	--

	1,855,185	1,151,561

OPERATING COSTS AND EXPENSES:
Oil and gas production	436,784	460,484
Cost of leonardite sold	435,975	258,134
Drilling costs	289,906	48,155
Depreciation and depletion	189,092	156,858
Selling, general and administrative	178,244	124,988

	1,530,001	1,048,619

Operating income	325,184	102,942

OTHER INCOME (EXPENSE):
Interest expense	(24,247)	(18,395)
Interest income	1,143	306
Other income, net	2,275	4,950

	(20,829)	(13,139)

Income before income taxes	304,355	89,803

Income tax expense	(31,000)	(6,000)

Net income	$ 273,355	$ 83,803

EARNINGS PER SHARE:

Net income, basic and diluted	$ .07	$ .02

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 273,355	$ 83,803
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	189,092	139,103
Accretion of asset retirement obligation	22,630	20,700
Deferred income taxes	23,000	6,000
Other	3,924	--
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	118,616	355,190
Inventories	11,572	(45,566)
Prepaid expenses and other	(31,801)	(9,621)
Increase (decrease) in:
Accounts payable	(26,650)	68,023
Accrued expenses	(58,178)	(41,469)

Net cash provided by operating activities	525,560	576,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(283,173)	(340,222)
Proceeds from sale of property, plant and equipment	6,494	2,044

Net cash used in investing activities	(276,679)	(338,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligation	(16,675)	--
Proceeds from long-term borrowings	10,006	--
Principal payments on long-term debt	(256,386)	(87,325)

Net cash used in financing activities	(263,055)	(87,325)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(14,174)	150,660

CASH AND EQUIVALENTS, beginning of period	715,551	343,419

CASH AND EQUIVALENTS, end of period	$ 701,377	$ 494,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 24,247	$ 18,395
Income taxes	--	50
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2004.

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

Presented below are our identifiable net assets as of the date indicated:

	March 31, 2005	December 31, 2004
Oil and gas	$ 9,414,342	$ 9,237,435
Leonardite	769,416	820,742
Drilling	1,418,147	1,546,104
General corporate activities	1,018,898	1,115,890
	$ 12,620,803	$ 12,720,171

Presented below is information concerning our operating segments for the quarters indicated:

	Three months ended March 31,
	2005	2004
Revenue:
Oil and gas	$ 1,158,448	$ 896,325
Leonardite	492,984	255,236
Drilling	203,753	--
	$ 1,855,185	$ 1,151,561

Operating income (loss)
Oil and gas	$ 594,298	$ 314,064
Leonardite	23,163	(33,127)
Drilling	(114,157)	(48,957)
General corporate activities	(178,120)	(129,038)
	$ 325,184	$ 102,942

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

We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2004, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations - Three Months Ended March 31, 2005, compared to Three Months Ended March 31, 2004

Information concerning our oil and gas operations for the three months ended March 31, 2005, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended March 31, 2005	Percent Increase (Decrease) from 2004 Period

Oil and gas production sold (BOE)	26,519	(9%)

Average price per BOE	$ 43.25	41%

Oil and gas revenue	$ 1,158,448	29%

Production costs	$ 436,784	(5%)

Average production cost per BOE	$ 16.31	4%

Gross Margin	$ 721,664	66%

The preceding chart gives various measures of our operations in the first quarter of 2005 and the percentage change from the same period in the prior year.  Production sold in the first quarter 2005 declined about 2,600 barrels or 9% essentially due to the average decline of our wells as no new production had been realized yet in 2005.  On April 29, 2005, we initiated water injection in our Landa West Madison Unit in one of two planned injection wells in that Unit.  Conversion to injection into the second well is expected to occur later in the second quarter.  We also have plans to drill two wells later this year as well as perform work-over and remedial well work to try to increase our production.

The average price for our oil and gas sold during the first quarter was $12.65 per BOE higher, which was substantially higher than the same period in 2004.  Although the first quarter volumes sold were lower, the upward change in our average value per BOE caused oil and gas revenue to increase by about $260,000.  Oil and gas production costs decreased $24,000 or 5%, in spite of $16,000 higher production taxes due primarily to lower work-over activity in the first quarter 2005 compared to the same period in 2004.  Production costs on a per-equivalent-barrel basis for the first quarter of 2005 increased $0.59 or 4% from the first quarter 2004 due to the effects of the 5% lower production costs coupled with the 9% lower volumes sold.  As a result of revenues and expenses, gross margin from oil and gas operations was about $286,000 or 66% higher than the same period in 2004.  Gross margin expressed as a percent of revenue was also higher at 62% versus 49% for the first quarter of 2005 and 2004, respectively.

Information concerning our leonardite operations for the three months ended March 31, 2005, is set forth in the table below:

Leonardite Operations

	Three Months Ended March 31, 2005	Percent Increase (Decrease) from 2004 Period

Leonardite production sold (tons)	3,354	64%

Average revenue per ton	$ 146.98	17%

Leonardite revenue	$ 492,984	93%

Cost of leonardite sold	$ 435,975	69%

Average production cost per ton	$ 129.99	3%

Gross Margin (deficit)	$ 57,009	2,067%

Leonardite revenues increased $238,000 or 93% due to a 64% increase in the number of tons sold.  The average revenue per ton increased $21.86 or 17% for the first quarter of 2005 compared to the prior year’s quarter.  The higher average revenue per ton was due to increased sales of our specialty products that have higher selling prices.  We sell our Leonardite products to drilling mud companies that service many domestic and international drilling markets.  Rig counts for US and worldwide have all increased.  We believe the higher demand for our Leonardite products may be from areas outside the Gulf of Mexico, which historically is our largest market.  Cost of leonardite sold increased $178,000 or 69% due to the increase in production sold and the increase in specialty products sold.  However, total costs did not increase in direct proportion to total revenue due to fixed costs that do not increase with higher production volume.  Average production costs per ton increased $3.45 or 3% due to the higher volume of specialty products sold.  Gross margin for leonardite operations in 2005 was $57,000 compared to a $2,900 deficit for the first quarter of 2004.

Information concerning our drilling operations for the three months ended March 31, 2005, is set forth in the table below:

Drilling Operations

	Three Months Ended March 31, 2005	Percent Increase (Decrease) from 2004 Period

Operating days	26.26	721%

Drilling revenue	$ 203,753	N/A

Average revenue per day	$ 7,759	N/A

Drilling costs	$ 289,906	502%

Average cost per day	$ 11,040	(27%)

Gross Margin (deficit)	$ (86,153)	(79%)

During the first quarter of 2005, our subsidiary’s, Western Star Drilling Company (WSDC), operations consisted of 26 operating days drilling two wells for other operators.  During the first quarter of 2004, WSDC’s operations had only 3.2 operating days with no associated revenue or revenue per day therefore percentage revenue comparisons are not applicable.  As of May 1, 2005, WSDC has contracts for two more wells with other operators one of which will be a horizontal well in which GeoResources has a 10% interest.

All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly WSDC’s revenue and expenses from the drilling of GeoResources’ wells are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.  Although WSDC had revenue in the first quarter 2005, drilling costs were higher than revenue due primarily to repairs and maintenance that needed to be done before the rig moved to its next projects.  This also caused the higher average cost per day.  Due to the costs discussed above, the gross margin (deficit) for drilling operations in our statements was $(86,000) for first quarter 2005 compared to $(48,000) for the same period in 2004.

Consolidated Analysis

Total operating revenue increased $704,000 or 61% due to increased energy prices and leonardite sales and drilling operations.  Total operating expenses increased $481,000 or 46%.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.  Depreciation, depletion and amortization increased due to higher depreciation of the drilling rig that is based on the number of days the rig is operating.  Selling, general and administrative costs increased primarily due to our efforts to increase investor awareness of the company.  Operating income increased to $325,000 compared to income of $103,000 for the same period in 2004.  After non-operating expenses and a provision for income taxes, net income increased 226% from a net income of $84,000 or $.02 for the first quarter of 2004 to $273,000 or $.07 for the first quarter of 2005.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $127,000 compared to working capital of $85,000 at December 31, 2004.  Our current ratio was 1.07 to 1 at March 31, 2005, compared to 1.04 to 1 at year-end 2004.

Net cash provided by operating activities was $526,000 for the quarter ended March 31, 2005, compared to $576,000 for the same period in 2004.  Cash was utilized to make payments of $283,000 for additions to property, plant and equipment, $17,000 for payments on capital leases, $131,000 for regularly scheduled payments on long-term debt and $125,000 for pre-payment on long-term debt.

We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, which has funds available for use subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

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

May 13, 2005

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

May 13, 2005

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

May 13, 2005

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March  31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

May 13, 2005

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

May 13, 2005