Form 10KSB/A
period 2004-12-31
GEORESOURCES INC
filed 2005-07-15
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

Explanatory Note

This Amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of GeoResources, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on March 30, 2005 is being filed to enhance the overall phraseology and disclosure in our filing.  This Amendment on For 10-KSB/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates, including evaluations of any allowance for doubtful accounts and impairment of long-lived assets.  Management bases its estimates on historical experience and various other assumptions it believes to be reasonable under the circumstances.  The results of these evaluations form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although actual results may differ from these estimates under different assumptions or conditions, management believes that its estimates are reasonable and as accurate as possible given currently available information.  The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Properties

We employ the full cost method of accounting for our oil and gas production assets.  Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized.  The sum of net capitalized costs plus estimated future development and dismantlement costs is depleted on the unit-of-production based on our total proved oil and gas reserves as estimated by independent petroleum engineers.

Proved reserves are the quantity of oil and gas that may be recovered in the future from known reservoirs under economic and operating conditions existing as of the end of the year.  Reserve estimates change over time as additional information becomes available and assumptions regarding future events are revised.  Reserve engineering is a subjective process that is dependent on the quality of available data on engineering and geological interpretation and judgment, and on assumptions of oil and gas commodity prices, production costs and future development and dismantlement costs.

The independent petroleum engineers who estimate our proved reserves rely primarily on the historical volumetric production from our properties or similar properties in the area.  Also, it is assumed that future oil and gas prices, production costs, and development and dismantlement costs will be the same as those actually prevailing at the end of the year and that those prices and costs will remain constant for all future periods.  Our future development projects are based on the undeveloped properties that we own as of year-end and on our long-term capital expenditures budget.

All of the underlying estimates and assumption utilized in estimating our proved reserves and future development and dismantlement costs will change over time.  However, the factor that has historically had the greatest impact on the estimation of our proved reserves is the actual year-end oil commodity price that is assumed to remain constant for all future years.  Oil prices are volatile and influenced by numerous factors beyond our control.  See also “Risk Factors” in Item 1 to this report for further information regarding oil prices and reserves.

Also under the full cost method, we are required to record a permanent impairment provision if the net book value of our oil and gas properties less related deferred taxes exceeds a ceiling value equal to the present value of the future cash inflows from proved reserves, tax effected and discounted at 10%. The ceiling test is computed at the end of each quarter. All of the factors discussed in the three paragraphs above also effect the determination of the present value of the future cash inflows from proved reserves.  The oil and gas prices used in calculating future cash inflows are based upon the market price on the last day of the accounting period. Oil and gas prices are generally volatile and if the market prices at a period end date have decreased, we may have to record impairment.  We have recorded impairments in the past as a result of low oil prices.

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment.  Other than oil and gas properties previously discussed, long-lived assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable.  Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset.  Our estimate of future net cash flows is primarily based upon the assumption that the trends of actual historical cash flows will continue in the future for the projected remaining physical life of the property.  No impairment losses have been recognized on long-lived assets.

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

We have recorded asset retirement obligations related to our oil and gas properties.  The fair value of the liability is estimated based on historical experience in plugging and abandoning wells, federal and state regulatory requirements, estimated productive lives of wells, estimates of the cost to plug and abandon wells in the future, and the Company’s credit-adjusted risk-free interest rate.  Any or all of those factors may change over time as additional information becomes available.  The effect of such changes on our estimate of the liability is recorded in the period in which the change is made.  The factor that is most likely to have a material effect on our estimated liability is the estimated productive lives of wells.  This estimate is based on the study by our independent petroleum engineers discussed in the oil and gas properties section above.

We have also identified other asset retirement obligations that are not recorded because a reasonable estimate of the fair value cannot be made due to the indeterminate life of the associated assets.  There are no assets legally restricted for the purpose of settling asset retirement obligations.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to record income tax expense.  This process involves calculating our current taxes payable and assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We regularly estimate the recoverability of our deferred tax assets based on, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Due to our history of incurring taxable losses in most years, we do not project that we will generate future taxable income.  Therefore, the recoverability of our deferred tax assets is based solely on the future reversal of existing timing differences.  Accordingly, we have recorded a valuation allowance for the excess of our statutory depletion carryforward over the future reversal of existing timing differences. To the extent we increase or decrease the allowance in a period, we include an expense or benefit within the tax provision in the statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth the selected financial data during the last five years.

	2004	2003	2002	2001	2000
Operating Revenue	$ 6,820,125	$ 4,842,952	$ 3,987,686	$ 4,216,402	$ 5,325,378
Net Income	1,105,846	446,563	91,374	41,818	1,414,797
Net Income Per Share	.30	.12	.02	.01	.36
AT YEAR END:
Total Assets	12,720,171	11,584,273	9,048,200	8,201,719	7,450,286
Long-term Debt	1,205,729	1,599,479	1,910,228	1,035,228	375,000
Current Maturities	518,750	479,457	132,260	125,000	125,000
Working Capital (deficit)	85,081	(172,970)	310,516	(223,782)	423,897
Stockholders’ Equity	7,079,732	5,973,886	5,616,211	5,536,009	5,712,655

Comparison of 2004 to 2003 For Oil and Gas Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Oil and gas production
sold (BOE)	123,831	(9.8%)	137,237	(3.5%)

Average price per BOE	$ 35.95	36.5%	$ 26.34	25.7%

Oil and gas revenue	$ 4,452,114	23.2%	$ 3,614,592	21.3%

Production costs	$ 1,922,479	7.6%	$ 1,786,379	10.3%

Average production cost per BOE	$ 15.53	19.3%	$ 13.02	14.3%

Depreciation, depletion and amortization	$ 580,106	2.5%	$ 566,084	5.8%

Operating income	$ 1,949,529	54.5%	$ 1,262,129	52.8%

The relative changes in revenue, production costs and operating income for oil and gas operations for years ended 2004 and 2003 are shown in the chart above.  The source of all of our oil and gas revenue is our sales of oil in 42-gallon barrels, abbreviated BBL, and gas in thousands of cubic feet at atmospheric conditions, abbreviated MCF.  We convert gas to its approximate “oil equivalent” by its relative energy content of six MCF to 1 BBL of oil to express total oil and gas sales in barrels of oil equivalent, abbreviated BOE.

Total 2004 oil and gas production sold expressed in BOE followed the trend of each of the quarters of 2004 lagging 9% to 10% behind 2003 sales volumes resulting in 9.8% or 13,400 barrels less than 2003.  While this was disappointing to us, there were several reasons for the lower volumes.

First, and foremost, was our desire to use administrative and technical resources to create the Landa West Madison Unit, (LWMU), a project that consumed much of our human resources from May 2004, through October 1, 2004, when the North Dakota Industrial Commission-Oil and Gas Division finally approved that Unit.  Creating that unit required the drilling of 1 well (0.92 net) that was our first 2004 well drilled. Creation of that Unit is now behind us, and almost all of the water-flood implementation facilities were completed through the winter months.  We had hoped water injection could have started by year-end 2004, but equipment and labor shortages combined with winter weather conditions delayed the initiation of water injection until the spring of 2005.  As a result of the formation of LWMU, secondary recoverable reserves (105,000 BO) were assigned to Proved Developed of which 50% were classified as Proved Developed Non-producing and 50% as Proved Developed Producing.

The Grann-County #1 well was taken off of production in June, 2004 in preparation for conversion to water injection.  Prior to any active water injection, LWMU production realized a quick positive response by removing 200 Bbls/day of fluid draw down from the reservoir.  This helped to augment the line drive mechanism already existing in the adjoining Landa Madison Unit.  Secondary reserves (53,000 BO) due to the Grann-County #1 injection well were assigned to Proved Developed Producing.

An additional 52,000 BO of secondary reserves were assigned to Proved Developed Non-Producing in anticipation of the Stella Rice #2-27 being completed as an injection well.  Conversion of both wells to water injectors is expected to be completed during the summer, 2005.  This will fully complete the line drive mechanism in the water flood.

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

The margin between average revenue per BOE and average cost per BOE was $20.42 in 2004 compared to $13.32 in 2003.  Oil and gas depletion in 2004 was $580,106, or 2% higher than 2003.  Operating income for the oil and gas segment of our operations increased to  $1.9 million in 2004 compared to $1.3 million for 2003.

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

Comparison of 2004 to 2003 For Drilling Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Operating days	133.1	136.8%	56.2	55.2%

Drilling revenue	$ 1,077,367	165.3%	$ 406,141	44.8%

Average revenue per day	$ 8,094	12%	$ 7,227	(6.7%)

Drilling Costs	$ 1,009,051	172.8%	$ 369,869	55.6%

Average costs per day	$ 7,581	15.2%	$ 6,581	--%

Depreciation, depletion and amortization	$ 128,335	117%	$ 59,133	60.9%

Operating income (loss)	$ (60,019)	(163%)	$ (22,861)	(478%)

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

Drilling rig depreciation in 2004 was $128,335, or 117% higher due to the increased number of days the rig was utilized.  Operating income (loss) in 2004 was ($60,019) compared to a loss of $22,861 in 2003.  Because WSDC has value to us over and above its financial profit potential, our primary goal in these first few years is that drilling operations result in a positive cash flow.  Going forward, we still expect cash flow from drilling operations may be re-invested into the drilling equipment to expand WSDC’s project capabilities.

Comparison of 2004 to 2003 For Leonardite Operations

	Year 2004	% Increase (Decrease) From 2003	Year 2003	% Increase (Decrease) From 2002

Leonardite sold (Tons)	10,093	53.9%	6,558	0.7%

Average price	$ 127.88	2.0%	$ 125.38	12.3%

Leonardite revenue	$ 1,290,644	57.0%	$ 822,219	13.1%

Production costs	$ 1,168,148	37.4%	$ 850,373	17.0%

Average production costs per ton	$ 115.74	(10.7%)	$ 129.67	16.2%

Depreciation, depletion and amortization	$ 99,412	--	$ 99,478	(4.1%)

Operating income (loss)	$ 23,084	118%	$ (127,632)	(23.4%)

Leonardite product sales were $1,290,644 in 2004 compared to $822,219 in 2003, an increase of $468,425 or 57%.  This increase was due to more drilling activity in the Gulf and more specialty product sales as a result of the higher oil prices.  Production sold in 2004 was 10,093 tons at an average price of $127.88 compared to 6,558 tons at an average price of $125.38 for 2003.

Cost of leonardite sold was $1,168,148 in 2004 compared to $850,373 in 2003, an increase of $317,775 or 37.4%.  Average production costs per ton were $115.74 and $129.67 for 2004 and 2003, respectively.  Costs per ton decreased approximately 10.7% for 2004 compared to 2003 due mainly to the higher sales volume in relation to fixed costs.  Leonardite depreciation in 2004 was $99,412 and remained relatively flat.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” on page 34.

ITEM 8.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES (Form 10-KSB)

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. J. P. Vickers, has implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Vickers.  Our executive officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.  Based on such evaluation, Mr. Vickers concluded that the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material   information relating to the Company that is required to be included in our reports filed or submitted under the Security Exchange Act of 1934.  Moreover, there were no changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

Oil and Gas Properties

The Company utilizes the full cost method of accounting for oil and gas properties.  All costs relating to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.  All costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized.  (Such costs include costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs, certain internal costs associated directly with acquisition, drilling and well equipment inventory, exploration and development activities, estimated dismantlement and abandonment costs, site restoration and environmental exit costs, etc.)

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

Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions. Consideration received from the sale or other disposition of oil and gas properties, including from sales or transfers of properties in connection with partnerships, joint venture operations, or other forms of drilling arrangements (e.g., carried interest, turnkey wells, management fees, etc.), is credited to capitalized costs except to the extent that such consideration represents the reimbursement of current expenses.

No income is recognized from the performance of contractual services (e.g. drilling, well service, etc.) related to properties in which the Company holds an ownership or other economic interest. Any such income not recognized is credited to capitalized costs.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

H.

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

K.

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

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Oil and gas sales	$ 4,452,114	$ 3,614,592	$ 2,980,228
Production costs	(1,922,479)	(1,786,379)	(1,619,049)
Depletion, depreciation and amortization	(580,106)	(566,084)	(535,091)

	1,949,529	1,262,129	826,088

Statutory income tax provision	(49,808)	--	--

	$ 1,899,721	$ 1,262,129	$ 826,088

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

July 14, 2005

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

Signatures

Title

Date

/s/ J. P. Vickers

President (principal executive

7/14/05

J. P. Vickers

officer and principal financial

officer) and Director

/s/ Cathy Kruse

Secretary

7/14/05

Cathy Kruse

and Director

/s/ Dennis Hoffelt

Director

7/14/05

Dennis Hoffelt

/s/ Paul A. Krile

Director

7/14/05

Paul A. Krile

/s/ Nick Voller

Director

7/14/05

Nick Voller

/s/ Duane Ashley

Director

7/14/05

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

July 14, 2005

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

July 14, 2005

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

July 14, 2005

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

July 14, 2005