Form 10QSB/A
period 2005-03-31
GEORESOURCES INC
filed 2005-07-15
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”, “our” or “we”) for the quarter ended March 31, 2005 that was originally filed with the Securities and Exchange Commission on May 13, 2005 is being filed to enhance the overall phraseology and disclosure in our filing.  This Amendment on For 10-QSB/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-QSB.

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

Item 3.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. J. P. Vickers, has implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Vickers.  Our executive officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.  Based on such evaluation, Mr. Vickers concluded that the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

During the period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors, that have materially affected or are reasonably likely to materially affect the Company’s  internal controls over financial reporting.

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

July 14, 2005

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

July 14, 2005

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

July 14, 2005

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