Form 10QSB
period 2005-06-30
GEORESOURCES INC
filed 2005-08-11
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

YES [X]          NO [   ] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, par value $.01 per share	3,762,769 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Consolidated Balance Sheets

3

(June 30, 2005, and December 31, 2004)

Consolidated Statements of Operations

4

(Three months ended June 30, 2005, and 2004

 and six months ended June 30, 2005, and 2004)

Consolidated Statements of Cash Flows

5

(Six months ended June 30, 2005, and 2004)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operations

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 4.

Submissions of Matters to a Vote of Securities Holders

12

Item 6.

Exhibits and Reports on Form 8-K

12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 923,414	$ 715,551
Trade receivables, net	742,416	1,030,716
Insurance claim receivable	735,374	--
Inventories	231,726	235,405
Prepaid expenses	116,869	65,762
Total current assets	2,749,799	2,047,434
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	26,441,929	25,997,466
Properties not subject to amortization	215,089	213,921
Drilling rig and equipment	1,558,953	1,533,838
Leonardite plant and equipment	828,213	3,284,466
Other	753,009	756,535
	29,797,193	31,786,226
Less accumulated depreciation, depletion
amortization and impairment	(19,199,000)	(21,113,489)
Net property, plant and equipment	10,598,193	10,672,737
TOTAL ASSETS	$ 13,347,992	$ 12,720,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 756,476	$ 996,624
Accrued expenses	428,134	382,693
Current portions of capital lease obligations	49,888	64,286
Current maturities of long-term debt	527,057	518,750
Total current liabilities	1,761,555	1,962,353
CAPITAL LEASE OBLIGATIONS, less current portions	35,632	54,847
LONG-TERM DEBT, less current maturities	821,354	1,205,729
ASSET RETIREMENT OBLIGATION	1,939,080	1,893,510
DEFERRED INCOME TAXES	580,000	524,000
Total liabilities	5,137,621	5,640,439
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,727,977
and 3,723,977 shares, respectively	37,280	37,240
Additional paid-in capital	305,132	295,932
Retained earnings	7,867,959	6,746,560
Total stockholders' equity	8,210,371	7,079,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 13,347,992	$ 12,720,171

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
OPERATING REVENUES:
Oil and gas sales	$ 1,316,713	$ 1,020,635	$ 2,475,161	$ 1,916,960
Leonardite sales	279,796	295,296	772,780	550,532
Drilling revenue	256,890	318,081	460,643	318,081

	1,853,399	1,634,012	3,708,584	2,785,573

OPERATING COSTS AND EXPENSES:
Oil and gas production	507,258	403,256	944,042	863,740
Cost of leonardite sold	272,151	245,297	708,126	503,431
Drilling costs	247,030	316,898	536,936	365,053
Depreciation and depletion	200,568	206,110	389,660	362,968
Selling, general and administrative	170,003	200,366	348,247	325,354

	1,397,010	1,371,927	2,927,011	2,420,546

Operating income	456,389	262,085	781,573	365,027

OTHER INCOME (EXPENSE):
Interest expense	(23,459)	(20,231)	(47,706)	(38,626)
Interest income	10,421	9,852	11,564	10,158
Gain on involuntary conversion of Leonardite facility	497,743	--	497,743	--
Other income, net	4,950	4,950	7,225	9,900

	489,655	(5,429)	468,826	(18,568)

Income before income taxes	946,044	256,656	1,250,399	346,459

Income tax expense	(98,000)	(23,000)	(129,000)	(29,000)

Net income	$ 848,044	$ 233,656	$ 1,121,399	$ 317,459

EARNINGS PER SHARE:

Basic	$ .23	$ .06	$ .30	$ .09

Diluted	$ .22	$ .06	$ .29	$ .09

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,121,399	$ 317,459
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	389,660	362,968
Accretion of asset retirement obligation	45,570	41,500
Deferred income taxes	56,000	29,000
Gain on involuntary conversion of Leonardite facility	(497,744)
Other	(2,018)	1,250
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	288,300	57,670
Inventories	3,679	(15,799)
Prepaid expenses and other	(51,107)	(11,893)
Increase (decrease) in:
Accounts payable	(213,769)	(18,879)
Accrued expenses	28,148	(99,376)

Net cash provided by operating activities	1,168,118	663,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(576,319)	(546,606)
Proceeds from sale of property, plant and equipment	16,505	6,281

Net cash provided by (used in) investing activities	(559,814)	(540,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligations	(33,613)	--
Debt issue costs	--	(15,000)
Proceeds from long-term borrowings	10,006	125,000
Principal payments on long-term debt	(386,074)	(217,912)
Stock options exercised	9,240	--

Net cash used in financing activities	(400,441)	(107,912)

NET INCREASE IN CASH AND EQUIVALENTS	207,863	15,663

CASH AND EQUIVALENTS, beginning of period	715,551	343,419

CASH AND EQUIVALENTS, end of period	$ 923,414	$ 359,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 47,706	$ 38,626
Income taxes	1,100	1,025

NONCASH INVESTING ACTIVITIES

During the quarter ended June 30, 2005, the Company recognized an insurance claim receivable of $735,374 and accrued costs of $17,293 related to the involuntary conversion of its Leonardite facility having a net book value of $213,144.

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2005, and the results of operations and cash flows for the three months and six months ended June 30, 2005, and 2004.

The results of operations for the period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Presented below are our identifiable net assets as of the date indicated:

	June 30, 2005	December 31, 2004
Oil and gas	$ 9,500,729	$ 9,237,435
Leonardite	1,176,057	820,742
Drilling	1,407,891	1,546,104
General corporate activities	1,263,315	1,115,890
	$ 13,347,992	$ 12,720,171

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Oil and gas	$ 1,316,713	$ 1,020,635	$ 2,475,161	$ 1,916,960
Leonardite	279,796	295,296	772,780	550,532
Drilling	256,890	318,081	460,643	318,081
	$ 1,853,399	$ 1,634,012	$ 3,708,584	$ 2,785,573

Operating income (loss)
Oil and gas	$ 664,906	$ 480,349	$ 1,259,204	$ 794,413
Leonardite	(18,995)	18,504	4,168	(14,623)
Drilling	(20,285)	(34,728)	(134,442)	(83,685)
General corporate activities	(169,237)	(202,040)	(347,357)	(331,078)
	$ 456,389	$ 262,085	$ 781,573	$ 365,027

4.

Our leonardite processing facility was damaged in a fire on May 17, 2005 and has not operated since that date.  Our insurance carrier has determined the scope of damage and we have recognized an insurance claim receivable of $735,000.  We have also recorded a $498,000 gain consisting of the insurance claim receivable less the net book value of the facility at the time of the fire and less direct costs incurred because of the fire.  We are exploring strategic alternatives for our leonardite operating segment.  If a decision is reached to restore the facility and resume operations, we have been informed by our insurance carrier that we will receive an additional amount of approximately $640,000 for the replacement cost of the repair and restoration.

Our mining of leonardite raw material has not been affected by the fire; however, other assets undamaged by the fire are temporarily idle pending either the resumption of operations at the processing facility, the employment of those assets in an alternative use, or their sale or other disposition.  The net book value of temporarily idle assets as of June 30, 2005 is $192,115.

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

Results of Operations - Three Months and Six Months Ended June 30, 2005, compared to Three Months and Six Months Ended June 30, 2004

Information concerning our oil and gas operations for the three months and six months ended June 30, 2005, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period	Six Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period

Oil and gas production sold (BOE)	29,323	(5%)	55,842	(7%)

Average price per BOE	$ 44.90	35%	$ 44.32	39%

Oil and gas revenue	$ 1,316,713	29%	$ 2,475,161	29%

Production costs	$ 507,258	26%	$ 944,042	9%

Average production cost per BOE	$ 17.30	32%	$ 16.91	17%

Depreciation, depletion and amortization	$ 144,549	5%	$ 271,915	5%

Operating income	$ 664,906	38%	$ 1,259,204	59%

Oil and gas production sold during the second quarter of 2005 declined by 1,650 barrels of oil equivalent (BOE), or 5%, compared to the same quarter in 2004, and decreased by 4,200 BOE, or 7%, for the first half of 2005 compared to that same period in 2004.  These declines in BOE were the result of normal production declines and the lack of new production to offset these declines.  Our Landa West Madison Unit initiated water injection this quarter, but the waterflood production results will not be recognized immediately.  However, we believe the unitization and water injection program will eventually increase both reserves and production from that field.  During the second quarter we also participated with our 10% non-operated interest in the horizontal re-entry of an 8,100-foot exploratory well drilled in Mountrail County during 2004.  This horizontal lateral was completed in June 2005.  Subsequent to the end of the second quarter, surface production equipment and electricity were being installed with production anticipated in August 2005.  Our interest in this well is not substantial but the prospect partners expect it to be an economic well.  In addition, we have been performing remedial work and work-over projects that we expect will continue in 2005.  We also plan to drill two gross (two net) wells by the end of the year in order to stem our production declines.  These wells include one exploratory well and one development well.

Although sales volumes were lower, we received substantially higher average oil value per BOE that enabled oil and gas revenue to increase $296,000, or 29%, for the three months ended June 30, 2005, and increase $558,000, or 29%, for the six months ended June 30, 2005, compared to the same periods in 2004.  These significantly improved revenues were entirely due to substantially elevated oil and gas prices.  Second quarter prices per BOE were 35%, or $11.60, higher, and first half 2005 BOE values were 39%, or $12.37, above those for the same periods in 2004.

Second quarter 2005 oil and gas production costs increased from the prior year, rising $104,000, or 26%.  First half 2005 costs were higher by $80,000, or 9%.  The increase in production costs was primarily due to higher severance taxes that vary directly with production revenue.  Production costs on a per-equivalent-barrel basis for the second quarter of 2005 rose $4.33, or 33%, and increased $2.51, or 17%, for the first half of 2005 compared to the same period in 2004 due to increased industry rates for all available well services for repairs and maintenance.

Operating income for the three months ended June 30, 2005, was $665,000, a 38% increase from the same period in 2004.  The six months’ operating income for 2005 increased 59%, or $1,259,000, over 2004.

Information concerning our leonardite operations for the three months and six months ended June 30, 2005, is set forth in the table below:

Leonardite Operations

	Three Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period	Six Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period

Leonardite production sold (tons)	2,035	(20%)	5,389	20%

Average revenue per ton	$ 137.49	13%	$ 143.40	17%

Leonardite revenue	$ 279,796	(5%)	$ 772,780	40%

Cost of leonardite sold	$ 272,151	11%	$ 708,126	41%

Average production cost per ton	$ 133.74	33%	$ 131.40	17%

Depreciation, depletion and amortization	$ 17,657	(28%)	$ 43,147	(13%)

Operating income (loss)	$ (18,995)	(203%)	$ 4,168	N/A

Leonardite production sold decreased 402 tons, or 20%, and increased 912 tons, or 20%, respectively, for the three- and six-month periods ended June 30, 2005, compared to the equivalent periods in 2004.  The increase in the first half of 2005 was due to a 64% increase in the first quarter and a 34% increase during the first month of the second quarter compared to the same periods in 2004.  Revenue also increased 40%, or $222,000, for the first half of 2005 over the same period in 2004 but revenue decreased 5%, or $16,000, for the three months ended June 30, 2005, compared to the same period in 2004.  Decreases in production and revenue for the second quarter are the result of the May 17, 2005 fire at our Leonardite facility.  Although the actual processing equipment was relatively unaffected, the damage to the electrical systems that control the operation of the equipment was significant.  This has caused us to suspend production indefinitely.

Cost of leonardite sold increased $27,000, or 11%, and $205,000, or 41%, for the three- and six-month periods, respectively, compared to the same periods in 2004.  The increase in costs is relatively proportionate with the increased sales while the plant was in production.  Average per ton production costs for the three- and six-month periods ended June 30, 2005, increased $33.08, or 33%, and $18.95, or 17%, compared to the same periods in 2004.

Our insurer for the leonardite facility has determined the scope of the damage and we have recognized a receivable of $735,000 in the second quarter.  We will receive an additional amount of approximately $640,000 for our replacement cost option if we decide to repair and restore the facility to normal operations.  The Board of Directors has formed a special committee to explore strategic alternatives for our leonardite operating segment.

Information concerning our drilling operations for the three months and six months ended June 30, 2005, is set forth in the table below:

Drilling Operations

	Three Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period	Six Months Ended June 30, 2005	% Increase (Decrease) from 2004 Period

Operating days	32.09	22%	58.35	32%

Drilling revenue	$ 256,890	(19%)	$ 460,643	45%

Average revenue per day	$ 8,005	3%	$ 7,894	10%

Drilling Costs	$ 247,030	(22%)	$ 536,936	47%

Average cost per day	$ 7,698	--	$ 9,202	11%

Depreciation, depletion and amortization	$ 30,145	(16%)	$ 58,149	58%

Operating income (loss)	$ (20,285)	N/A	$ (134,442)	N/A

All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly, Western Star Drilling Company’s (“WSDC”) revenue and expenses from the drilling of GeoResources’ wells or wells in which they participated are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.

During the first half of 2005, WSDC’s operations consisted of 58 operating days drilling four wells for other operators.  GeoResources has a 10% interest in one of those wells.  This compares to one well drilled for GeoResources and one for another operator in the same period of 2004.  Drilling costs were higher due to the increased number of days in use but also in part due to unexpected repairs of damage caused by a trucking company while moving the rig.  As the present time, WSDC has four contracts outstanding for the drilling of six additional wells.  GeoResources will operate two of the wells.

Consolidated Analysis

Total operating revenues increased $219,000, or 13%, and $923,000, or 33%, for the three- and six-month periods ended June 30, 2005, compared to the same periods in 2004 due to increased energy prices.  Total operating expenses increased $25,000, or 2%, and $506,000, or 21%, for the same periods.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.  Depreciation, depletion and amortization for the three and six months ended June 30, 2005, increased compared to the prior year periods due to higher depreciation of the drilling rig that is based on the number of days the rig is operated.  Selling, general and administrative increased primarily due to our efforts to increase investor awareness of the company.

Operating income increased to $456,000 and $782,000, respectively, for the three- and six-month periods ended June 30, 2005, compared to $262,000 and $365,000 for the same periods in 2004.  Income taxes were $129,000 for the first half of 2005 due in part to the $498,000 non-operating gain recognized on the involuntary conversion of our Leonardite facility.  After non-operating expenses and a provision for income taxes, net income was $848,000 or $.23 per share and $1,121,000 or $.30 per share for the three- and six-month periods ended June 30, 2005, compared to a net income of $234,000 or $.06 per share and $317,000 or $.09 per share for the same periods in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had working capital of $988,000 compared to working capital of $85,000 at December 31, 2004.  Our current ratio was 1.56 to 1 at June 30, 2005, compared to 1.04 to 1 at December 31, 2004.

Net cash provided by operating activities was $1,168,000 for the six months ended June 30, 2005, compared to $664,000 for the same period in 2004.  Cash was utilized to make payments of $576,000 for additions to property, plant and equipment, $34,000 for payments on capital leases, $261,000 for regularly scheduled payments on long-term debt and $125,000 for prepayment on long-term debt.

We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, which has funds available for use, subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.).  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense has been vigorous, and on September 1, 2004, the District Court considered our Motion for Summary Judgment and ruled in our favor.  On September 14, 2004, the bankruptcy trustee filed a Notice of Appeal.  On June 17, 2005, we filed our Joint Brief of Appellees.

Except as discussed herein, we are not a party to, nor are any of our properties subject to, any pending material legal proceedings.  We know of no legal proceedings contemplated or threatened against us.

Item 4. Submissions of Matters to a Vote of Securities Holders.

The Company’s annual meeting of stockholders was held Tuesday, June 7, 2005.  The items submitted to stockholders for vote were as follows:

1)

The election of six nominees to serve on the Company’s board of directors during 2005 and until the Company’s next annual meeting.

The vote tabulation with respect to each nominee was as follows:

Shares

Shares

Voted For

Withheld

Duane Ashley

3,188,080

9,275

H. Dennis Hoffelt

3,187,301

9,275

Paul A. Krile

3,187,781

9,275

Cathy Kruse

3,137,877

9,275

Jeffrey P. Vickers

3,136,919

9,275

Nick Voller

3,162,176

9,275

There were no solicitations in opposition to the nominees.

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

August 11, 2005

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

August 11, 2005

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

August 11, 2005

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

August 11, 2005

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

August 11, 2005