Form 10QSB
period 2005-09-30
GEORESOURCES INC
filed 2005-11-15
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Yes [X]          No [   ] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]          No [X] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2005
Common Stock, par value $.01 per share	3,765,269 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(September 30, 2005, and December 31, 2004)

Consolidated Statements of Operations

4

(Three months ended September 30, 2005, and 2004

 and nine months ended September 30, 2005, and 2004)

Consolidated Statements of Cash Flows

5

(Nine months ended September 30, 2005, and 2004)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

12

Item 1.

Legal Proceedings

12

Item 6.

Exhibits and Reports on Form 8-K

12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 2,023,649	$ 715,551
Trade receivables, net	855,256	1,030,716
Insurance claim receivable	41,223	--
Inventories	246,722	235,405
Prepaid expenses	97,493	65,762
Total current assets	3,264,343	2,047,434
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	26,668,212	25,997,466
Properties not subject to amortization	223,921	213,921
Drilling rig and equipment	1,586,244	1,533,838
Leonardite plant and equipment	850,889	3,284,466
Other	788,671	756,535
	30,117,937	31,786,226
Less accumulated depreciation, depletion
amortization and impairment	(19,464,347)	(21,113,489)
Net property, plant and equipment	10,653,590	10,672,737
TOTAL ASSETS	$ 13,917,933	$ 12,720,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 643,720	$ 996,624
Accrued expenses	389,432	382,693
Income taxes payable	151,000	--
Current portions of capital lease obligations	42,520	64,286
Current maturities of long-term debt	526,145	518,750
Total current liabilities	1,752,817	1,962,353

CAPITAL LEASE OBLIGATIONS, less current portions	25,798	54,847
LONG-TERM DEBT, less current maturities	691,667	1,205,729
ASSET RETIREMENT OBLIGATION	1,962,230	1,893,510
DEFERRED INCOME TAXES	612,000	524,000
Total liabilities	5,044,512	5,640,439
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,765,269
and 3,723,977 shares, respectively	37,653	37,240
Additional paid-in capital	391,881	295,932
Retained earnings	8,443,887	6,746,560
Total stockholders' equity	8,873,421	7,079,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 13,917,933	$ 12,720,171

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
OPERATING REVENUES:
Oil and gas sales	$ 1,654,831	$ 1,206,352	$ 4,129,992	$ 3,123,312
Leonardite sales	25,803	297,537	798,583	848,069
Drilling revenue	694,452	302,778	1,155,095	620,859

	2,375,086	1,806,667	6,083,670	4,592,240

OPERATING COSTS AND EXPENSES:
Oil and gas production	693,882	500,224	1,637,924	1,363,964
Leonardite operations	76,421	234,363	744,143	737,794
Drilling costs	527,384	250,380	1,064,320	615,433
Depreciation and depletion	219,276	208,400	608,936	571,368
Selling, general and administrative	148,397	128,637	496,644	453,991

	1,665,360	1,322,004	4,551,967	3,742,550

Operating income	709,726	484,663	1,531,703	849,690

OTHER INCOME (EXPENSE):
Interest expense	(22,419)	(21,991)	(70,125)	(60,617)
Interest income	2,979	306	14,543	10,464
Gain on involuntary conversion of Leonardite facility	--	--	497,743	--
Other, net	(4,359)	4,950	(37,538)	14,850

	(23,799)	(16,735)	404,623	(35,303)

Income before income taxes	685,927	467,928	1,936,326	814,387

Income tax expense	110,000	49,000	239,000	78,000

Net income	$ 575,927	$ 418,928	$ 1,697,326	$ 736,387

EARNINGS PER SHARE:

Basic	$ .15	$ .11	$ .45	$ .20

Diluted	$ .15	$ .11	$ .44	$ .20

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,697,326	$ 736,387
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	608,936	571,368
Accretion of asset retirement obligation	68,720	62,800
Deferred income taxes	88,000	78,000
Gain on involuntary conversion of Leonardite facility	(497,743)	--
Other	6,425	2,500
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	175,460	79,446
Inventories	(11,317)	(66,413)
Prepaid expenses and other	(31,731)	1,392
Increase (decrease) in:
Accounts payable	(357,898)	3,279
Accrued expenses	6,739	(84,600)
Income taxes payable	151,000	--

Net cash provided by operating activities	1,903,917	1,384,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(855,797)	(1,033,171)
Proceeds from insurance claim	694,151	--
Proceeds from sale of property, plant and equipment	26,946	11,583

Net cash used in investing activities	(134,700)	(1,021,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligations	(50,815)	--
Debt issue costs	--	(15,000)
Proceeds from stock options exercised	96,363	--
Proceeds from long-term borrowings	10,006	125,000
Principal payments on long-term debt	(516,673)	(348,510)

Net cash used in financing activities	(461,119)	(238,510)

NET INCREASE IN CASH AND EQUIVALENTS	1,308,098	124,061

CASH AND EQUIVALENTS, beginning of period	715,551	343,419

CASH AND EQUIVALENTS, end of period	$ 2,023,649	$ 467,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 70,125	$ 60,617
Income taxes	1,120	1,104
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2005, and the results of operations and cash flows for the three months and nine months ended September 30, 2005, and 2004.

The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.

We assess performance and allocate resources based upon our products and services, which consist principally of:  A) oil and gas exploration, development and production; B) mining and processing of leonardite; and C) oil and gas drilling.  All operations are conducted within the United States.  Sales and other material transactions between the segments have been eliminated.  Certain corporate costs, assets (including cash) and capital expenditures that are considered to benefit the entire organization are not allocated to our operating segments.  Interest income, interest expense and income taxes are also not allocated to operating segments.  There are no significant accounting differences between internal segment reporting and consolidated external reporting.

Presented below are our identifiable net assets as of the date indicated:

	September 30, 2005	December 31, 2004
Oil and gas	$ 9,679,146	$ 9,237,435
Leonardite	459,237	820,742
Drilling	1,604,542	1,546,104
General corporate activities	2,175,008	1,115,890
	$ 13,917,933	$ 12,720,171

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Oil and gas	$ 1,654,831	$ 1,206,352	$ 4,129,992	$ 3,123,312
Leonardite	25,803	297,537	798,583	848,069
Drilling	694,452	302,778	1,155,095	620,859
	$ 2,375,086	$ 1,806,667	$ 6,083,670	$ 4,592,240

Operating income (loss)
Oil and gas	$ 806,907	$ 564,158	$ 2,066,111	$ 1,358,571
Leonardite	(55,165)	29,934	(10,593)	15,311
Drilling	111,071	19,274	(23,371)	(64,411)
General corporate activities	(153,087)	(128,703)	(500,444)	(459,781)
	$ 709,726	$ 484,663	$ 1,531,703	$ 849,690

4.

Our leonardite processing facility was damaged in a fire on May 17, 2005, and has not operated since that date.  Our insurance carrier has determined the scope of damage, and we have recognized an insurance claim receivable of $41,000 and have received payments amounting to $694,000.  We have also recorded a $493,000 gain consisting of the insurance claim receivable and cash received less the net book value of the facility at the time of the fire and less direct costs incurred because of the fire.  Although we are continuing to explore other strategic alternatives for our leonardite operating segment, as of November 11, 2005, we are expecting to rebuild our leonardite facility and we have given our insurance carrier written notice of that intention.  It is uncertain at this time when such construction could begin due to extreme labor shortages caused by oil and gas activity in our area.  Once construction begins, we have been informed by our insurance company that we will be able to draw on additional insurance proceeds up to $640,000, which is contingent on replacement of the facility.

The fire has not affected our mining of leonardite raw material; however, other assets undamaged by the fire are temporarily idle pending either the resumption of operations at the processing facility, the employment of those assets in an alternative use, or their sale or other disposition.  The net book value of temporarily idle assets, which consists of property, equipment, and inventory, as of September 30, 2005, is $223,614.

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

Results of Operations - Three Months and Nine Months Ended September 30, 2005, compared to Three Months and Nine Months Ended September 30, 2004

Information concerning our oil and gas operations for the three months and nine months ended September 30, 2005, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period	Nine Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period

Oil and gas production sold (BOE)	29,978	(3%)	85,820	(6%)

Average price per BOE	$ 55.20	42%	$ 48.12	40%

Oil and gas revenue	$ 1,654,831	37%	$ 4,129,992	32%

Production costs	$ 693,882	39%	$ 1,637,924	20%

Average production cost per BOE	$ 23.15	44%	$ 19.09	27%

Depreciation, depletion and amortization	$ 154,042	9%	$ 425,957	6%

Operating income	$ 806,907	43%	$ 2,066,111	52%

Oil and gas production sold, expressed in barrels of oil equivalent (“BOE”), declined 1,051 BOE, or 3%, and 5,206 BOE, or 6%, for the three- and nine-month periods ended September 30, 2005, compared to the same periods in 2004.  These declines were less than the natural decline of our wells due to our performance of work-overs on some of our wells that were not producing at full capacity and the resumption of production from some shut-in wells.  Also, we are drilling two gross (two net) wells in the fourth quarter.  The first well, Anderson 41-25 #3, located in Bottineau County, North Dakota, was spudded on October 25, 2005, and total depth was reached on November 1, 2005.  Pipe was set on this development well, and completion should commence soon.  The second well, Boll 1-27, is an exploratory well located in Bottineau County, North Dakota, and that well should be spudded in late November or early December.  Admittedly, our production has not increased in several years corresponding to the time that much of our human and financial resources were devoted to building our Western Star Drilling Company subsidiary.  Growth in drilling operations has taken a little longer than we had hoped but we believe 2005 is resulting as a pivotal year for drilling and that we can go forward with a more aggressive focus for our exploration and production operations.

For the three months ended September 30, 2005, we received an average price per BOE of $55.20, a 42% increase from the same quarter in 2004.  The nine months ended September 2005 also reflected a 40% increase in the average oil value per BOE to $48.12 compared to the nine months ended September 2004.  Although sales volumes declined slightly, oil and gas revenue increased 37% to $1,655,000 and 32% to $4,130,000 for the third quarter and nine months ended September 30, 2005, compared to the same periods in 2004.  The improved revenues were entirely due to the higher average price per BOE.

Oil and gas production costs for the third quarter 2005 increased 39% to $694,000 compared to the third quarter of 2004.  Nine-month oil and gas production costs increased 20% to $1,638,000 compared to the same nine-month period in 2004.  Production costs on a per-equivalent-barrel basis for the third quarter of 2005 rose $7.03, or 44% and increased $4.11, or 27% for the nine months of 2005 compared to the same period in 2004.  Rising production costs were due to our increased work-over activity and to increased rates for essentially all oil-well related supplies and services including, but not limited to, service rig costs, oil treating chemicals, propane fuel, labor, and insurance.  In addition, production taxes are included in our line item termed “Production costs”.  Production taxes were $3.47 per BOE and $2.95 per BOE for the third quarter and nine months, respectively.

Operating income for the three months ended September 30, 2005, was $807,000, a 43% increase from the same period in 2004.  The nine months’ operating income for 2005 increased 52% to $2,066,000 over 2004.

Information concerning our leonardite operations for the three months and nine months ended September 30, 2005, is set forth in the table below:

Leonardite Operations

	Three Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period	Nine Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period

Leonardite production sold (tons)	178	(92%)	5,567	(17%)

Average revenue per ton	$ 144.97	8%	$ 143.45	13%

Leonardite revenue	$ 25,803	(91%)	$ 798,583	(6%)

Cost of leonardite sold	$ 76,421	(67%)	$ 744,143	1%

Average production cost per ton	$ 429.33	306%	$ 133.67	21%

Depreciation,depletion and amortization	$ 421	(98%)	$ 43,568	(41%)

Operating loss	$ (55,165)	(284%)	$ (10,593)	(110%)

Production of leonardite was suspended indefinitely due to a fire on May 17, 2005, at our leonardite processing facility.  Although the actual processing equipment was relatively unaffected, the damage to the electrical systems that control the operation of the equipment was significant.  Leonardite revenue for the third quarter of 2005 was strictly limited to sales of raw material for agricultural use.

The leonardite processing facility continued to incur expenses during the three-month period ended September 30, 2005, due to limited ongoing mining and sale of raw material, normal continuing costs such as insurance premiums and maintenance of equipment, and labor costs associated with employees who performed a general clean up and re-conditioning of the entire site and facility.  Labor and other costs associated specifically with clean up of the fire damage has been charged to other non-operating expense.

Recently we informed our insurance company in writing that we have decided to repair our leonardite facility and restore it to normal operations.  Our insurance replacement cost option should provide an additional amount up to $640,000 payable as the repairs are completed and invoiced.  The timing of these repairs is not certain at this time.  The market for drilling mud additives is strong; however, future market conditions, competition in leonardite based drilling mud additives, or future unforeseeable events and occurrences could cause us to change our plans and affect how, and if, the restoration is done.  For the present time we intend to continue to pursue small raw material sales, engineering design and specification for needed equipment replacement, and any other strategic alternatives that make the best use of our assets.

As discussed in our Annual Report on Form 10-KSB for the Year Ended December 31, 2004, our Leonardite mining operation has a 240-acre Logical Mining Unit (LMU) that contains 160 acres of Bureau of Land Management (BLM) leasehold.  On November 2, 2005, GeoResources, Inc. was issued a mining permit by the North Dakota Public Service Commission.  The permit contains Special Condition No. 1 which prohibits removal of any topsoil, subsoil, or overburden until approval from the Bureau of Land Management is obtained.  This approval is expected to be received before the end of the fourth quarter of 2005.  The new permit is not needed for our current limited production but will be needed when production resumes at our leonardite facility.

Information concerning our drilling operations for the three months and nine months ended September 30, 2005, is set forth in the table below:

Drilling Operations

	Three Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period	Nine Months Ended September 30, 2005	% Increase (Decrease) from 2004 Period

Operating days	60	82%	119	55%

Drilling revenue	$ 694,452	129%	$ 1,155,095	86%

Average revenue per day	$ 11,517	24%	$ 9,731	21%

Drilling Costs	$ 527,384	111%	$ 1,064,320	73%

Average cost per day	$ 8,746	14%	$ 8,966	12%

Depreciation, depletion and amortization	$ 55,997	69%	$ 114,146	39%

Operating income (loss)	$ 111,071	476%	$ (23,371)	N/A

All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly, Western Star Drilling Company’s (“WSDC”) revenue and expenses from the drilling of GeoResources’ wells or wells in which they participated are eliminated in consolidation of the financial statements, and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.

During the first nine months of 2005, WSDC’s operations consisted of 119 operating days drilling seven wells for other operators. GeoResources participated with a 10% interest in one of the other operator’s wells.  This compares to 77 operating days drilling one well for GeoResources and three for other operators in the same period of 2004.  During the 2004 nine months period GeoResources also participated with a 10% interest in one of the other operator’s wells.  For the three months ended September 30, 2005 WSDC operations were 60 days drilling four wells all for other operators, compared to 33 days drilling two wells for other operators in the same period of 2004.  The well counts used in this discussion are gross wells that had drilling in progress in each respective period either for other operators or for GeoResources.  The operating days and all other parameters in the table, however, are the net drilling days in each period associated only with “outside drilling” as explained in the paragraph above.

Drilling days for projects other than GeoResources increased 27 days or 82%, and 42 days or 55%, for the 2005 three- and nine-month periods, respectively, due to higher demand.  On a percentage utilization basis, the 2005 and 2004, three-month periods were 65% and 35% respectively and the nine-month periods were 44% and 28%.  Due to weather, road conditions, truck scheduling, and other factors annual utilization of 70% to 80% would be as high as we might hope to attain.

Due to higher rig utilization, drilling revenue was $392,000 and $534,000 higher for the three- and nine-month periods, respectively, and by the percentages shown in the table above.  Average revenue per day was $2,300 and $1,700 more in the same two periods and by the percentages shown.  This was primarily due to an unusual rig move during the third quarter where we paid the moving cost and re-billed it between two operators, at cost.  Typically, rig moving costs are paid directly by the operator to the mover.

Drilling costs were also higher by $277,000 and $449,000 for the three- and nine-month periods respectively and by their percentages shown in the table.  Average costs per day increased $1,100 and $1,000 in the same two periods.  The drilling costs increases were primarily due to higher rig utilization but they were also affected by the unusual rig move discussed above.

As a result of revenue and expenses, operating income from drilling operations for the third quarter of 2005 was about $92,000 higher than the same period in 2004 by the percentage shown.  Operating income for the nine months was $41,000 higher than the same period in 2004, but did not quite result in a nine-month positive income.  We are very pleased with the WSDC third quarter results but caution that future results might not meet third quarter 2005 performance.  Present indications are good as WSDC has signed and pending contracts for outside drilling as well as one well left for GeoResources before the end of the year.  As long as oil prices remain above $50 per barrel, we believe demand for drilling services will remain strong.

Consolidated Analysis

Total operating revenues increased $568,000, or 31%, and $1,491,000, or 32%, respectively, for the three- and nine-month periods ended September 30, 2005, compared to the same periods in 2004 due to increased energy prices and drilling operations.  Total operating expenses increased $343,000, or 26%, and $809,000, or 22%, for the same periods.  Operating expenses for oil and gas, leonardite, and drilling were previously discussed.   Depreciation, depletion and amortization for the three and nine months ended September 30, 2005, increased compared to the prior year periods due to higher depreciation of the drilling rig that is based on the number of days the rig is operated.  Selling, general and administrative increased primarily due to our efforts to increase investor awareness of the company.

Operating income increased to $710,000 and $1,532,000, respectively, for the three- and nine-month periods ended September 30, 2005, compared to income of $485,000 and $850,000 for the same periods in 2004.  Other non-operating expenses increased $9,300 and $52,000 for the same periods due to uninsured labor and other costs incurred for cleanup of damage specifically related to the fire at our Leonardite facility.  Income taxes were $239,000 for the nine-month period due in part to the $498,000 non-operating gain recognized on the involuntary conversion of our Leonardite facility.  After non-operating expenses and the provision for income taxes, net income was $576,000, or $0.15, per share and $1,697,000, or $0.45, per share for the three- and nine-month periods ended September 30, 2005, compared to a net income of $419,000, or $0.11, per share and $736,000, or $0.20, per share for the same periods in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of $1,511,000 compared to working capital of $85,000 at December 31, 2004.  Our current ratio was 1.86 to 1 at September 30, 2005, compared to 1.04 to 1 at December 31, 2004.

Net cash provided by operating activities was $1,904,000 for the nine months ended September 30, 2005, compared to $1,384,000 for the same period in 2004.  Cash was utilized in 2005 to make payments of $856,000 for additions to property, plant and equipment, $51,000 for payments on capital leases, $392,000 for regularly scheduled payments on long-term debt and $125,000 for prepayment on long-term debt.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.).  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense has been vigorous, and on September 1, 2004, the District Court considered our Motion for Summary Judgment and ruled in our favor.  On September 14, 2004, the bankruptcy trustee filed a Notice of Appeal.  On June 17, 2005, we filed our Joint Brief of Appellees.  Oral arguments before the Fifth Circuit Court of Appeals are scheduled for the week of November 7, 2005.

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

November 14, 2005

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

November 14, 2005

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

November 14, 2005

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

November 14, 2005

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

November 14, 2005