Form 10QSB
period 2006-03-31
GEORESOURCES INC
filed 2006-05-15
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Yes [   ]          No [X] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, par value $.01 per share	3,778,269 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(March 31, 2006 and December 31, 2005)

Consolidated Statements of Operations

4

(Three months ended March 31, 2006 and 2005)

Consolidated Statements of Cash Flows

5

(Three months ended March 31, 2006 and 2005)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 6.

Exhibits and Reports on Form 8-K

11

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 1,525,598	$ 1,669,882
Trade receivables, net	1,024,909	1,109,202
Inventories	270,058	236,081
Prepaid expenses	163,532	38,738
Total current assets	2,984,097	3,053,903
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	28,251,086	27,842,549
Properties not subject to amortization	149,511	202,257
Drilling rig and equipment	1,634,437	1,607,094
Leonardite plant and equipment	882,092	854,789
Other	797,945	790,100
	31,715,071	31,296,789
Less accumulated depreciation, depletion
amortization and impairment	(19,878,836)	(19,650,972)
Net property, plant and equipment	11,836,235	11,645,817
TOTAL ASSETS	$ 14,820,332	$ 14,699,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,001,678	$ 1,152,532
Accrued expenses	224,741	293,505
Income taxes payable	82,000	64,000
Current portions of capital lease obligations	41,549	41,549
Current maturities of long-term debt	446,947	523,941
Total current liabilities	1,796,915	2,075,527
CAPITAL LEASE OBLIGATIONS, less current portions	3,152	13,298
LONG-TERM DEBT, less current maturities	--	177,638
ASSET RETIREMENT OBLIGATION	2,352,390	2,324,690
DEFERRED INCOME TAXES	780,000	753,000
Total liabilities	4,932,457	5,344,153
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding, 3,767,269
and 3,765,269 shares, respectively	37,673	37,653
Additional paid-in capital	396,481	391,881
Retained earnings	9,453,721	8,926,033
Total stockholders' equity	9,887,875	9,355,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,820,332	$ 14,699,720

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2006	2005
OPERATING REVENUES:
Oil and gas sales	$ 1,646,149	$ 1,158,448
Leonardite sales	8,128	492,984
Drilling revenue	518,246	203,753

	2,172,523	1,855,185

OPERATING COSTS AND EXPENSES:
Oil and gas production	627,516	436,784
Leonardite operations	98,188	435,975
Drilling costs	474,335	289,906
Depreciation and depletion	215,761	189,092
Selling, general and administrative	170,801	178,244

	1,586,601	1,530,001

Operating income	585,922	325,184

OTHER INCOME (EXPENSE):
Interest expense	(12,945)	(24,247)
Interest income	4,321	1,143
Other income, net	5,390	2,275

	(3,234)	(20,829)

Income before income taxes	582,688	304,355

Income tax expense	(55,000)	(31,000)

Net income	$ 527,688	$ 273,355

EARNINGS PER SHARE:

Net income, basic and diluted	$ .14	$ .07

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 527,688	$ 273,355
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	215,761	189,092
Accretion of asset retirement obligation	27,700	22,630
Deferred income taxes	27,000	23,000
Other	1,250	3,924
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	84,293	118,616
Inventories	(33,977)	11,572
Prepaid expenses and other	(124,794)	(31,801)
Increase (decrease) in:
Accounts payable	156,721	(26,650)
Accrued expenses	(68,764)	(58,178)
Income taxes payable	18,000	--

Net cash provided by operating activities	830,878	525,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(733,137)	(283,173)
Proceeds from sale of property, plant and equipment	18,133	6,494

Net cash used in investing activities	(715,004)	(276,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligation	(10,146)	(16,675)
Proceeds from long-term borrowings	--	10,006
Proceeds from stock options exercised	4,620	--
Principal payments on long-term debt	(254,632)	(256,386)

Net cash used in financing activities	(260,158)	(263,055)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(144,284)	(14,174)

CASH AND EQUIVALENTS, beginning of period	1,669,882	715,551

CASH AND EQUIVALENTS, end of period	$ 1,525,598	$ 701,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 12,945	$ 24,247
Income taxes	10,000	--
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.

The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2005.

2.

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

3.

We assess performance and allocate resources based upon our products and services, which consist principally of:  A) oil and gas exploration, development and production; B) mining and processing of leonardite; and C) oil and gas drilling.  All operations are conducted within the United States.  Operations of the leonardite segment became substantially idle in May 2005.  See Note 4.  Sales and other material transactions between the segments have been eliminated.  Certain corporate expenses, assets (including cash) and capital expenditures that are considered to benefit the entire organization are not allocated to our operating segments.  Interest income, interest expense, and income taxes are also not allocated to operating segments.  There are no significant accounting differences between internal segment reporting and consolidated external reporting.

Presented below are our identifiable net assets as of the date indicated:

	March 31, 2006	December 31, 2005
Oil and gas	$ 11,018,394	$ 10,759,625
Leonardite	500,458	395,422
Drilling	1,409,208	1,521,874
General corporate activities	1,892,272	2,022,799
	$ 14,820,332	$ 14,699,720

Presented below is information concerning our operating segments for the quarters indicated:

	Three months ended March 31,
	2006	2005
Revenue:
Oil and gas	$ 1,646,149	$ 1,158,448
Leonardite	8,128	492,984
Drilling	518,246	203,753
	$ 2,172,523	$ 1,855,185

Operating income (loss)
Oil and gas	$ 856,796	$ 594,298
Leonardite	(92,390)	23,163
Drilling	1,617	(114,157)
General corporate activities	(180,101)	(178,120)
	$ 585,922	$ 325,184

4.

Our leonardite processing facility was damaged in a fire on May 17, 2005, and has not operated since that date.  Our insurance carrier determined the scope of damage, and we have an insurance claim receivable of $41,000 and previously received payments amounting to $694,000.  During 2005, we recorded a $493,000 gain consisting of the insurance claim receivable and cash received less the net book value of the facility at the time of the fire and less direct costs incurred because of the fire.

The fire has not affected our ability to mine leonardite raw material; however, other assets undamaged by the fire are temporarily idle pending either the resumption of operations at the processing facility, the employment of those assets in an alternative use, or their sale or other disposition.  No depreciation expense has been recorded on these idle assets since May 2005.  The net book value of temporarily idle assets, which consists of property, equipment, and inventory, as of March 31, 2006, is $249,407.

Although we are continuing to explore any strategic alternatives for our leonardite-operating segment, we currently are expecting to restore our leonardite facility to operations, and we have given our insurance carrier written notice of that intention.  It is uncertain at this time when repairs will begin, because the scope of the repairs has not been fully determined due to engineering and design work that have not been completed and labor concerns caused by oil and gas activity in the Williston, North Dakota, area.  For the present time, we intend to keep viable options open by continuing to pursue minor raw material sales, engineering design and specification for needed equipment replacement, and any other strategic alternatives.  If construction activity begins in a reasonable amount of time, we will be able to draw on additional insurance proceeds of up to approximately $640,000 as repairs are made.

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

We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2005, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

In the following section, the results of operations of each of our three business segments is discussed and analyzed separately.  Because certain corporate expenses are considered to benefit the entire organization, they are not allocated to operating segments.  Therefore, in the following discussions, segment operating income (loss) does not include general and administrative expense.

Results of Operations - Three Months Ended March 31, 2006, compared to Three Months Ended March 31, 2005

Information concerning our oil and gas operations for the three months ended March 31, 2006, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended March 31, 2006	Percent Increase (Decrease) from 2005 Period

Oil and gas production sold (BOE)	33,500	26%

Average revenue per BOE	$ 49.14	14%

Oil and gas revenue	$ 1,646,149	42%

Production costs	$ 627,516	44%

Average production cost per BOE	$ 18.73	15%

Depreciation, depletion and amortization (DD&A)	$ 161,837	27%

Segment operating income	$ 856,796	44%

The preceding chart gives various measures of our oil and gas exploration and production operations in the first quarter of 2006 and the percentage change from the same period in the prior year.  Production sold in the first quarter 2006 increased about 7,000 barrels or 26% compared to the same period in 2005 due to successful drilling and remedial workover activity performed in 2005.  The largest single component of the increase was new production from our 100% working interest Anderson 41-25 #3 well in the Leonard Field, Bottineau County, North Dakota that began production January 21, 2006.  The Anderson 41-25 #3 well accounted for 4,000 of the total 7,000 BOE increase in the first quarter of 2006.  More workover and remedial projects are in progress in 2006 primarily targeted at returning shut-in wells to production.  The largest project is returning nine small shut-in gas wells (9 gross, 9 net) in our Hammond Gas Field, Carter County, Montana to production on our 100% owned gathering and compression system during 2006.  This project also contemplates that up to seven other existing wells could be added to the gathering system once gas production was resumed.  We last produced the Hammond Field in 1981 through 1986 and over those six years, it averaged about 50,000 MCF or 8,000 BOE per year of net production.  The Hammond Field is not a large gas property by industry standards but it is our largest gas property.

The average value for our oil and gas sold during the first quarter was $5.89 per BOE higher or 14% above the same period in 2005.  This 14% higher average price together with the 26% higher production discussed above, led oil and gas revenue to increase $488,000 or 42% for the first quarter of 2006 compared to the first quarter of 2005.  Oil and gas production costs escalated $191,000 or 44%, for the 2006 first quarter compared to the same period in 2005 in numerous different expense categories but all related to increasing costs of oilfield related equipment and services and our higher level of workover activity.  The largest single impact on production costs was $111,000 in expense workover costs related to returning shut-in wells to production.  This was followed by a $31,000 increase in production taxes resulting directly from our $488,000 revenue increase, a $16,000 increase in fuel to run our own operations and a $12,000 increase for contract pumping services to produce more wells.  The remaining $21,000 was due to generally higher costs in all our oil and gas related expenses.  Production costs on a per-equivalent-barrel basis for the first quarter of 2006 increased $2.42 or 15% from the first quarter 2005 due to the effects of the 44% greater production costs coupled with the 26% higher volume sold, both as previously discussed.  DD&A for the oil and gas operations was also materially higher due to increases in capitalized oil and gas properties and higher projected costs for planned future investments to develop proved reserves.  The 27% increase in reserves coupled with the 26% higher production kept the depletion rate per BOE essentially stable at about 5%.  As a result of revenues, expenses, and depreciation, the oil and gas segment operating income was about $857,000 or 44% higher than the same period in 2005.  The segment operating income expressed as a percent of revenue was 52% versus 51% for the first quarter of 2006 and 2005, respectively.

Information concerning our leonardite operations for the three months ended March 31, 2006, is set forth in the table below:

Leonardite Operations

	Three Months Ended March 31, 2006	Percent Increase (Decrease) from 2005 Period

Leonardite production sold (tons)	77	(98%)

Average revenue per ton	$ 105.56	(28%)

Leonardite revenue	$ 8,128	(98%)

Cost of leonardite sold	$ 98,188	(77%)

Average production cost per ton	$ 1,275.17	881%

Depreciation, depletion and amortization	$ 2,330	(95%)

Segment operating income (loss)	$ (92,390)	(499%)

Leonardite production sold decreased 3,277 tons, or 98% in the first quarter 2006 compared to the same period in 2005.  Leonardite revenue also decreased 98% to $8,000 in the first quarter 2006 compared to $493,000 in 2005.  A fire in the second quarter of 2005 suspended production of leonardite finished products.  Therefore, only raw material product was sold during the first quarter 2006.

The cost of leonardite sold decreased 77% to $98,000 during the first quarter 2006 compared to $436,000 during the same period in 2005.  This decrease is due to suspended production.  Although the leonardite facility is not processing product, we continue to incur expenses.  Those expenses were primarily related to our mining, normal continuing fixed costs such as insurance premiums and maintenance of equipment, and labor costs, resulting in abnormally high production costs per ton.

Our insurance carrier determined that the replacement cost value (RCV) of the leonardite facility was $1,375,311, with an actual cash value (ACV) of $735,365.  We have received payment for most of the ACV.  Receipt of additional insurance proceeds up to the RCV amount is contingent on our compliance with the replacement cost option of our policy that requires us to replace, repair and restore the facility to operations.  If such repairs are finished in a reasonable amount of time, our insurance will provide the additional amount up to approximately $640,000 payable as the repairs are completed and invoiced.

On November 17, 2005, we informed our insurance company in writing that we have decided to repair our leonardite facility and restore it to normal operations.  The timing of these repairs is not certain at this time because the scope of the repairs has not been fully determined due to processing changes we are investigating.  Our 1982 processing facility used a fluid bed drying process fueled by natural gas that may not be the optimal process to use in today’s markets.  Our plant restoration is affected by several other factors including operating with older equipment, availability of labor, maintaining better quality control for our products, and meeting EPA standards.  We expect insurance proceeds to cover substantially all of the restoration costs.  The market for drilling mud additives is strong; however, future market conditions, competition in leonardite based drilling mud additives, or future unforeseeable events and occurrence as could cause us to change our plans and affect how the restoration is done.  For the present time, we intend to continue to pursue the sale of  raw material products, testing of alternative drying and grinding methods and engineering design and specification for needed equipment replacement.

Our leonardite mining operation has a 240-acre Logical Mining Unit (LMU) that contains 160 acres of BLM leasehold.  In December 2005, we were issued a new mining permit and mine plan approvals by the North Dakota Public Service Commission and the BLM.  We incurred approximately $75,000 of stripping costs opening the new mine pit in January 2006.  These costs are amortized over the expected life of the mine.

Information concerning our drilling operations for the three months ended March 31, 2006, is set forth in the table below:

Drilling Operations

	Three Months Ended March 31, 2006	Percent Increase (Decrease) from 2005 Period

Operating days	46	77%

Drilling revenue	$ 518,246	154%

Average revenue per day	$ 11,266	45%

Drilling costs	$ 474,335	64%

Average cost per day	$ 10,312	(7%)

Depreciation, depletion and amortization	$ 42,294	51%

Segment operating income	$ 1,617	N/A

All amounts in the drilling operations table above are presented in conformance with the consolidation of our financial statements.  Accordingly, revenue and expenses, of our wholly owned subsidiary, Western Star Drilling Company (WSDC), from the drilling of GeoResources’ wells or portions of wells in which it participated are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in its oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.   During the first quarters of 2006 and 2005, WSDC did not drill any wells in which GeoResources had any ownership interest.

During the first quarter of 2006, WSDC’s operations consisted of 46 operating days drilling three wells for other operators.  This compares to 26 operating days drilling two wells for other operators in the first quarter of 2005.  Total footage drilled was 18,597 feet during the first quarter of 2006 versus 10,611 feet for the same period in 2005.

Due to the higher rig utilization, drilling revenue was $518,000 in the first quarter 2006 compared to $204,000 for the same period in 2005, a 154% increase.  Drilling costs for the first quarter of 2006 increased to $474,000 from $290,000, or 64%, compared to the same period in 2005.  Drilling rig depreciation for the first quarter of 2006 was $42,000, or 51%, higher due to the increased number of days the rig was utilized.  Segment operating income was $1,617 compared to a loss of $114,157 for the same period in 2005.  WSDC has value to us over and above its financial potential because it facilitates our ability to explore and develop our own properties.

Consolidated Analysis

Total operating revenue increased $317,000 or 17% due to substantially increased revenue from oil and gas sales and drilling operations partially offset by substantially lower leonardite sales.  Total operating expenses increased $57,000 or 4% and total depreciation, depletion and amortization increased $27,000 or 14%.  These were previously discussed.   Numerous small increases and decreases resulted in an overall decrease of selling, general and administrative costs of $7,000, or 4%.  As a result of all the preceding, total operating income increased to $586,000 compared to operating income of $325,000 for the same period in 2005.  After non-operating expenses and a provision for income taxes, net income increased 93% from a net income of $273,000 or $.07 for the first quarter of 2005 to $528,000 or $.14 for the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $1,187,000 compared to working capital of $978,000 at December 31, 2005.  Our current ratio was 1.66 to 1 at March 31, 2006, compared to 1.47 to 1 at year-end 2005.

Net cash provided by operating activities was $831,000 for the quarter ended March 31, 2006, compared to $526,000 for the same period in 2005.  Cash was utilized to make payments of $733,000 for additions to property, plant and equipment, $10,000 for payments on capital leases, $130,000 for regularly scheduled payments on long-term debt and $125,000 for pre-payment on long-term debt.

We believe our future cash requirements can be met by cash flows from operations and, if necessary, borrowings on our $3,000,000 line-of-credit, which has funds available for use subject to collateral requirements.  Future cash requirements might also be provided by possible forward sales of oil reserves or additional debt or equity financing.

Item 3.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. J. P. Vickers, has implemented the Company’s disclosure controls and procedures to ensure that material information relating to the Company is communicated adequately to Mr. Vickers.  Our executive officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period.  Based on such evaluation, Mr. Vickers concluded that the Company’s disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

During the period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in a bankruptcy case with respect to a preference claim brought on November 8, 2002, in the United States Bankruptcy Court, Southern District of Texas, Houston Division (adversary proceeding number 02-03827, In Re:  Ramba, Inc., Lowell T. Cage, Trustee v. GeoResources, Inc.).  The bankruptcy trustee of a former leonardite customer, Ambar, Inc. (n/k/a Ramba, Inc.) has sued us for approximately $139,000 in an amended preference claim in Bankruptcy Court.  Our defense was vigorous, and on September 1, 2004, the District Court granted our motion for summary judgment.  The Plaintiff perfected an appeal to the Fifth Circuit, which ruled in favor of us except for $28,400.  On April 20, 2006, our settlement offer of $13,000 was accepted by the Plaintiff.

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

10.13

New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14

Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

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

May 12, 2006

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

10.13

New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14

Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

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

May 12, 2006

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

May 12, 2006

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March  31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

May 12, 2006

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

May 12, 2006