Form 10QSB
period 2006-06-30
GEORESOURCES INC
filed 2006-08-11
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

YES [   ]          NO [X]

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, par value $.01 per share	3,778,269 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X]

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(June 30, 2006, and December 31, 2005)

Consolidated Statements of Operations

4

(Three months ended June 30, 2006, and 2005

 and six months ended June 30, 2006, and 2005)

Consolidated Statements of Cash Flows

5

(Six months ended June 30, 2006, and 2005)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operations

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 4.

Submissions of Matters to a Vote of Securities Holders

12

Item 6.

Exhibits and Reports on Form 8-K

12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 1,535,498	$ 1,669,882
Trade receivables, net	1,509,823	1,109,202
Inventories	365,133	236,081
Prepaid expenses	135,296	38,738
Total current assets	3,545,750	3,053,903
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	28,489,833	27,842,549
Properties not subject to amortization	170,074	202,257
Drilling rig and equipment	1,580,624	1,607,094
Leonardite plant and equipment	917,300	854,789
Other	799,995	790,100
	31,957,826	31,296,789
Less accumulated depreciation, depletion
amortization and impairment	(20,077,961)	(19,650,972)
Net property, plant and equipment	11,879,865	11,645,817
TOTAL ASSETS	$ 15,425,615	$ 14,699,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 880,926	$ 1,152,532
Accrued expenses	249,173	293,505
Income taxes payable	118,500	64,000
Current portions of capital lease obligations	34,396	41,549
Current maturities of long-term debt	200,000	523,941
Total current liabilities	1,482,995	2,075,527
CAPITAL LEASE OBLIGATIONS, less current portions	--	13,298
LONG-TERM DEBT, less current maturities	--	177,638
ASSET RETIREMENT OBLIGATION	2,380,550	2,324,690
DEFERRED INCOME TAXES	794,000	753,000
Total liabilities	4,657,545	5,344,153
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,778,269
and 3,765,269 shares, respectively	37,783	37,653
Additional paid-in capital	422,441	391,881
Retained earnings	10,307,846	8,926,033
Total stockholders' equity	10,768,070	9,355,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,425,615	$ 14,699,720

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
OPERATING REVENUES:
Oil and gas sales	$ 1,950,745	$ 1,316,713	$ 3,596,894	$ 2,475,161
Leonardite sales	34,167	279,796	42,295	772,780
Drilling revenue	523,399	256,890	1,041,645	460,643

	2,508,311	1,853,399	4,680,834	3,708,584

OPERATING COSTS AND EXPENSES:
Oil and gas production	692,358	507,258	1,319,874	944,042
Leonardite operations	39,873	272,151	138,061	708,126
Drilling costs	346,263	247,030	820,598	536,936
Depreciation and depletion	218,774	200,568	434,535	389,660
Selling, general and administrative	203,877	170,003	374,678	348,247

	1,501,145	1,397,010	3,087,746	2,927,011

Operating income	1,007,166	456,389	1,593,088	781,573

OTHER INCOME (EXPENSE):
Interest expense	(8,635)	(23,459)	(21,580)	(47,706)
Interest income	9,127	10,421	13,448	11,564
Gain on involuntary conversion of Leonardite facility	--	497,743	--	497,743
Other income, net	5,017	4,950	10,407	7,225

	5,509	489,655	2,275	468,826

Income before income taxes	1,012,675	946,044	1,595,363	1,250,399

Income tax expense	(158,550)	(98,000)	(213,550)	(129,000)

Net income	$ 854,125	$ 848,044	$ 1,381,813	$ 1,121,399

EARNINGS PER SHARE:

Basic	$ .23	$ .23	$ .37	$ .30

Diluted	$ .22	$ .22	$ .36	$ .29

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,381,813	$ 1,121,399
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	434,535	389,660
Accretion of asset retirement obligation	55,860	45,570
Deferred income taxes	41,000	56,000
Gain on involuntary conversion of Leonardite facility	--	(497,744)
Other	2,500	(2,018)
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(400,621)	288,300
Inventories	(129,052)	3,679
Prepaid expenses and other	(96,558)	(51,107)
Increase (decrease) in:
Accounts payable	(275,325)	(213,769)
Accrued expenses	(44,332)	28,148
Income taxes payable	54,500	--

Net cash provided by operating activities	1,024,320	1,168,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(703,336)	(576,319)
Proceeds from sale of property, plant and equipment	35,972	16,505

Net cash used in investing activities	(667,364)	(559,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligations	(20,451)	(33,613)
Proceeds from long-term borrowings	--	10,006
Principal payments on long-term debt	(501,579)	(386,074)
Stock options exercised	30,690	9,240

Net cash used in financing activities	(491,340)	(400,441)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(134,384)	207,863

CASH AND EQUIVALENTS, beginning of period	1,669,882	715,551

CASH AND EQUIVALENTS, end of period	$ 1,535,498	$ 923,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 21,580	$ 47,706
Income taxes	118,050	1,100

NONCASH INVESTING ACTIVITIES

During the quarter ended June 30, 2005, the Company recognized an insurance claim receivable of $735,374 and accrued costs of $17,293 related to the involuntary conversion of its Leonardite facility having a net book value of $213,144.

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of June 30, 2006, and the results of operations and cash flows for the three months and six months ended June 30, 2006, and 2005.

The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

Presented below are our identifiable net assets as of the date indicated:

	June 30, 2006	December 31, 2005
Oil and gas	$ 11,224,724	$ 10,759,625
Leonardite	626,909	395,422
Drilling	1,717,831	1,521,874
General corporate activities	1,856,151	2,022,799
	$ 15,425,615	$ 14,699,720

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Oil and gas	$ 1,950,745	$ 1,316,713	$ 3,596,894	$ 2,475,161
Leonardite	34,167	279,796	42,295	772,780
Drilling	523,399	256,890	1,041,645	460,643
	$ 2,508,311	$ 1,853,399	$ 4,680,834	$ 3,708,584

Operating income (loss)
Oil and gas	$ 1,090,214	$ 664,906	$ 1,947,010	$ 1,259,204
Leonardite	(8,300)	(18,995)	(100,690)	4,168
Drilling	139,097	(20,285)	140,714	(134,442)
General corporate activities	(213,845)	(169,237)	(393,946)	(347,357)
	$ 1,007,166	$ 456,389	$ 1,593,088	$ 781,573

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

The fire has not affected our ability to mine leonardite raw material; however, other associated assets undamaged by the fire are temporarily idle pending either the resumption of operations at the processing facility, the employment of those assets in an alternative use, or their sale or other disposition.  No depreciation expense has been recorded on these idle assets since May 2005.  The net book value of temporarily idle assets, which consists of property, equipment, and inventory, as of June 30, 2006, is $349,174.

Although we are continuing to explore any strategic alternatives for our leonardite-operating segment, we currently are expecting to restore our leonardite facility to operations, and we have given our insurance carrier written notice of that intention.  It is uncertain at this time when repairs will begin, because the scope of the repairs has not been fully determined due to engineering and design work that needs to be completed and labor concerns caused by oil and gas activity in the Williston, North Dakota, area.  For the present time, we intend to keep viable options open by continuing to pursue minor raw material sales, engineering design and specification for needed equipment replacement, and any other strategic alternatives.  If construction activity begins in a reasonable amount of time, we will be able to draw on additional insurance proceeds of up to approximately $640,000 as repairs are made.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations, and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil, gas and leonardite industries, the economy and about us.  Words such as "may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements.  Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

We caution that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2005, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

In the following section, the results of operations of each of our three business segments is discussed and analyzed separately.  Because certain corporate expenses are considered to benefit the entire organization, they are not allocated to operating segments.  Therefore, in the following discussions, segment operating income (loss) does not include general and administrative expense.

Results of Operations - Three Months and Six Months Ended June 30, 2006, compared to Three Months and Six Months Ended June 30, 2005

Information concerning our oil and gas operations for the three months and six months ended June 30, 2006, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period	Six Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period

Oil and gas production sold (BOE)	33,527	14%	67,027	20%

Average revenue per BOE	$ 58.18	30%	$ 53.66	21%

Oil and gas revenue	$ 1,950,745	48%	$ 3,596,894	45%

Production costs	$ 692,358	36%	$ 1,319,874	40%

Average production cost per BOE	$ 20.65	19%	$ 19.69	16%

Depreciation, depletion and amortization (DD&A)	$ 168,173	16%	$ 330,010	21%

Segment operating income	$ 1,090,214	64%	$ 1,947,010	55%

The preceding table indicates various measures of our oil and gas exploration and production operations in the second quarter and first half of 2006 and the percent change from the same periods in the prior year.  Oil and gas production sold during the second quarter of 2006 increased 4,200 barrels of oil equivalent (BOE), or 14%, compared to the same quarter in 2005, and advanced 11,200 BOE, or 20%, for the first half of 2006 compared to the same period in 2005.  The higher production sold was due to a new well put on production in mid-January 2006 and remedial work performed to increase production from existing wells and return shut-in wells to production.  Of the 4,200 second quarter and 11,200 first half 2006 overall increases, 3,900 barrels and 7,900 barrels, respectively, were due to the new Anderson 41-25 #3 well (1 gross, 1 net) drilled in the Leonard Field of Bottineau County, North Dakota in late 2005.  In July, we drilled a well (1 gross, 1 net) using our Western Star Drilling Company subsidiary. This well was a field delineation development well that was plugged and abandoned when it was found that it did not expand the field as we hoped.  We plan to drill two more wells (2 gross, 2 net) during the remainder of 2006.

More workover and remedial projects are in progress in 2006 primarily targeted at returning shut-in wells to production.  The largest project is returning nine small shut-in gas wells (9 gross, 9 net) in our Hammond Gas Field, Carter County, Montana to production on our gathering and compression system during 2006.  This project also contemplates that seven other existing wells could be added to the gathering system in a second phase once gas production is resumed.  We produced the Hammond Field in 1981 through 1986 and over those six years, it averaged about 50,000 MCF or 8,000 BOE per year of net production.  The Hammond Field is not considered a large gas property by industry standards but it is the most substantial gas property that we own.  The resumption of gas production is targeted for mid to late fall.  Most of the work necessary to return the field to production involves repairs and upgrades to our gathering, compression and dehydration infrastructure.  Severe shortages of this kind of equipment have hampered our schedule but we continue to believe production can be resumed in 2006.

During the second quarter and first half of 2006, we received materially higher average oil values per BOE along with our higher production that enabled oil and gas revenue to increase $634,000, or 48%, for the three months ended June 30, 2006, and increased $1,122,000, or 45%, for the six months ended June 30, 2006, compared to the same periods in 2005.  These significantly improved revenues were due to growth in production and advances in oil and gas prices in both the three- and six-month periods.  Second quarter average value per BOE was 30%, or $13.28, higher, and first half 2005 BOE value was 21%, or $9.34, above those for the same periods in 2005.

Second quarter 2006 oil and gas production costs increased from the prior year, rising $185,000, or 36%.  First half 2006 costs were higher by $376,000, or 40%.  These increases were spread across numerous different expense categories but all were related to our higher level of workover activity, the increasing costs of oilfield related equipment and services and higher severance taxes.  The largest impacts on increased second quarter production costs were $72,000 in expensed remedial workover costs, $39,000 in higher severance taxes,  $27,000 in petroleum based fuels and treating chemicals, $18,000 in higher expenses for non-operated properties, and $9,000 for electrical power.  The remaining $20,000 of the increase was due to generally higher costs in virtually all our oil and gas related expenses.  For the first six months the composition of the increased costs was $183,000 for expensed remedial workover costs, $70,000 in severance taxes, $48,000 for petroleum based fuels, $24,000 for non-operated properties, $11,000 for salt water disposal cost and $6,000 for electrical power.  The remaining $34,000 for the six months was also due to general increases in oil and gas related costs.  Production costs on a per-equivalent-barrel basis for the second quarter of 2006 grew $3.35, or 19%, and increased $2.78, or 16%, for the first half of 2006 compared to the same periods in 2005.   Of the roughly $20 per barrel total production costs for both periods, $3.50 and $3.37, respectively, were due to severance taxes paid to the applicable states.  DD&A for oil and gas operations was also higher than the same prior year periods due to increases in capitalized oil and gas properties and projected costs for planned future investments to develop proved reserves.  However, the depletion rate has remained essentially stable at about $5 per BOE.

As a result of all the factors discussed above, operating income for the oil and gas segment for the three months ended June 30, 2006, was $1,090,000, a $425,000, or 64%, increase from the same period in 2005.  The six months’ operating income for 2006 was $1,947,000 a $688,000, or 55%, increase over 2005.

Information concerning our drilling operations for the three months and six months ended June 30, 2006, is set forth in the table below:

Drilling Operations

	Three Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period	Six Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period

Operating days	37	16%	83	43%

Drilling revenue	$ 523,399	104%	$ 1,041,645	126%

Average revenue per day	$ 14,146	77%	$ 12,550	59%

Drilling costs	$ 346,263	40%	$ 820,598	53%

Average cost per day	$ 9,358	22%	$ 9,887	7%

Depreciation, depletion and amortization (DD&A)	$ 38,039	26%	$ 80,333	38%

Segment operating income	$ 139,097	N/A	$ 140,714	N/A

All amounts in the drilling operations table above are presented in conformance with the consolidation of our financial statements.  Accordingly, revenue and expenses of our wholly owned subsidiary Western Star Drilling Company (WSDC) from the drilling of GeoResources’ wells or portions of wells in which they participated are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in its oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.  During the second quarter and first half of 2006, WSDC did not drill any wells in which GeoResources had an ownership interest.

During the second quarter of 2006, WSDC’s operations advanced 16% to 37 operating days drilling two wells for other operators compared to 32 days drilling two wells for other operators in the second quarter of 2005.  For the first half of 2006 drilling days increased 43% to 83 days drilling five wells for other operators compared to 58 days drilling four wells in 2005.  Footage drilled through the second quarter 2005 and 2006 was 22,600 and 28,800 feet, respectively.  The well count and footage drilled used in this discussion are for gross wells drilled in each period either for other operators or for GeoResources.  The operating days and all other parameters in the table, however, are net amounts for only outside drilling as discussed in the paragraph above.

Drilling revenue for the second quarter and first half of 2006 increased $267,000, or 104%, and $581,000, or 126%, respectively, compared to the same periods in 2005.  Both revenue periods reflect significant increases in revenue from normal daywork drilling operations and they were also augmented by $120,000 in revenue due from an outside operator for lost and damaged drill string, which occurred during a project in the second quarter 2006.  Exclusive of the drill string revenue, second quarter and first half revenue from normal daywork operations increased $147,000, or 57%, and $461,000, or 100%, for each period respectively, compared to the same periods in 2005.  Without the drill string factor, 2006 second quarter and first half average drilling revenue per day increased $2,895, or 36%, to $10,900 and $3,206, or 41%, to $11,100, respectively.  Revenue per day was positively affected by two daywork rate increases that occurred between the periods compared herein.  One increase was effective for all contracts after June 1, 2005, and the second for contracts after January 1, 2006.

Drilling costs were not affected by the lost and damaged drill string factor discussed above so they more closely tracked the operating days and generally higher costs.  Drilling costs for the second quarter 2006 increased $99,000, or 40%, due primarily to the increased cost of diesel fuel to power the rig.  Drilling costs for the first half of 2006 increased $284,000, or 53%, due to substantially higher fuel costs and the higher number of days in use.  Average costs per day for the second quarter and first half 2006, increased $1,660, or 22%, and $685, or 7%, respectively, compared to the same periods in 2005.  As shown in the table, DD&A expense was also higher in both 2006 periods due to higher rig utilization.

After the provision for depreciation, the drilling segment had operating income in both periods compared to operating losses in the same periods of 2005.  A percent change is not enlightening but the dollar amount of the increase in segment operating income was $159,000 for the second quarter of 2006 compared to second quarter 2005 and $275,000 for the first half of 2006 compared to the first half of 2005.  At the present time, WSDC has three contracts outstanding for the drilling of six additional wells.  Of these total contracts, GeoResources has one contract applicable to two wells.

Information concerning our leonardite operations for the three months and six months ended June 30, 2006, is set forth in the table below:

Leonardite Operations

	Three Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period	Six Months Ended June 30, 2006	% Increase (Decrease) from 2005 Period

Leonardite production sold (tons)	258	(87%)	335	(94%)

Average revenue per ton	$ 132.43	(4%)	$ 126.25	(12%)

Leonardite revenue	$ 34,167	(88%)	$ 42,295	(95%)

Cost of leonardite sold	$ 39,873	(85%)	$ 138,061	(81%)

Average production cost per ton	$ 154.55	16%	$ 412.12	214%

Depreciation, depletion and amortization (DD&A)	$ 2,594	(85%)	$ 4,924	(89%)

Segment operating loss	$ (8,300)	N/A	$ (100,690)	(2,516%)

Leonardite production sold decreased 1,777 tons, or 87%, and 5,054 tons, or 94%, respectively, for the three- and six-month periods ended June 30, 2006, compared to the equivalent periods in 2005.  Revenue also decreased 95%, or $730,000, for the first half of 2006 over the same period in 2005 and 88%, or $246,000, for the three months ended June 30, 2006 compared to the same period in 2005.  Decreases in production and revenue for the first half of 2006 are due to a May 17, 2005 fire at our Leonardite facility that caused the suspension of the manufacturing of leonardite finished products.  The majority of sales for 2006 are raw products used for agriculture.

Cost of leonardite sold decreased $232,000, or 85%, and $570,000, or 81%, for the three- and six-month periods, respectively, compared to the same periods in 2005.  On a percentage basis, the decrease in costs is relatively proportionate with the decreased sales. However, average per ton production costs for the three- and six-month periods ended June 30, 2006 increased $20.81, or 16%, and $280.72, or 214%, compared to the same periods in 2005.  Although the leonardite facility is not processing finished product, we continue to incur facility expenses that are absorbed by the small quantity of raw product sales.  Those expenses were primarily normal continuing costs such as insurance premiums, maintenance of equipment, and labor costs.

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

On November 17, 2005, we notified our insurance company that we have decided to repair our leonardite facility and restore it to normal operations.  The timing of these repairs is not certain at this time because the scope of the repairs has not been fully determined due to processing changes we are investigating.  Our 1982 processing facility used a fluid bed drying process fueled by natural gas that may not be the optimal process to use in today’s markets.  Our plant restoration is affected by several other factors including operating with older equipment, availability of labor, maintaining better quality control for our products, and meeting EPA standards.  We expect insurance proceeds to cover substantially all of the restoration costs.  The market for drilling mud additives is strong; however, future market conditions, competition in leonardite based drilling mud additives, or future unforeseeable events and occurrence could cause us to change our plans and affect how the restoration is done.  For the present time, we intend to continue to pursue the sale of  raw material products, testing of alternative drying and grinding methods and engineering design and specification for needed equipment replacement.

Our leonardite mining operation has a 240-acre Logical Mining Unit (LMU) that contains 160 acres of BLM leasehold.  In December 2005, we were issued a new mining permit and mine plan approvals by the North Dakota Public Service Commission and the BLM.  We incurred approximately $75,000 of stripping costs opening the new mine pit in January 2006.  These costs are being amortized over the expected life of the mine.

Consolidated Analysis

Total operating revenues increased $655,000, or 35%, and $972,000, or 26%, for the three- and six-month periods ended June 30, 2006, compared to the same periods in 2005 due to substantially increased revenue from oil and gas sales and drilling operations partially offset by substantially lower leonardite sales.  Total operating expenses increased $104,000, or 7%, and $161,000, or 5%, and total depreciation, depletion and amortization increased $18,000, or 9%, and $45,000, or 12%, for the same periods.  These were previously discussed.   Numerous increases and decreases resulted in an overall increase of selling, general and administrative costs of $34,000, or 20%, and $26,000, or 8%, for the three- and six-month periods ended June 30, 2006, compared to the same periods in 2005.

As a result of all the preceding, total operating income increased to $1,007,000 and $1,593,000, respectively, for the three- and six-month periods ended June 30, 2006, compared to $456,000 and $782,000 for the same periods in 2005.  Income taxes were $159,000 and $214,000, respectively, for the three- and six-month periods ended June 30, 2006, compared to $98,000 and $129,000 for the same periods in 2005.  After non-operating expenses and a provision for income taxes, net income was $854,000 or $.23 per share and $1,382,000 or $.37 per share for the three- and six-month periods ended June 30, 2006, compared to a net income of $848,000 or $.23 per share and $1,121,000 or $.30 per share for the same periods in 2005.

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $2,063,000 compared to working capital of $978,000 at December 31, 2005.  Our current ratio was 2.39 to 1 at June 30, 2006, compared to 1.47 to 1 at December 31, 2005.

Net cash provided by operating activities was $1,024,000 for the six months ended June 30, 2006, compared to $1,168,000 for the same period in 2005.  Cash was utilized to make payments of $703,000 for additions to property, plant and equipment, $20,000 for payments on capital leases, $260,000 for regularly scheduled payments on long-term debt and $242,000 for prepayment on long-term debt.

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

Item 4. Submissions of Matters to a Vote of Securities Holders.

The Company’s annual meeting of stockholders was held Tuesday, June 6, 2006.  The items submitted to stockholders for vote were as follows:

1)

The election of six nominees to serve on the Company’s board of directors during 2006 and until the Company’s next annual meeting.

The vote tabulation with respect to each nominee was as follows:

Shares

Shares

Voted For

Withheld

Duane Ashley

3,210,658

36,481

H. Dennis Hoffelt

3,211,613

36,481

Paul A. Krile

3,207,868

36,481

Cathy Kruse

3,093,508

36,481

Jeffrey P. Vickers

3,070,452

36,481

Nick Voller

3,189,805

36,481

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

August 10, 2006

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

August 10, 2006

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

August 10, 2006

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

August 10, 2006

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

August 10, 2006