Form 10QSB
period 2006-09-30
GEORESOURCES INC
filed 2006-11-14
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Yes [   ]          No [X] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006
Common Stock, par value $.01 per share	3,792,269 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(September 30, 2006, and December 31, 2005)

Consolidated Statements of Operations

4

(Three months ended September 30, 2006, and 2005

 and nine months ended September 30, 2006, and 2005)

Consolidated Statements of Cash Flows

5

(Nine months ended September 30, 2006, and 2005)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

11

PART II.

OTHER INFORMATION

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 1,399,861	$ 1,669,882
Trade receivables, net	1,396,736	1,109,202
Inventories	429,762	236,081
Prepaid expenses	89,398	38,738
Total current assets	3,315,757	3,053,903
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	29,215,750	27,842,549
Properties not subject to amortization	196,999	202,257
Drilling rig and equipment	1,868,613	1,607,094
Leonardite plant and equipment	924,984	854,789
Other	798,745	790,100
	33,005,091	31,296,789
Less accumulated depreciation, depletion
amortization and impairment	(20,375,729)	(19,650,972)
Net property, plant and equipment	12,629,362	11,645,817
TOTAL ASSETS	$ 15,945,119	$ 14,699,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 967,939	$ 1,152,532
Accrued expenses	274,255	293,505
Income taxes payable	119,441	64,000
Current portions of capital lease obligations	23,929	41,549
Current maturities of long-term debt	--	523,941
Total current liabilities	1,385,564	2,075,527

CAPITAL LEASE OBLIGATIONS, less current portions	--	13,298
LONG-TERM DEBT, less current maturities	--	177,638
ASSET RETIREMENT OBLIGATION	2,409,070	2,324,690
DEFERRED INCOME TAXES	859,000	753,000
Total liabilities	4,653,634	5,344,153
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding 3,778,269
and 3,765,269 shares, respectively	37,783	37,653
Additional paid-in capital	422,441	391,881
Retained earnings	10,831,261	8,926,033
Total stockholders' equity	11,291,485	9,355,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,945,119	$ 14,699,720

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
OPERATING REVENUES:
Oil and gas sales	$ 1,942,072	$ 1,654,831	$ 5,538,966	$ 4,129,992
Leonardite sales	16,414	25,803	58,709	798,583
Drilling revenue	523,555	694,452	1,565,200	1,155,095

	2,482,041	2,375,086	7,162,875	6,083,670

OPERATING COSTS AND EXPENSES:
Oil and gas production	701,798	693,882	2,021,672	1,637,924
Leonardite operations	55,962	76,421	194,023	744,143
Drilling costs	508,708	527,384	1,329,306	1,064,320
Depreciation and depletion	263,205	219,276	697,740	608,936
Selling, general and administrative	193,896	148,397	568,574	496,644

	1,723,569	1,665,360	4,811,315	4,551,967

Operating income	758,472	709,726	2,351,560	1,531,703

OTHER INCOME (EXPENSE):
Interest expense	(3,991)	(22,419)	(25,571)	(70,125)
Interest income	6,803	2,979	20,251	14,543
Gain on involuntary conversion of Leonardite facility	--	--	--	497,743
Professional fees related to proposed merger	(169,289)	--	(169,289)	--
Other, net	5,515	(4,359)	15,922	(37,538)

	(160,962)	(23,799)	(158,687)	404,623

Income before income taxes	597,510	685,927	2,192,873	1,936,326

Income tax expense	74,095	110,000	287,645	239,000

Net income	$ 523,415	$ 575,927	$ 1,905,228	$ 1,697,326

EARNINGS PER SHARE:

Basic	$ .14	$ .15	$ .50	$ .45

Diluted	$ .14	$ .15	$ .50	$ .44

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,905,228	$ 1,697,326
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	697,740	608,936
Accretion of asset retirement obligation	84,380	68,720
Deferred income taxes	106,000	88,000
Gain on involuntary conversion of Leonardite facility	--	(497,743)
Other	3,750	6,425
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(287,534)	175,460
Inventories	(193,681)	(11,317)
Prepaid expenses and other	(50,660)	(31,731)
Increase (decrease) in:
Accounts payable	(196,572)	(357,898)
Accrued expenses	(19,250)	6,739
Income taxes payable	55,441	151,000

Net cash provided by operating activities	2,104,842	1,903,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,745,841)	(855,797)
Proceeds from insurance claim	--	694,151
Proceeds from sale of property, plant and equipment	72,785	26,946

Net cash used in investing activities	(1,673,056)	(134,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligations	(30,918)	(50,815)
Proceeds from stock options exercised	30,690	96,363
Proceeds from long-term borrowings	--	10,006
Principal payments on long-term debt	(701,579)	(516,673)

Net cash used in financing activities	(701,807)	(461,119)

NET INCREASE IN CASH AND EQUIVALENTS	(270,021)	1,308,098

CASH AND EQUIVALENTS, beginning of period	1,669,882	715,551

CASH AND EQUIVALENTS, end of period	$ 1,399,861	$ 2,023,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 25,271	$ 70,125
Income taxes	126,204	1,120
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of September 30, 2006, and the results of operations and cash flows for the three months and nine months ended September 30, 2006, and 2005.

The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

Presented below are our identifiable net assets as of the date indicated:

	September 30, 2006	December 31, 2005
Oil and gas	$ 11,625,979	$ 10,759,625
Leonardite	680,586	395,422
Drilling	1,981,491	1,521,874
General corporate activities	1,657,063	2,022,799
	$ 15,945,119	$ 14,699,720

Presented below is information concerning our operating segments for the periods indicated:

	Three months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Oil and gas	$ 1,942,072	$ 1,654,831	$ 5,538,966	$ 4,129,992
Leonardite	16,414	25,803	58,709	798,583
Drilling	523,555	694,452	1,565,200	1,155,095
	$ 2,482,041	$ 2,375,086	$ 7,162,875	$ 6,083,670

Operating income (loss)
Oil and gas	$ 1,049,727	$ 806,907	$ 2,996,737	$ 2,066,111
Leonardite	(42,304)	(55,165)	(142,994)	(10,593)
Drilling	(45,105)	111,071	95,609	(23,371)
General corporate activities	(373,135)	(153,087)	(767,081)	(500,444)
	$ 589,183	$ 709,726	$ 2,182,271	$ 1,531,703

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

The fire has not affected our ability to mine leonardite raw material; however, other associated assets undamaged by the fire are temporarily idle pending either the resumption of operations at the processing facility, the employment of those assets in an alternative use, or their sale or other disposition.  No depreciation expense has been recorded on these idle assets since May 2005.  The net book value of temporarily idle assets, which consists of property, equipment, and inventory, as of September 30, 2006, is $430,009.

We are continuing to explore strategic alternatives for our leonardite-operating segment, including a possible sale of these assets.  In the mean time, we are continuing with our plans to restore our leonardite facility to operations, and we have given our insurance carrier written notice of that intention.  It is uncertain at this time when repairs will begin, because the scope of the repairs has not been fully determined due to engineering and design work that needs to be completed and labor concerns caused by oil and gas activity in the Williston, North Dakota, area.  For the present time, we intend to keep viable options open by continuing to pursue minor raw material sales, engineering design and specification for needed equipment replacement, and any other strategic alternatives.  If construction activity begins in a reasonable amount of time, we will be able to draw on additional insurance proceeds of up to approximately $640,000 as repairs are made.

5.

On September 14, 2006, GeoResources, Inc. entered into a merger agreement with Southern Bay Oil & Gas, L.P. and Chandler Energy, LLC.  If the proposed merger is consummated, 8,263,000 shares of GeoResources common stock will be issued for the partnership interests of Southern Bay Oil & Gas, L.P., and 1,931,000 shares of GeoResources common stock will be issued for substantially all the assets of Chandler Energy, LLC, and 496,000 shares of GeoResources common stock will be reserved for issuance to purchase working interests in a Chandler operated property.  The proposed transactions would create a combined entity with assets in the Williston Basin, the Rocky Mountains, and the Gulf Coast.  The terms of the transactions also include Southern Bay and Chandler contributing additional cash of approximately $20 million to finance initial expansion plans of the combined entity as well as offers by GeoResources to purchase certain working interests in one of Chandler’s Colorado projects.  The merger is contingent upon approval by the shareholders of GeoResources and other customary closing conditions.  We believe the transactions could close during the first quarter of 2007.  No assurances can be made that the transactions will be completed within these estimated periods of time.  See Part II, Item 5, for further discussion.

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

On September 14, 2006, GeoResources, Inc. announced that it entered into a merger agreement with Southern Bay Oil & Gas, L.P. and Chandler Energy, LLC.  See Part II, Item 5, for further information.

 In the following section, the results of operations of each of our three business segments is discussed and analyzed separately.  Because certain corporate expenses are considered to benefit the entire organization, they are not allocated to operating segments.  Therefore, in the following discussions, segment operating income (loss) does not include general and administrative expense.

Results of Operations - Three Months and Nine Months Ended September 30, 2006, compared to Three Months and Nine Months Ended September 30, 2005.

Information concerning our oil and gas operations for the three months and nine months ended September 30, 2006, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period	Nine Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period

Oil and gas production sold (BOE)	33,548	12%	100,575	17%

Average revenue per BOE	$ 57.89	5%	$ 55.07	14%

Oil and gas revenue	$ 1,942,072	17%	$ 5,538,966	34%

Production costs	$ 701,798	1%	$ 2,021,672	23%

Average production cost per BOE	$ 20.92	(10%)	$ 20.10	5%

Depreciation, depletion and amortization (DD&A)	$ 190,547	24%	$ 520,557	22%

Segment operating income	$ 1,049,727	30%	$ 2,996,737	45%

The preceding table presents various measures of our oil and gas exploration and production operations in the third quarter and first nine months of 2006 and the percent change from the same periods in the prior year.  Oil and gas production sold, expressed in barrels of oil equivalent (“BOE”), advanced 3,570 BOE, or 12%, and 14,755 BOE, or 17%, for the three- and nine-month periods ended September 30, 2006, compared to the same periods in 2005.  The increases in production for both 2006 periods were primarily due to drilling that was done late in the fourth quarter of 2005 and to a lesser extent work-overs performed in 2006.  In late September 2006, we re-initiated gas production from our Hammond Field in Carter County, Montana, although that production did not have any material affect on actual third quarter sales. Since September 30, 2006, Hammond Field operations have continued and we expect fourth quarter gas production from the field to be more meaningful.  In October, operations revolved primarily around production from the nine original wells connected to the existing gas gathering, compression, dehydration, and delivery system (“Gas Plant System”) as well as troubleshooting and operational improvements to the Gas Plant System itself.  In November 2006, we expect to install 25,000 feet of additional gas gathering pipeline to allow eight more wells to be added to the Gas Plant System before year-end 2006.  Our goal for Hammond Field gas production is that in December we can have production up to 300 MCF per day with a Gas Plant System run time target of at least 25 days per calendar month.  In addition to our operations in the Hammond Field, on November 7, 2006, we spudded one gross (one net) new exploratory oil well drilling in our Kramer Prospect in Bottineau County, North Dakota.  In addition, we hope that we can drill one additional 3,400-foot Bottineau County, North Dakota development oil well before year-end.  At the time of this filing, the results of drilling on our Kramer prospect are not known but results will be announced when available.

For the three months ended September 30, 2006, we received an average price per BOE of $57.89, a 5% increase from the same quarter in 2005.  The nine months ended September 30, 2006 reflected a 14% increase in the average oil value to $55.07 per BOE compared to the nine months ended September 30, 2005.  The increase in sales volumes, coupled with the higher commodity values, resulted in oil and gas revenue increasing 17% to $1,942,072 and 34% to $5,538,966 for the third quarter and nine months ended September 30, 2006, respectively.

Oil and gas production costs for the third quarter increased only 1% to $702,000 compared to the third quarter of 2005.  The third quarter costs were relatively unchanged because fewer work-over operations were performed and most of our Hammond Field costs were capitalized.  Nine-month 2006 oil and gas production costs remained higher at $2,022,000, or 23%, compared to the same nine-month period in 2005 due primarily to higher work-over costs expensed in the first half 2006.  Production costs on a per-equivalent-barrel basis for the third quarter of 2006 fell $2.23, or 10%, compared to the third quarter 2005 and increased $1.01, or 5%, for the nine months of 2005 compared to the same period in 2004.  Lower three month and relatively stable nine month per barrel production costs were due to our increased production.   State severance taxes are included in our line item termed “Production costs”.  Severance taxes were $3.54 per BOE and $3.36 per BOE, paid to the applicable states for the third quarter and nine months, respectively.  DD&A for oil and gas operations in both the three months and nine months compared to the prior year increased due to added costs for capitalized properties and our increased production relative to our reserve base.

As a result of the production revenue and expenses discussed above, operating income for the three months ended September 30, 2006, was $1,050,000, a 30% increase from the same period in 2005.  The nine months’ oil and gas operating income for 2006 was $2,997,000, a 45% increase over the like period in 2005.

Information concerning our drilling operations for the three months and nine months ended September 30, 2006, is set forth in the table below:

Drilling Operations

	Three Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period	Nine Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period

Operating days	45	(25%)	128	8%

Drilling revenue	$ 523,555	(25%)	$ 1,565,200	36%

Average revenue per day	$ 11,635	1%	$ 12,228	26%

Drilling costs	$ 508,708	(4%)	$ 1,329,306	25%

Average cost per day	$ 11,305	29%	$ 10,385	16%

Depreciation, depletion and amortization (DD&A)	$ 59,952	7%	$ 140,285	23%

Segment operating income (loss)	$ (45,105)	(141%)	$ 95,609	N/A

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

During the first nine months of 2006, WSDC’s total operations consisted of 138 operating days, drilling one well for GeoResources and eight wells for other operators.  This compares to 119 operating days drilling seven wells for other operators in the same period of 2005.  During the 2005 nine months period GeoResources also participated with a 10% interest in one of the seven wells.  For the three months ended September 30, 2006, WSDC operations were 55 days drilling one well for GeoResources and three wells for other operators, compared to 60 days drilling four wells for other operators in the same period of 2005.  The well counts and operating days used in this paragraph are total gross wells that had drilling in progress in each respective period both for other operators and for GeoResources.  The operating days and all other amounts in the table, however, are associated only with “outside drilling” as explained in the paragraph above.

Operating days for projects other than GeoResources decreased 15 days, or 25%, and increased nine days, or 8%, for the 2006 three- and nine-month periods, respectively.  The 25% lower utilization for the 2006 three months period was essentially caused by the well drilled for GeoResources in that period which is not included in the net days presented.  On a percentage utilization basis, the 2006, and 2005, three-month periods were 49% and 65%, respectively, and the nine-month periods were 47% and 44%.  Due to weather, road conditions, truck scheduling, GeoResources wells, and other factors, annual utilization of 70% to 80% would be as high as we might hope to attain.  Any wells drilled for GeoResources are not included in the operating days and therefore they lower the utilization rates.

Due to 25% lower rig utilization for outside projects in the 2006 third quarter, drilling revenue was $171,000 or 25% lower compared to the same period in 2005.  For the 2006 nine month period revenue was $410,000, or 36%, higher than the prior year due to the 8% higher utilization, a day-work rig rate increase that went into effect January 1, 2006, revenue from an equipment charge that occurred in the second quarter of 2006 and increased use by operators of five man crews.  Average revenue per day was stable in the third quarter 2006 at  $11,600 and 2006 nine month average revenue per day was about $2,500 more than the same period in 2005, due to the revenue factors discussed above.

Drilling costs were 4% lower for the 2006 three month period but they did not decline nearly as much as the operating days on outside projects due to higher maintenance costs on two mud pumps during that period.  Nine month 2006 costs were also higher, following the higher utilization and revenue, increasing $265,000, or 25%, over the prior year’s like period.  The nine-month costs were affected by increased pump maintenance costs in the third quarter and also the five man crews discussed above that have higher revenue but also higher labor costs.  Average costs per day increased $2,600, or 29%, and $1,400, or 16%, for the third quarter and nine months respectively, compared to 2005.  The costs per day increases were primarily due to the higher costs discussed above.  As shown in the table DD&A expense was 7% and 23% higher for the three months and nine months 2006 periods, respectively, due to additions to equipment as we continue to make improvements to Rig E-25 and its associated equipment.

As a result of revenue, expenses and DD&A, drilling operations for the third quarter of 2006 incurred a loss of $45,000 compared to operating income of $111,000 for the same period in 2005.  The 2006 loss was caused primarily by the mud pump maintenance discussed previously.  Operating income for the nine months, however, was $95,600 compared to an operating loss of $23,000 for the same period in 2005.

Information concerning our leonardite operations for the three months and nine months ended September 30, 2006, is set forth in the table below:

Leonardite Operations

	Three Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period	Nine Months Ended September 30, 2006	% Increase (Decrease) from 2005 Period

Leonardite production sold (tons)	119	(33%)	454	(92%)

Average revenue per ton	$ 137.93	(5%)	$ 129.31	(10%)

Leonardite revenue	$ 16,414	(36%)	$ 58,709	(93%)

Cost of leonardite sold	$ 55,962	(27%)	$ 194,023	(74%)

Average production cost per ton	$ 470.27	10%	$ 427.36	220%

Depreciation,depletion and amortization (DD&A)	$ 2,756	555%	$ 7,680	(82%)

Segment operating loss	$ (42,304)	N/A	$ (142,994)	N/A

Leonardite production sold decreased 59 tons, or 33%, and 5,113 tons, or 92%, respectively, for the three- and nine-month periods ended September 30, 2006, compared to the equivalent periods in 2005.  Revenue also decreased 93%, or $740,000, for the first nine months of 2006 over the same period in 2005 and 36%, or $9,000, for the three months ended September 30, 2006 compared to the same period in 2005.  Decreases in production and revenue for the first nine months of 2006 are the result of the May 17, 2005 fire at our leonardite facility. Raw material product for agriculture was the majority of sales for 2006.

Cost of leonardite sold decreased $20,000, or 27%, and $550,000, or 74%, for the three- and nine-month periods, respectively, compared to the same periods in 2005.  On a percentage basis, the decrease in costs is relatively proportionate with the decreased sales.  However, average per ton production costs for the three- and nine-month periods ended September 30, 2006 increased $40.94, or 10%, and $293.69, or 220%, compared to the same periods in 2005 due to several fixed costs being incurred regardless of production volumes.  Although the leonardite facility is not processing finished product, we continue to incur facility expenses that are absorbed by the small quantity of raw product sales.  Those expenses were primarily normal continuing costs such as insurance premiums, maintenance of equipment, and labor costs.

Our leonardite mining operation has a 240-acre Logical Mining Unit that contains 160 acres of BLM leasehold.  In December 2005, we were issued a new mining permit and mine plan approvals by the North Dakota Public Service Commission and the BLM.  We incurred approximately $75,000 of stripping costs opening the new mine pit in January 2006.  These costs are being amortized over the expected life of the mine.

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

Our insurance carrier determined that the replacement cost value (RCV) of the leonardite facility was $1,375,311, with an actual cash value (ACV) of $735,365.  We have received payment for most of the ACV.  Receipt of additional insurance proceeds up to the RCV amount is contingent on our compliance with the replacement cost option of our policy that requires us to replace, repair and restore the facility to operations.  If such repairs are finished in a reasonable amount of time, our insurance will provide the additional amount up to approximately $640,000 payable as the repairs are completed and invoiced.  As indicated above, we are exploring strategic alternatives for our leonardite assets, including a possible sale.

Consolidated Analysis

Total operating revenues increased $107,000, or 5%, and $1,079,000, or 18%, respectively, for the three- and nine-month periods ended September 30, 2006, compared to the same periods in 2005 primarily due to increased oil production and higher oil prices.  Total operating expenses increased $58,000, or 3%, and $259,000, or 6%, and total depreciation, depletion and amortization increased $44,000, or 20%, and $89,000, or 15%, for the same periods.  These increases were previously discussed.  Numerous increases and decreases resulted in an overall increase of selling, general and administrative costs of $45,000, or 31%, and $72,000, or 14%, for the three- and nine-month periods ended September 30, 2006, compared to the same periods in 2005.

As a result of the preceding, total operating income increased to $758,000 and $2,352,000, respectively, for the three- and nine-month periods ended September 30, 2006, compared to operating income of $710,000 and $1,532,000 for the same periods in 2005.  Income taxes were $74,000 and $288,000, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $110,000 and $239,000 for the same periods in 2005.  Non-operating expense was $161,000 and $159,000, respectively, for the three- and nine-month periods ended September 30, 2006, due primarily to legal fees and expenses associated with the merger agreement discussed above and preparing the related preliminary proxy statement.  After the non-operating expenses and provision for income taxes, net income was $523,000, or $0.14, per share and $1,905,000, or $0.50, per share for the three- and nine-month periods ended September 30, 2006, compared to a net income of $576,000, or $0.15, per share and $1,697,000, or $0.45, per share for the same periods in 2005.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $1,931,000 compared to working capital of $978,000 at December 31, 2005.  Our current ratio was 2.39 to 1 at September 30, 2006, compared to 1.47 to 1 at December 31, 2005.

Net cash provided by operating activities was $2,105,000 for the nine months ended September 30, 2006, compared to $1,904,000 for the same period in 2005.  Cash was utilized in 2006 to make payments of $1,746,000 for additions to property, plant and equipment, $31,000 for payments on capital leases, $389,000 for regularly scheduled payments on long-term debt and $313,000 for prepayment on long-term debt.  We have completely paid down our bank line-of-credit and, at this point, we have the ability to fund all operations internally.  GeoResources is an extremely small oil and gas company with highly experienced, but limited numbers of management personnel.  During the third quarter much of our human resources, and material financial resources, were directed to entering into our merger agreement and preparing the related preliminary proxy statement.  See Part II, Item 5.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information.

On September 14, 2006, GeoResources entered into a merger agreement with Southern Bay Oil & Gas, L.P., a Texas limited partnership (“Southern Bay”), and Chandler Energy, LLC, a Colorado limited liability company (“Chandler”), providing for mergers of Southern Bay and Chandler’s businesses, respectively, into two limited liability company subsidiaries of GeoResources.  To accomplish the merger with Chandler’s business, Chandler will transfer all but a small portion of its business and assets to PICA Energy, LLC, another Colorado limited liability company (“PICA”), which then will be merged into one of the GeoResources subsidiaries.  In the mergers, GeoResources will issue (a) 8,263,000 shares of its common stock to the partners of Southern Bay in exchange for 100% of the partnership interests, and (b) 1,931,000 shares of its common stock to the members of Chandler in exchange for 100% of the membership interests of PICA.  In addition, offers will be made to certain holders of working interests in a Colorado drilling project currently operated by Chandler, in which Chandler holds a 25% working interest and Southern Bay holds a 15% working interest.  These additional interests are referred to as the “Yuma Interests” and the holders of these interests will be referred to as “Yuma Interest Holders.” If 100% of the Yuma Interest Holders were to accept the offer, the merger agreement provides that 496,000 additional shares of GeoResources common stock would be issued in exchange for the Yuma Interests.  This number would decrease with respect to any Yuma Interest Holder that does not accept the offer.

The merger agreement contains various provisions requiring the parties to take additional actions in connection with completing the mergers, including additional capital contributions to be made by the partners of Southern Bay and members of PICA totaling approximately $19.4 million.

In order to complete the transactions contemplated by the merger agreement, the GeoResources shareholders must approve the issuance of the shares of common stock described above, and an amendment to GeoResources’ articles of incorporation to increase its authorized capital stock so that there will be a sufficient number of shares of common stock to issue in connection with these transactions.  As amended, the articles of incorporation of GeoResources will authorize 100 million shares of common stock and 20 million shares of preferred stock.  The merger agreement also requires that the GeoResources shareholders approve the GeoResources’ Amended and Restated 2004 Employees’ Stock Incentive Plan (the “2004 Employees’ Stock Incentive Plan”) which will, among other things, increase the number of shares of common stock reserved for issuance thereunder from 300,000 shares to 2,000,000 shares.  GeoResources believes that, if all the conditions to closing these transactions are met, of which there can be no assurance, the closing would occur in the first quarter of 2007.

Item 6. Exhibits.

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

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC.

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

November 14, 2006

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

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC.

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

November 14, 2006

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

November 14, 2006

Signature:

/s/ J. P. Vickers

J. P. Vickers

Title:

Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

November 14, 2006

EXHIBIT 32.2

Certification of Chief Financial Officer

of GeoResources, Inc. Pursuant to 18 U.S.C. Section 1350

I, J. P. Vickers, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

November 14, 2006