Form 10QSB/A
period 2006-03-31
GEORESOURCES INC
filed 2007-02-06
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

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

Explanatory Note

GeoResources, Inc. (“we” or the “Company”) is filing this Amendment on Form 10-QSB/A (the “Report”) which amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006, to reflect the restatement of our certifications under Section 302 of the Sarbanes-Oxley Act of 2002.  Additionally, pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our chief executive and financial officer, as required by Sections 906 of the Sarbanes-Oxley Act of 2002.  Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.

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

February 6, 2007

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

I, J.P. Vickers, certify that:

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

February 6, 2007

EXHIBIT 31.2

Certification

I, J.P. Vickers, certify that:

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

February 6, 2007

EXHIBIT 32.1

Certification

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

February 6, 2007

EXHIBIT 32.2

Certification

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

February 6, 2007