Form 10KSB
period 2006-12-31
GEORESOURCES INC
filed 2007-04-02
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

Commission File Number – 0-8041

GeoResources, Inc.

(Name of the small business issuer in its charter)

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

___________________________

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.

Yes [   ]    No [X]

___________________________

State issuer’s revenues for its most recent fiscal year:  $8,877,506

___________________________

At March 15, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,008,000.

______________________________________________________

As of March 15, 2007, registrant had 3,792,269 shares of its common stock outstanding.

______________________________________________________

Documents Incorporated by Reference:

Part 1, Item 1 incorporates certain information from the Registrant’s Definitive Proxy Statement dated February 23, 2007.

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

General Development of Business

GeoResources, Inc. is a natural resources company engaged in two principal business segments: a) oil and gas exploration, development and production; and b) oil and gas drilling.  We were incorporated under Colorado law in 1958 and were originally engaged in uranium mining.  We built our first leonardite (oxidized lignite coal) processing plant in 1964 in Williston, North Dakota, and began participating in oil and gas exploration and production in 1969.  In 1982, we completed construction of a larger leonardite processing plant in Williston, which was in operation until it sustained damage from a fire on May 17, 2005.  We mined and manufactured leonardite products for many years until the 2005 fire.  The leonardite processing facility was insured to replacement cost value.  Currently, we are seeking to sell our leonardite assets.  See Item 2 and Note M to the Consolidated Financial Statements.  We purchased our oil and gas drilling rig in 2001 and formed a subsidiary for drilling operations in 2002.  Financial information about our operating segments is presented in Note B to our 2006 Consolidated Financial Statements in Item 7 of this report.

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

Recent Developments

On September 14, 2006 we signed a merger agreement with Southern Bay Oil & Gas, L.P. (“Southern Bay”), and Chandler Energy, LLC (“Chandler”), providing for mergers of Southern Bay and Chandler's businesses, respectively, into two newly formed subsidiaries of ours.  These proposed transactions, if consummated, will result in a change of control of us, as our board of directors and executive officers will consist mostly of persons who are presently affiliated with Southern Bay and Chandler, and our existing shareholders will own approximately 26.2% of our common stock, with most of the remaining GeoResources’ equity owned by the former Southern Bay and Chandler owners.

To accomplish the merger with Chandler's business, Chandler will transfer all but a small portion of its business and assets to PICA Energy, LLC (“PICA”), which then will be merged into one of our subsidiaries.  In the mergers, we will issue (a) 8,263,000 shares of our common stock to the partners of Southern Bay in exchange for 100% of the partnership interests, and (b) 1,931,000 shares of our common stock to the members of Chandler in exchange for 100% of the membership interests of PICA.  In addition, offers will be made to certain holders, the “Yuma Interest Holders,” of working interests, the “Yuma Interests,” in a Colorado drilling project currently operated by Chandler, in which Chandler holds a 25% working interest and Southern Bay holds a 15% working interest.  If 100% of the Yuma Interest Holders were to accept the offer, the merger agreement provides that 496,000 additional shares of our common stock would be issued in exchange for the interests.  This number would decrease with respect to any Yuma Interest Holder that does not accept the offer.

Upon completion of the mergers, Southern Bay's former partners, PICA's former members, and the former Yuma Interest Holders (if all were to accept the offer to purchase their interests) will own approximately 73.8% of the combined entity’s shares.

The merger agreement contains various provisions requiring the parties to take additional actions in connection with completing the mergers, including additional capital contributions to be made by the partners of Southern Bay and members of PICA totaling approximately $19.4 million.  On February 13, 2007, Southern Bay, through a newly formed subsidiary, acquired working interests in certain producing oil and gas properties in Texas for approximately $7.4 million, plus $870,000 for drilling costs.  Southern Bay funded this purchase and associated drilling costs with a $5 million capital call to its limited partners, a drawdown of $3 million on its existing bank lending agreement and with $270,000 of working capital.  The proposed capital contribution is a part of the Southern Bay capital contribution required to complete the merger agreement.  We believe this acquisition is beneficial to the combined entity and therefore have approved it and agreed to increase the debt ceiling limitation of Southern Bay in the merger agreement to a total of $9.1 million.

In order to complete the transactions contemplated by the merger agreement, our shareholders must approve the issuance of the shares of common stock described above, and an amendment to our articles of incorporation to increase our authorized capital stock so that there will be a sufficient number of shares of common stock to issue in connection with these transactions.  As amended, our articles of incorporation would authorize 100 million shares of common stock and 20 million shares of preferred stock.  The merger agreement also requires that our shareholders approve the GeoResources' Amended and Restated 2004 Employees' Stock Incentive Plan (the “2004 Employees' Stock Incentive Plan”) which will, among other things, increase the number of shares of common stock reserved for issuance under the plan from 300,000 shares to 2,000,000 shares.  A proxy statement dated February 23, 2007 was sent to our shareholders in connection with the solicitation of proxies by our Board of Directors at a special meeting of shareholders to be held on March 29, 2007.  At the special meeting all of the above proposals were approved by our shareholders with the exception of the proposal to increase our authorized capital stock, which needed the affirmative vote of 66 2/3% of our outstanding common stock although nearly 85% of the votes that were cast were voted in favor of the proposal.  We adjourned the special meeting until April 17, 2007 in order to solicit additional proxies relating to this proposal.

The parties believe that by combining the entities, they will be able to realize operating and administrative efficiencies, acquire and develop oil and gas properties beyond what these entities could individually achieve without the proposed combination, and benefit from exposure to three core operating areas, being the Texas and Louisiana Gulf Coast, the Rockies and the Williston Basin.  The parties intend to centralize administrative activities in a Houston corporate headquarters and manage operations in two corporate divisions being the Northern Division for the Rockies and the Williston properties (including our drilling operations) and the Southern Division for the Texas and Louisiana Gulf Coast.

The proposed post-merger structure is below.  Except as noted below, each subsidiary set forth below will be wholly-owned by the entity directly connected to it, and thus, directly or indirectly, will be wholly-owned by us.

GeoResources, Inc.

	Chandler Acquisition, LLC	Southern Bay Energy Acquisition, LLC	Western Star Drilling Company

Southern Bay Operating, LLC	AROC Resources, LLC**	Southern Bay Louisiana, LLC	Catena Oil & Gas LLC**

AROC (Texas), Inc.	AROC Oil & Gas, LLC	AROC Energy, LP * (2% GP interest)	SBE Partners LP * (2% GP Interest)

*

All ownership of subsidiaries directly below a named entity is 100% except for AROC Energy, LP and SBE Partners LP, as discussed below.

**

AROC Resources, LLC is the general partner and owns 2% of AROC Energy, LP and Catena Oil & Gas LLC is the general partner and owns 2% of SBE Partners LP.  The sole limited partner is a large institutional investor who owns the remaining 98% of AROC Energy, LP and SBE Partners LP.

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

As of December 31, 2006, we had developed oil and gas leases covering approximately 15,709 net acres in Montana and North Dakota, and during 2006 sold an average 376 net equivalent barrels of oil and gas per day from 137 gross (114 net) productive wells located primarily in North Dakota.

We sell our crude oil and natural gas to purchasers with facilities located near our wells.

Oil and Gas Drilling

Our subsidiary, Western Star Drilling Company (WSDC), owns and operates a drilling rig, which is capable of drilling to 8,000 feet.  The rig consists of engines, drawworks, a mast, pumps, blowout preventers, a drillstring, and related equipment.  From time to time, the rig will be used to drill our prospects; however, WSDC will also contract with other entities to drill their wells.  We believe that the ownership of WSDC facilitates the development of our leasehold acreage while providing an additional revenue stream through contract drilling.

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

Leonardite Products

We own a leonardite mine and processing plant in Williston, North Dakota.  Leonardite is mined from leased reserves and is sold as a raw material or is processed to make a basic or blended specialty product.  Our manufacturing facility sustained damage from a fire on May 17, 2005, and the majority of the damage was to the electrical systems that control the operation of the plant to process and bag the basic and blended leonardite specialty products.  Currently we are seeking to sell our leonardite assets.

Historically, our leonardite products were sold primarily to drilling mud companies located in coastal areas of the Gulf of Mexico.  Leonardite products act as a dispersant or thinner and provide filtration control when used as an additive in drilling muds.  We also sold leonardite for use in metal working foundries and in agricultural applications.  Demand for our plant’s output is governed mainly by the level of oil and gas drilling activities, particularly in the gulf coast area, both onshore and offshore.  We have no significant leonardite supply contracts with individual customers.

Status of Products, Services or Industry Segments in Development

We own all the stock of Western Star Drilling Company (WSDC), a North Dakota corporation formed to provide contract oil and gas well drilling services.  WSDC’s drilling equipment can be expanded to allow a greater realm of project and drilling technology capabilities.  We may devote resources to this segment if warranted by economic conditions in the drilling industry.

We also own land under seven patented mining claims in Arizona, as well as a minor amount of geothermal and other mineral rights in Oregon.  We do not expect to devote any substantial resources to hard mineral or geothermal exploration or development in 2007; however, under a lease agreement, the Arizona property is being mined for commercial rock production.

Sources and Availability of Raw Materials and Leases

Maintaining sufficient leasehold mineral interests for oil and gas exploration and development is a primary continuing need in the oil and gas business.  We believe that our current undeveloped acreage is sufficient to meet our presently foreseeable oil and gas leasehold needs.  Maintaining sufficient leasehold mineral interests for leonardite mining is also a continuing need for our mining and manufacturing of leonardite products.  We believe the leonardite held under our current leases is sufficient to maintain our historical output for many years should we continue our leonardite business.  In December 2005, we received final approval for a new mining permit to develop 160 acres of the Logical Mining Unit (LMU) created in 1994.  This permit involves regulations by both the North Dakota Public Service Commission and the United States Department of the Interior, Bureau of Land Management (BLM).

Major Customers

In 2006, we sold our crude oil to 16 purchasers.  Plains Marketing Canada, L.P. and Flint Hills Resources were the major purchasers, accounting for approximately 52% and 34%, respectively, of our oil and gas revenue in 2006 or approximately 42% and 28%, respectively, of our total operating revenue.  We believe there are other crude oil purchasers to whom we would be able to sell our oil, if any of our current purchasers discontinued purchasing from us.

In 2006, WSDC had three customers.  The largest customer accounted for approximately 34% of our drilling revenue or approximately 6% of our total operating revenue.

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

Leonardite Products  Uses and specifications of leonardite-based drilling mud additives are subject to change if better products are found.  Our leonardite products compete with leonardite and non-leonardite products used as additives in numerous types of drilling mud.  In addition, leonardite deposits are available in other areas within the United States, and competitors may be able to enter the leonardite business with relative ease.  At the present time, similar products are marketed by other companies who mine, process and market leonardite products.  Competition lies primarily in delivery time, transportation costs, quality of the product, performance of the product when used in drilling mud and access to high-quality leonardite deposits.  In addition, higher fuel prices can significantly affect our leonardite operations, because our processing which requires heat is located in a colder climate.  The market for drilling mud additives and the demand for our leonardite products remain strong.  However, we have been absent from the market since May 17, 2005, when a fire caused extensive damage to our processing facility

Contract Drilling  The contract drilling business is highly competitive.  Contract drilling competition involves price, rig availability and capability, rig condition, reputation, customer relations and other factors.  However, we believe there is a current shortage of drilling rigs available in shallow drilling areas of the Williston Basin.

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

For example, our oil and gas business segment is affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and wastes not directly related to oil and gas production.  Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment and a number of others.  It is not possible to estimate future environmental compliance costs due in part to the uncertainty of continually changing environmental initiatives.  While future environmental costs can be expected to be significant to the entire oil and gas industry, we do not believe that our costs would be any more of a relative financial burden than those of our peers and environmental compliance costs will be recovered in the marketplace.  During 2006, 2005 and 2004, environmental compliance costs identified to an actual account were $12,119, $6,774 and $21,471, respectively.  However, that is materially less than the real costs, because compliance costs are complex and difficult to differentiate in a system of invoicing.

Our leonardite mining and processing is also subject to an abundant number of federal, state and local environmental regulations, particularly those concerned with air contaminant emission levels of our processing plant and mine permit and reclamation regulations pertaining to surface mining at our leonardite mine.  Environmental compliance costs that might be required cannot be reasonably estimated, because future regulatory requirements are unknown.

Foreign Operations and Export Sales

We have no production facilities or operations in foreign countries.

Employees

At March 16, 2007, we had 13 full-time employees.  Our employees are not represented by any unions or other collective bargaining agreements, and we believe our employee relationships are excellent.

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically.  Lower prices will also negatively impact the value of our proved reserves.  A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  Approximately 45% of our 2006 oil and gas production came from two fields.  Any substantial decline in production from any one field would result in lower revenue to us.

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

Proved Reserves; Ceiling Test.  A deterioration of oil or gas prices could result in our recording a non-cash charge to earnings at the end of a quarter or year.  Our proved reserve estimates are based upon an independent analysis of our oil and gas properties and are subject to rules set by the SEC.  We periodically review the carrying value of our oil and gas properties under the full cost accounting rules of the SEC.  Under these rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects.  At the end of each quarter, the test is applied using unescalated prices in effect at the applicable time and may result in a write-down if the “ceiling” is exceeded, even if prices decline for only a short period.  We have made write downs of the carrying value of our oil and gas properties on our financial statements in the past due to low prices, and may do so in the future.

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

Other Risks.

We are also subject to numerous risks relating to the proposed transaction described above under “Recent Developments” and we incorporate by reference herein the risk factors set forth on pages 24 through 32 of our definitive proxy statement dated February 23, 2007.

ITEM 2.

DESCRIPTION OF PROPERTY

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

Oil and Gas Exploration and Production

We own developed oil and gas leases totaling 21,501 gross (15,709 net) acres as of December 31, 2006, plus associated production equipment.  We also own a number of undeveloped oil and gas leases.  The acreage and other additional information concerning our oil and gas operations are presented in the following tables.

Estimated Net Quantities of Oil and Gas and Standardized Measure of Future Net Cash Flows

All of our oil and gas reserves are located in the United States.  Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note N to the Consolidated Financial Statements.  The estimates are based upon the reports of Cawley, Gillespie & Associates, Inc. and Sproule Associates Inc., independent petroleum-engineering firms.  We have no long-term supply or similar agreements with foreign governments or authorities, and we do not own an interest in any reserves accounted for by the equity method.

Net Oil and Gas Production, Average Price and Average Production Cost

The net quantities of oil and gas produced and sold by us for each of the three fiscal years ended December 31, 2006, the average sales price per unit sold and the average production cost per unit are presented below.

Oil & Gas

				AVERAGE	AVERAGE
	NET	NET	NET	OIL	GAS	AVERAGE
	OIL	GAS	OIL & GAS	SALES	SALES	PROD.
	PROD.	PROD.	PROD.	PRICE	PRICE	COST PER
YEAR	(BBLS)	(MCF)	(BOE)*	PER BBL	PER MCF	BOE**

2006	133,578	22,614	137,347	$ 53.47	$ 4.10	$ 20.37
2005	119,450	7,586	120,714	$ 48.37	$ 6.08	$ 19.08
2004	122,939	5,351	123,831	$ 36.05	$ 3.79	$ 15.53

*Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).

**Average production cost includes lifting costs, remedial workover expenses and production taxes.

Gross and Net Productive Wells

As of December 31, 2006, our total gross and net productive wells were as follows:

Productive Wells*

OIL		GAS		TOTAL

GROSS WELLS	NET WELLS	GROSS WELLS	NET WELLS	GROSS WELLS	NET WELLS

112	89.74	25	25.00	137	114.74

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

Gross and Net Developed and Undeveloped Acres

As of December 31, 2006, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below.  The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

Leasehold Acreage*

	DEVELOPED		UNDEVELOPED		TOTAL

	GROSS	NET	GROSS	NET	GROSS	NET

Montana	9,320	7,666	32,373	33,119	41,693	40,785
North Dakota	12,181	8,043	20,999	10,083	33,180	18,126
ALL STATES	21,501	15,709	53,372	43,202	74,873	58,911

*Gross acres are those acres in which a working interest is owned.  The number of net acres represents the sum of fractional working interests we own in gross acres.

Exploratory Wells and Development Wells

Set forth below for the last three fiscal years ended December 31, 2006, is information concerning the number of wells we drilled during the years indicated.

	NET EXPLORATORY		NET DEVELOPMENT		TOTAL NET PRODUCTIVE
YEAR	WELLS DRILLED		WELLS DRILLED		OR DRY WELLS DRILLED*

	PRODUCTIVE	DRY	PRODUCTIVE	DRY

2006	1.00	0.10	1.00	1.00	3.10
2005	0.00	1.00	1.10	0.00	2.10
2004	0.10	0.00	0.92	0.00	1.02

*Horizontal re-entries of existing wells are counted as a new well drilled.

Present Activities

At March 16, 2007, we did not have any wells in the process of drilling.

Supply Contracts or Agreements

We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short-term contracts customary in division orders and off lease marketing arrangements within the industry.

Reserve Estimates Filed with Agencies

Information concerning the Company’s estimated proved oil and gas reserves and discounted future net cash flows applicable thereto for fiscal 2006, 2005 and 2004 is included as unaudited information in Note N to the Consolidated Financial Statements under Item 7 of this report.  We did not provide any reserve information to any federal agencies in 2006 other than to the SEC.

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

During 2006, the rig was utilized to drill three wells for us and eight wells for other operators.  A rig is considered to be utilized when it is operated or being moved, assembled, or dismantled under contract.  The optimum utilization of the WSDC rig is the drilling of approximately 20 wells per year of the type and depth that are typical in the shallower portions of the Williston Basin.  More information of WSDC’s drilling operations is included in Management’s Discussion.

Leonardite Plant and Mine

The site of our leonardite plant covers about nine acres located one mile east of Williston in Williams County, North Dakota.  We own this site and an additional 20 acres of undeveloped property.  The plant has approximately 11,500 square feet of floor area consisting of warehousing and processing space.  Within the plant is equipment that was able to process and ship approximately 1,500 tons of leonardite products per month until May 17, 2005, when a fire destroyed the main control room and damaged other areas of the facility.  At this time, finished leonardite products cannot be produced until the electrical controls are replaced and other repairs are performed.  In the fourth quarter of 2006 we determined to seek a buyer for our leonardite assets.  In the meantime, we continue to pursue small raw material sales of leonardite.  Finished product leonardite sales for the past three years are shown below.

	FINISHED	AVERAGE
	PRODUCTS	SALES PRICE
YEAR	(TONS)	PER TON

2006	724	$ 119.71
2005	5,667	$ 143.06
2004	10,093	$ 127.88

Our leonardite mining properties consist of a developed lease from private parties and a permitted lease from the U.S. Bureau of Land Management (“BLM”).  The leased lands are located about one mile from our plant site in Williams County, North Dakota.  The private-party (fee) lease totals approximately 160 acres and requires a royalty payment per ton scaled to the Producer Price Index, which was approximately $0.75 for the past three years.  All recoverable coal was removed from the private-party lease in 2005.  On December 2, 2005, we received final approval for a new mining permit to develop 160 acres on a Logical Mining Unit (LMU) created in 1994.  This permit involves regulation by both the North Dakota Public Service Commission and the BLM.  The federal lease requires a minimum royalty of $3.00 per acre or production royalty of 12.5% of value extracted.  Although for 40 years our leonardite proven reserves have never been established from independent sources, with the new mine approval the BLM does approve “estimated” recoverable reserves in our permit area of 600,000 tons.  We believe that the leonardite contained in the 160-acre federal lease is sufficient to supply the plant’s raw material requirements for many years, and that before these reserves were to be exhausted, we would be able to acquire other fee or federal coal leases in the same area.

Reymert Property

We own seven patented mining claims and 15 unpatented mining claims in the Tonto National Forest in Pinal County, Arizona.  These claims, known as the Reymert Property, produced silver sporadically since the 1880’s.  On May 1, 2002, we entered into a License Agreement-Lease Agreement with Gila Rock Products, L.L.C. (GRP), an Arizona limited liability corporation.  GRP is using this property for producing and marketing decorative rock, boulders, riprap, road-base material and similar commercial rock products.  We receive a 10% royalty of gross selling prices on all rock products produced and sold from the property or a minimum royalty of $250 per month.  Royalties received relating to the Reymert Property were approximately $108,000, $36,000 and $16,000 for 2006, 2005 and 2004, respectively.  We have no plans to devote significant financial resources to this property in 2007.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party, nor are any of our properties subject, to any pending material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Stock Market under the Symbol “GEOI.”  The following table sets forth for the period indicated the low and high trade prices for our common stock as reported by the Nasdaq Capital Market.  These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

TRADE PRICE

CALENDAR		HIGHEST	LOWEST

2006	4th Quarter	$ 7.34	$ 5.26
	3rd Quarter	$ 9.29	$ 5.26
	2nd Quarter	$ 12.79	$ 6.90
	1st Quarter	$ 14.69	$ 8.16
2005	4th Quarter	$ 11.36	$ 6.81
	3rd Quarter	$ 17.85	$ 10.47
	2nd Quarter	$ 17.96	$ 7.35
	1st Quarter	$ 11.08	$ 2.73

As of March 15, 2007, there were approximately 700 holders of record of our common stock.  We believe that there are also approximately 3,300 additional beneficial owners of common stock held in “street name”.

We have never declared or paid a cash dividend on our common stock.

Equity Compensation Plan Information

The following sets forth information as of March 15, 2007, concerning our compensation plan under which shares of our common stock are authorized for issuance.

	NUMBER OF SECURITIES TO	WEIGHTED AVERAGE
	BE ISSUED UPON EXERCISE	EXERCISE PRICE OF	NUMBER OF SECURITIES
PLAN	OF OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	REMAINING AVAILABLE
CATEGORY	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	FOR FUTURE ISSUANCE

Equity compensation
plans approved by
security holders:
1993 Employees’ Incentive
Stock Option Plan*	85,208	$ 2.34	-0-

2004 Employees’ Stock
Incentive Plan	-0-	N/A	300,000

Equity compensation
plans not approved
by security holders:	N/A	N/A	N/A

*The term of this plan expired on February 17, 2003.  Thus, no further options may be granted under the plan.

In 2006, employee options exercised totaled 11,000 shares at $2.37 and 6,500 shares at $2.31.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

 We operate through two primary segments:  a) oil and gas exploration, development and production; and b) oil and gas drilling.  We are seeking to sell our leonardite assets and they are carried on our balance sheet as “Leonardite Assets Held for Sale.”  Our oil and gas strategy is focused on the exploitation of existing oil and gas fields.  Our drilling operations focus is development of our customer base and increasing our project capabilities.  See Note B to the Consolidated Financial Statements for financial information about our business segments.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in production volumes; worldwide supply and demand, which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, natural gas and leonardite reserves; risks inherent in the drilling and operation of oil and natural gas wells and the mining and processing of leonardite products; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.  See also “Risk Factors” in Item 1 to this annual report for factors that could cause results to differ materially from forward-looking statements.

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

All of the underlying estimates and assumptions utilized in estimating our proved reserves and future development and dismantlement costs will change over time.  However, the factor that has historically had the greatest impact on the estimation of our proved reserves is the actual year-end oil commodity price that is assumed to remain constant for all future years.  Oil prices are volatile and influenced by numerous factors beyond our control.  See also “Risk Factors” in Item 1 to this annual report for further information regarding oil prices and reserves.

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

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”.  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006.  Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement is effective for fiscal years beginning after September 15, 2006.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  Management believes the adoption of this statement will not have a significant immediate effect on the Company’s financial position or results of operation.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is evaluating the impact, if any, that the adoption of this interpretation could have on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth the selected financial data during the last three years.

	2006	2005	2004

Operating Revenue	$ 8,877,506	$ 7,183,921	$ 5,529,481
Net Income	1,742,337	2,179,473	1,105,846
Net Income Per Share, Basic	.46	.58	.30
AT YEAR END:
Total Assets	16,741,342	14,699,720	12,720,171
Long-term Debt	--	177,638	1,205,729
Current Maturities	--	523,941	518,750
Working Capital	471,163	843,029	85,081
Stockholders’ Equity	11,138,989	9,355,567	7,079,732

Comparison of 2006 to 2005 for Oil and Gas Operations

	Year 2006	% Increase (Decrease) From 2005	Year 2005	% Increase (Decrease) From 2004

Oil and gas production
sold (BOE)	137,347	14%	120,714	(2.5%)

Average revenue per BOE	$ 52.68	9.2%	$ 48.25	34%

Oil and gas revenue	$ 7,235,423	24%	$ 5,824,049	31%

Production costs	$ 2,798,329	22%	$ 2,303,238	20%

Average production cost per BOE	$ 20.37	6.8%	$ 19.08	23%

Depreciation, depletion and amortization	$ 775,367	39%	$ 556,171	(4.1%)

Operating income before SG&A	$ 3,661,727	24%	$ 2,964,640	52%

The relative changes in revenue, production costs and other measures for oil and gas operations for 2006 compared to 2005 are shown in the chart above.  The source of all of our oil and gas revenue is our sales of oil (in 42-gallon barrels, abbreviated BBL) and gas (in thousands of cubic feet at atmospheric conditions, abbreviated MCF).  We convert gas to its approximate oil equivalent by its relative energy content of six MCF to 1 BBL of oil to equate total oil and gas sales into “barrels of oil equivalent”, abbreviated BOE.

BOE sold during 2006 advanced to 137,347 BOE, an increase of 16,600 BOE, or 14% more than the total volume in 2005.  Most of our 2006 drilling occurred in the fourth quarter, so the production growth during the year was entirely due to completion of our Bottineau County, Leonard Field, Anderson 31-25 #3 in the first quarter of 2006 and to workover activity targeted primarily at returning shut-in wells to production.  The first well we drilled in 2006 was a 100% working interest development well in the Starbuck Field that was plugged and abandoned in July; the second well was a 100% working interest exploratory well in our Kramer prospect, drilled in November and expected to be completed in 2007, and the third well was an additional water injection well drilled in December in our South Starbuck Madison Unit, (SSMU).  All of our drilling in 2006 was in Bottineau County, North Dakota.

Our largest single 2006 project, returning shut-in natural gas wells to production, involved re-initiating gas production from our essentially 100% owned shallow low pressure Hammond Gas Field in Carter County, Montana.  This project alone was responsible for returning nine prior producing shut-in gas wells to our existing gas gathering, compression, dehydration and delivery system (“Gas Plant System”) in late September 2006.  The project also involved substantial refurbishment of the Gas Plant System.  Once that was completed, a sizable expansion of the Gas Plant System was undertaken so eight additional shut-in gas wells that had no access to gathering lines since the early 1980’s, were added to the Gas Plant System in late December 2006.  As a result of returning the Hammond Gas Field to production, our fourth quarter net gas sales increased 13,600 MCF or 2,267 BOE, which was 14% of our 2006 production increase over 2005.

In addition to drilling and workovers, effective December 1, 2006, we also traded some properties with another operator in our Bottineau County area of primary operations.  This cashless trade allowed us to consolidate our ownership and operations in the Starbuck, Southwest Starbuck and Wake Fields while remaining basically neutral to both parties in terms of current production and reserves.

Our production increase of 14% for 2006, coupled with a higher 2006 average per BOE value of our sales, resulted in oil and gas revenue increasing $1,411,000 or 22% for 2006 compared to 2005.  Revenue per BOE was $4.43 or 9% higher for 2006 compared to 2005 due primarily to the higher NYMEX oil and gas prices that existed in mid-summer 2006 that were in the range of $75 for oil and $7.50 for gas.  As always, worldwide oil and gas values are the single most important factor in our operating performance and financial results for essentially any financial period.  The average monthly NYMEX price of the oil and gas we sell affects nearly every facet of our oil and gas operations.

Oil and gas production costs also increased 22% or $495,000 in 2006 compared to 2005.  “Ad valorem” production taxes, which are a fixed percentage of value produced at the wellhead, were a sizeable contributor to the increase, resulting in $88,000 or 18% of the increase.  In addition, our expenses were generally higher in almost all categories due to the higher demand for oilfield goods and services, which increased vendor prices.  Our four largest production costs are usually: contract services; petroleum based fuel, power and chemicals; repairs and maintenance; and well service or workover costs.  The following are examples of increases in oilfield costs in our primary areas of operations between periods in 2005 and 2006: 1.)  Monthly contract oil well pumping rates escalated from $300/well to $375/well or 25%, 2.)  Propane for fuel rose from $1.11/gal. to $1.49/gal. or 34%, 3.) “Roustabout” services which provide labor and tools to perform repairs and maintenance increased from $85/hour to $105/hour or 24% and 4.)  Service rig costs for down-hole well maintenance increased from $240/hour to $290/hour, an increase of 21%.  In addition, our higher per barrel revenue allowed us to increase discretionary spending.  These discretionary costs and the above taxes would be reduced if oil prices decrease.  Discretionary cost reductions have limitations however, as many oil and gas production costs are fixed costs, or fixed costs per BOE.  Our largest discretionary costs in 2006 were expensed costs primarily related to returning shut-in wells to production, however discretionary costs also consist of a myriad of minor expenses, for example, the painting of surface equipment to protect from corrosion.  Most costs related to repairing or enhancing idle wells are expensed versus being capitalized, so our higher level of workover activities increased production costs as well.  Due to the higher production costs discussed above, 2006 average production cost per barrel increased $1.29 or 7% from $19.08 in 2005 to $20.37 in 2006.

The 2006 revenue per BOE increase of $4.43 less the $1.29 increase in costs per BOE still added $3.14 to our margins after all expenses including discretionary costs.  The total margin between average revenue per BOE and average cost per BOE was $32.31 in 2006 compared to $29.17 in 2005.  Oil and gas depreciation depletion and amortization (DD&A) in 2006 was $219,000 or 39% higher compared to 2005 due to the combination of our increased production which increased the depletion rate, and to higher capitalized cost of the full cost pool basis.

Looking forward, we expect 2007 to be another year of high activity.  We have one drilling permit in progress, and plan to drill a total of three operated wells in Bottineau County, North Dakota.  Also, if our merger agreement discussed above in Item 1 of this report is consummated, our activity could even be higher.  We believe most oil and gas operating companies in our areas of operations will increase their exploration and production activities in 2007, placing a strain on the price and availability of oil and gas related labor, equipment and services, which may adversely affect our ability to reach our 2007 goals.

Comparison of 2006 to 2005 for Drilling Operations

	Year 2006	% Increase (Decrease) From 2005	Year 2005	% Increase (Decrease) From 2004

Operating days	126	(11%)	142	6.8%

Drilling revenue	$ 1,642,083	21%	$ 1,359,872	26%

Average revenue per drilling day	$ 13,032	36%	$ 9,577	18%

Drilling Costs	$ 1,485,101	18%	$ 1,258,258	25%

Average costs per day	$ 11,787	33%	$ 8,861	17%

Depreciation, depletion and amortization	$ 175,007	15%	$ 151,847	18%

Operating income (loss) before SG&A	$ (18,025)	N/A	$ (50,233)	N/A

All amounts in the drilling operations table above are presented in conformance with our financial statements.  Accordingly, Western Star Drilling Company’s (WSDC) revenue and expense from the drilling of GeoResources’ wells or wells in which it participated are eliminated in consolidation of the financial statements, and the cost of those wells is capitalized by GeoResources in oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table represent only drilling operations performed by WSDC for companies other than GeoResources.

In 2006, WSDC’s operations consisted of 167 operating days drilling three wells for us and eight wells for other operators.  This compares to 162 operating days drilling two wells for GeoResources and eight for other operators in 2005.  Total footage drilled was 55,831 feet in 2006 versus 56,987 feet in 2005.  The well counts used in this discussion are gross wells that were drilled in each respective year either for other operators or for GeoResources.  The operating days and all other parameters in the table, however, are the net drilling days in each year associated only with “outside drilling” as discussed in the paragraph above.

Drilling days for projects other than GeoResources decreased 16 days or 11% to 126 days in 2006 compared to 142 days in 2005.  On a percentage utilization basis, the 2006 usage was 35% compared to 39% in 2005.  Due to weather, road conditions, truck scheduling, and other factors, annual utilization of 70% to 80% would be as high as we might hope to attain.

Due to higher day-work rates, drilling revenue was $1,642,000 in 2006 compared to $1,360,000 in 2005, a 21% increase.  Drilling costs also increased in close proportion to revenue.  Part of the drilling cost increases were due to rig repairs and discretionary upgrading as we continue to make rig improvements using drilling cash flow.  Revenue and costs per day were also both proportionately higher.  The costs per day were higher due to the factors mentioned above, and the per day revenue increased due to rig improvements and market conditions that allowed us to increase our day-work rate.  Average revenue per day will vary from contract day-work rates because operating days include days for “move in, rig up” and “tear out, rig down” days billed at lower rates than drilling days, and because additional equipment and services are billed over and above day-work basic rig costs.

Drilling rig depreciation in 2006 was $175,007 or 15% higher due to the increased number of days the rig was utilized.  Operating loss before SG&A in 2006 was $18,025 compared to a loss of $50,233 in 2005.  WSDC has value to us over and above its consolidated financial statement presentation because it facilitates our ability to explore and develop our own properties.  The three wells WSDC drilled for GeoResources in 2006 do not have a direct impact on WSDC’s operations as presented in the consolidated financial statements.

Discontinued Operation (Leonardite Operations)

We have had a limited amount of leonardite sales since a fire on May 17, 2005 destroyed the electrical equipment used to operate our leonardite processing plant.  We have decided not to rebuild the processing plant and have accepted the cash value settlement from our insurance company for the fire damage.  In the fourth quarter of 2006, we determined we would seek to sell our leonardite assets.  Accordingly, our leonardite operations are accounted for as discontinued operations in the accompanying consolidated financial statements.

Comparison of 2006 to 2005 Consolidated Analysis of the Financial Statements

	Year 2006	% Increase (Decrease) From 2005	Year 2005	% Increase (Decrease) From 2004

Total operating revenue	$ 8,877,506	24%	$ 7,183,921	30%

Cost of operations	$ 4,283,430	20%	$ 3,561,496	21%

Depreciation, depletion and amortization	$ 992,423	34%	$ 742,685	--

Selling, general and administrative	$ 794,168	25%	$ 635,724	13%

Operating income	$ 2,807,485	25%	$ 2,244,016	73%

Other income (expense)	$ (344,895)	N/A	$ (51,765)	N/A

Income before taxes	$ 2,462,590	12%	$ 2,192,251	78%

Income taxes	$ 523,043	99%	$ 263,087	130%

Discontinued operations	$ (197,210)	(179%)	$ 250,309	N/A

Net income	$ 1,742,337	(20%)	$ 2,179,473	97%

General corporate depreciation was $7,000 higher in 2006 than in 2005 due to the purchase of new office equipment.  General corporate assets include our office building and equipment and our Reymert property.

An increase in salaries, travel costs and shareholder expense, resulted in an overall increase of selling, general and administrative costs of $158,000, or 25%, for 2006 when compared to 2005.  Most of the increase in travel expenses was related to our merger discussions and negotiations.

Other expense increased significantly due to the impact of professional fees we incurred in negotiating and completing the merger agreement with Southern Bay Oil & Gas, L.P. and Chandler Energy, LLC and incurred in preparing the related preliminary proxy statements.

Income tax expense for 2006 was 21% of income before taxes versus 12% for 2005.  The increase is largely due to the merger expenses discussed above that are not tax deductible.  Total income tax expense for each year is primarily reflective of changes in our tax-deferred assets and liabilities under the provisions of SFAS No. 109.  See Notes A and H to the consolidated financial statements for further information.

Our after tax loss from discontinued leonardite operations was $197,210 in 2006 versus after tax income of $250,309 in 2005.  The change was primarily the result of a) reduced revenue in 2006 since 2005 included approximately five months of normal operations prior to the fire at our leonardite plant, and b) the $348,743 after tax gain recorded in 2005 resulting from recognized insurance proceeds.

As a result of all the factors discussed above, net income, which includes the discontinued operations, was $1,742,000 or $0.46 per share in 2006 compared to a net income of $2,179,000 or $0.58 per share in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had current assets of $2,516,000 compared to current liabilities of $2,045,000 for a current ratio of 1.23 to 1 and working capital of $471,000.  This compares to a current ratio of 1.41 to 1 at December 31, 2005, and working capital of $843,000.

During the year ended December 31, 2006, we generated cash flows from operating activities of $2,893,000, which was $256,000 more than the amount generated during 2005.  This increase was due to significantly higher cash flows from oil and gas operations that were partially offset by a negative cash flow from discontinued leonardite operations and expenditures related to our proposed mergers.  We anticipate that cash flows from operations and funds available under our $3,000,000 revolving line of credit (2004 RLOC) will be sufficient to meet our short-term cash requirements for 2007.  The 2004 RLOC had $3,000,000 available for use at December 31, 2006, subject to collateral requirements and allowed borrowings until March 22, 2007 (extended to April 21, 2007), with repayment due by March 5, 2011.  Presently, we are in the process of establishing a new $3,000,000 RLOC.

During 2006, our investing activities used $2,971,000 of cash for additions to property, plant and equipment.  Approximately $1,252,000 of these additions was to drill three wells and to complete two wells drilled late in 2005 in Bottineau County, North Dakota, and participate in one exploratory well in Mountrail County, North Dakota.  We also used approximately $609,000 for capitalized workovers on operated and non-operated wells and $47,000 for the unitization of the Landa West Madison Unit in Bottineau County, North Dakota.  Portions of the remaining $1,063,000 used in investing activities consisted of $397,000 of additional rig equipment, $296,000 for Hammond Field, $198,000 for leonardite plant expenditures, $33,000 for unproved oil and gas property costs and $95,000 for proved property acquisition costs.

During 2006, our financing activities consisted of $389,000 of cash utilized for regularly scheduled principal payments under long-term debt agreements, $313,000 for prepayment on long-term debt, $42,000 for payments on capital leases and $41,000 received from employees exercising their stock options.  We have completely paid down our bank line-of-credit.

Excluding any effects of our proposed mergers, we estimate that our capital costs for 2007 relating to our proved developed nonproducing and proved undeveloped oil and gas properties will be approximately $1,800,000.  Planned expenditures for 2007 also include delay rentals and other exploration costs of approximately $100,000.

We expect to continue to evaluate possible future purchases of additional producing oil and gas properties and the further development of our properties.  We believe our long-term cash requirements for such investing activities and the repayment of any long-term debt can be met by future cash flows from operations and, if necessary, possible forward sales of oil reserves or additional debt or equity financing.

ITEM 7.

FINANCIAL STATEMENTS

See “Index to Consolidated Financial Statements” on page 39.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information concerning each of our directors and executive officers:

POSITION(S) WITH PERIOD OF SERVICE AS NAME AND AGE THE COMPANY A DIRECTOR OR OFFICER

Jeffrey P. Vickers President, CEO, CFO Since 1982
Age: 54 and Director

Jeffrey B. Jennings Vice President Since June 2000
Age: 50 of Land and Finance

Cathy Kruse Secretary Since October 1981 (officer);
Age: 51 and Director and since June 1996 (director)

Connie R. Hval Treasurer Since June 2000
Age: 46

H. Dennis Hoffelt Director From 1967 through June
Age: 65 Member of 1986; and since June 1987
Audit Committee

Paul A. Krile Director Since June 1997
Age: 78 Member of
Audit Committee

Nick Voller Director Since March 2004
Age: 56 Member of
Audit Committee

Duane Ashley Director Since June 1999
Age: 58

All of the directors’ terms expire at the next annual meeting of shareholders or when their successors have been appointed and qualified.  Our executive officers serve at the discretion of the Board of Directors.  The Board of Directors has appointed an audit committee consisting of three independent directors, Nick Voller, H. Dennis Hoffelt and Paul A. Krile.

Jeffrey P. Vickers received a Bachelor of Science degree in Geological Engineering with a Petroleum Engineering option from the University of North Dakota in 1978.  In 1979, Mr. Vickers joined Amerada Hess Corporation as an Associate Petroleum Engineer in the Williston Basin.  In 1981, Mr. Vickers was employed by us as our Drilling and Production Manager where he was responsible for providing technical assistance and supervision of drilling and production operations and generated development drilling programs.  He became our President on January 1, 1983.  He has been a director since June 1982.

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

H. Dennis Hoffelt is retired.  Prior to his retirement Mr. Hoffelt was President of Triangle Electric Inc., Williston, North Dakota, an electrical contracting firm, for over 30 years.  He served as one of our directors from 1967 through June of 1986 and was elected as a director again in 1987.

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

Cathy Kruse is the sister-in-law of Jeffrey P. Vickers.  No other family relationship exists between or among any of our officers or directors.  There are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which any person was or is to be elected as a director or nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required during fiscal year 2006, all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the aggregate compensation earned by our Principal Executive Officer for the fiscal year ended December 31, 2006.  We do not have an employment contract with any of our executive officers.  Jeffrey P. Vickers is the only employee of GeoResources who earned a total annual salary and bonus in excess of $100,000 in 2006.  There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in the fiscal year covered by any table, other than what is set forth in the following table.

Name And Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Jeffrey P. Vickers, Principal Executive	2006	$ 127,887	-0-*	$ 16,765	$ 144,652
Officer

*Any bonus payable to Mr. Vickers for 2006 has not been determined by our Board of Directors.

In the preceding table, the column titled “All Other Compensation” is comprised entirely of profit sharing amounts ($10,372) and the 401(k) GeoResources matching funds ($6,393) discussed below.

Mr. Vickers has served as our President for over 23 years on an “at will” basis and has been paid primarily by salary and an occasional cash bonus.  From time to time he has also received grants of options to purchase common stock pursuant to option plans approved by our shareholders.  In addition, we have a Profit Sharing Plan and Trust described below as well as a nonstandardized 401(k) Profit Sharing Plan described below.  Mr. Vickers compensation has consisted of these components since he became our President in 1983.

If we achieve net income in a fiscal year, our Board of Directors may determine to contribute an amount based on our profits to the Employees’ Profit Sharing Plan and Trust (the “Profit Sharing Plan”).  An eligible employee may be allocated from 0% to 15% of his other compensation depending upon the total contribution to the Profit Sharing Plan.  A total of 20% of the amount allocated to an individual vests after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven or more years.  On retirement, an employee is eligible to receive the vested amount.  On death, 100% of the amount allocated to an individual is payable to the employee’s beneficiary.  We made total contributions to the Profit Sharing Plan, matching and discretionary, for the years ended December 31, 2006, 2005 and 2004 of $73,315, $71,343, and $63,421, respectively.  As of December 31, 2006, vested amounts in the Profit Sharing Plan for all officers as a group was approximately $722,934.

Effective July 1, 1997, we executed an Adoption Agreement Nonstandardized Code 401(k) Profit Sharing Plan that incorporated a 401(k) Plan into the existing Profit Sharing Plan.  This retirement plan was amended and updated to comply with legislative changes effective September 30, 2003.  Eligible employees are allowed to defer up to 15% of their compensation and we match up to 5%.

Employment Contracts and Termination of Employment Arrangements.  We have no employment contracts with any of our executive officers.  We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with GeoResources and its subsidiary, or as a result of a change-in-control of GeoResources or a change in the executive officers' responsibilities following a change-in-control.

However, the merger agreement, discussed in Item 1 above, provides that upon closing of the mergers, the executive officers of GeoResources other than Mr. Vickers, will no longer remain as officers.  All such persons, consisting of Cathy Kruse, Secretary, Connie Hval, Treasurer and Jeff Jennings, Vice President of Land and Finance, will be offered continued employment with GeoResources for six months with salary and benefits similar to those existing presently except they will each receive a bonus of 5,000 shares of our common stock in connection with their efforts in completing the mergers.  In addition, it is contemplated that if any of these persons were to be terminated without cause by us at anytime within one year after the initial six months of continued employment, then GeoResources would pay them severance equal to the unpaid salary for such 12 month period, payable in three equal installments over 180 days.  It is expected that Mr. Vickers will continue to be one of our executive officers on substantially the same basis as currently, but his employment will be “at will.”

Outstanding Option Awards At Fiscal Year End

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Jeffrey P. Vickers, Principal Executive and Principal Financial Officer	May 2, 1997 December 18, 1997	26,500 36,000	$2.37 $2.31	May 1, 2007 December 17, 2007

Option Grants in Last Fiscal Year.  We did not grant any stock options in 2006.  Our 1993 Employees' Incentive Stock Option Plan expired in 2003.  Nonetheless, all options outstanding under that plan remain exercisable until they are cancelled or expired pursuant to their terms.  If within the duration of any of the remaining outstanding options, there is a corporate merger consolidation, acquisition of assets or other reorganization and if this transaction affects the optioned stock, the optionee will thereafter be entitled to receive upon exercise of his option those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a shareholder with respect to such shares.

Our Board of Directors administers the outstanding options.  A total of 300,000 shares were reserved for issuance under the plan.  Of the 300,000 reserved shares, 85,208 shares remained outstanding as of December 31, 2006 at an average exercise price of $2.34.

In 2004, our shareholders adopted the 2004 Employees' Stock Incentive Plan (“2004 Plan”).  The 2004 Plan reserves 300,000 shares of the our common stock for either nonstatutory options or incentive stock options that may be granted pursuant to the terms of the 2004 Plan.  Under the terms of the 2004 Plan, the option price can not be less than 100% of the fair market value of the common stock of GeoResources on the date of grant, and if the optionee owned more than 10% of the voting stock, the option price per share can not be less than 110% of the fair market value.

Directors’ Compensation

The following table sets forth all compensation paid to our directors in 2006.

Name of Director	Fees Earned or Paid in Cash ($)

H. Dennis Hoffelt	$4,000
Jeffrey P. Vickers	-0-
Cathy Kruse	-0-
Paul A. Krile	$3,800
Duane Ashley	$3,000
Nick Voller	$4,100

GeoResources pays each director who is not also an employee $200 per month, plus $100 per meeting and reimbursement for travel expenses.  Each director who is also on the audit committee receives an additional $100 per month.  Directors do not receive any other compensation, such as stock options or other benefits.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our Common Stock beneficially owned by each of our officers and directors and by all directors and officers as a group, as of March 15, 2007.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock,	Jeffrey P. Vickers	282,634 - Direct and	7.5%
$.01 par value	1814 14th Ave. W.	Indirect(a)
Williston, ND 58801

Common Stock,	Paul A. Krile	50,000 - Direct	1.3%
$.01 par value	P. O. Box 329
Sioux Rapids, IA 50585

Common Stock,	Cathy Kruse	7,500 - Direct	(b)
$.01 par value	723 W. 14th St.
Williston, ND 58801

Common Stock,	H. Dennis Hoffelt	34,000 - Direct	(b)
$.01 par value	9421 E. Desert Lake
Sun Lakes, AZ 85248

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock,	Connie R. Hval	9,500 - Direct	(b)
$.01 par value	7400 3rd Ave. E.
Williston, ND 58801

Common Stock,	Jeffrey B. Jennings	9,500 - Direct	(b)
$.01 par value	1410 1st Ave. W.
Williston, ND 58801

Common Stock,	Duane Ashley	--	--
$.01 par value	910 15th St. W.
Williston, ND 58801

Common Stock,	Nick Voller	--	--
$.01 par value	222 University Ave.
Williston, ND 58801

Common Stock,	Officers and Directors	393,134 - Direct and	10.4%
$.01 par value	as a Group-(eight persons)	Indirect

 (a)

Includes 141,634 shares owned directly by Mr. Vickers and 78,500 shares held jointly with his wife, Nancy J. Vickers.  Also included are 62,500 shares that may be purchased by Mr. Vickers under presently exercisable stock options granted pursuant to our 1993 Employees’ Incentive Stock Option Plan.

(b)

Less than 1%.

Change In Control.  As discussed above in Item 1 of this annual report, we have entered into a merger agreement with Southern Bay Oil & Gas, L.P. and Chandler Energy, LLC, which, if consummated, will result in a change of control of our company, as our board of directors and executive officers will consist mostly of persons who are presently affiliated with Southern Bay and Chandler, and our existing shareholders will own approximately 26.2% of our common stock.  See Item 1 for the information about the merger agreement.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR

 INDEPENDENCE

There are no transactions or series of similar transactions since the beginning of our last fiscal year or any currently proposed transaction or series of similar transactions to which we were or are to be a party, and which the amount involved exceeds $120,000 and in which any director, executive officer, principal shareholder or any member of their immediate family had or will have a direct or indirect material interest.

Board of Directors.  During the fiscal year ended December 31, 2006, our Board of Directors held eight meetings.  In addition, the Board acts from time to time by unanimous written consent in lieu of holding a meeting.  During the fiscal year ending December 31, 2006, the Board did not act by unanimous written consent.  Messrs. Vickers, Ashley, Hoffelt and Voller and Mrs. Kruse attended 100% of the board meetings.  Mr. Krile missed two meetings.

While we do not have a formal policy regarding our Board members’ attendance at the annual meeting of shareholders, we have historically scheduled a meeting of the Board of Directors on the same day as our annual meeting so our Board members typically attend the annual meeting of shareholders.  In 2006, all members of our Board of Directors attended our annual meeting of shareholders except Messrs. Krile and Hoffelt.

Independence of Directors.  The rules of the Nasdaq Stock Market require that a majority of the Board of Directors be independent directors, as defined in Nasdaq Rule 4200(a)(15).  In June 2006, we reviewed the independence of our directors.  During this review, the Board of Directors considered transactions and relationships between each director, or any member of his or her family, and GeoResources and our subsidiaries.  As a result of this review, the Board of Directors has determined that a majority of the directors who were re-elected in 2006 are independent under Nasdaq Rules.  Our independent directors are: Messrs. Ashley, Hoffelt, Krile, and Voller.

Committees of the Board of Directors.  To assist it in carrying out its duties, the Board has delegated certain authority to an audit committee whose functions are described below:

Audit Committee

Members at March 30, 2007: Directors Hoffelt, Krile and Voller (Chairman)

Number of Meetings in 2006: four

Functions:

•

Assists the Board in fulfilling its oversight responsibilities as they relate to the Company’s accounting policies, internal controls, financial reporting practices and legal and regulatory compliance;

•

Hires the independent auditors;

•

Monitors the independence and performance of the Company’s independent auditors and internal auditors;

•

Maintains, through regularly scheduled meetings, a line of communication between the Board and the Company’s financial management, internal auditors and independent auditors; and

•

Oversees compliance with the Company’s policies for conducting business, including ethical business standards.

The Board of Directors adopted an Audit Committee Charter in 2000 and subsequently amended and restated the Charter in March, 2004.

Our Board of Directors has determined that Mr. Voller qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission.

Our Common Stock is quoted on the Nasdaq SmallCap Market.  Pursuant to Nasdaq rules, the Audit Committee is to be comprised of three or more directors as determined by the Board of Directors, each of whom shall be “independent”.  Our Board of Directors has determined that all members of the Audit Committee are independent, as defined in the listing standards of the Nasdaq Stock Market and the rules of the SEC.

Compensation and Nominating Functions

Our Board of Directors does not maintain a nominating committee with respect to identifying, evaluating or recommending candidates for our Board of Directors, nor does it maintain a compensation committee to administer our compensation plans and oversee executive compensation.  Instead, these functions are performed by the full Board of Directors and without a charter.  Our Board does not maintain these committees for the following reasons:

•

We are a small company with only 13 full-time employees, 11 of whom are located in Williston, North Dakota, one in Westhope, North Dakota and one in Alzada, Montana.

•

Many boards of directors of large companies, due to the large number of directors they maintain, find it necessary to delegate their duties to committees in order to dispense their duties in an orderly fashion.  As a small company, our Board currently consists of six directors.  Thus, your Board believes it is not necessary or warranted for our Board to delegate duties to committees of the Board.

•

As four of our six directors are independent under applicable Nasdaq Stock Market rules, we believe that the nominating and compensation duties of the Board can be accomplished in a disinterested manner by our entire Board of Directors.

In compliance with rules and regulations of the Nasdaq Stock Market, nominees for our Board of Directors and executive compensation must be approved by a majority of our independent directors.

Our Board of Directors will consider a candidate for a director position proposed by a shareholder.  A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board.  A shareholder wishing to propose a candidate for the Board’s consideration should forward the candidate’s name and information about the candidate’s qualifications to the Board, in care of our Secretary, at 1407 West Dakota Parkway, Suite 1-B, Williston, North Dakota 58801.  Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer’s names and description of the employer’s business, educational background and any other biographical information that would assist the Board in determining the qualifications of the individual.  The Board will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting.  The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

The Board evaluates nominees for directors recommended by shareholders in the same manner in which it evaluates other nominees for directors.  Minimum qualifications include the factors discussed above.

Code of Ethics.  Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which is posted on our web site located at www.geoi.net.  Any shareholder of ours may also obtain a copy of our Code by requesting a copy in writing at 1407 West Dakota Parkway, Suite 1-B, Williston, North Dakota  58801 or by calling us at (701) 572-2020.

Our Code provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf.  Among other things, the Code provides that:

•

We will comply with all laws, rules and regulations;

•

Our directors, officers and employees are to avoid conflicts of interest and are prohibited from competing with us or personally exploiting our corporate opportunities;

•

Our directors, officers and employees are to protect our assets and maintain our confidentiality;

•

We are committed to promoting values of integrity and fair dealing; and

•

We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports.

Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.

ITEM 13.

EXHIBITS

(a)

Documents filed as Part of this Report

(1)

Financial Statements and Schedules  See “Index to Consolidated Financial Statements” on Page 39.  There are no financial statement schedules filed herewith.

(2)

Exhibits  See “Exhibit Index” on page 65.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2005, we paid the following fees to our principal accountants:

	2006	2005
Audit Fees	$ 31,150	$ 29,500
Audit Related Fees	1,665	2,339
Tax Fees	6,527	4,235
All Other Fees (1)	5,225	7,335
	$ 44,567	$ 43,409

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

40

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets

41

Consolidated statements of operations

42

Consolidated statements of stockholders' equity

43

Consolidated statements of cash flows

44 - 45

Notes to consolidated financial statements

46 - 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

GeoResources, Inc.

We have audited the accompanying balance sheets of GeoResources, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Richey, May & Co., LLP

Englewood, Colorado

April 2, 2007

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

CURRENT ASSETS:	2006	2005
Cash and equivalents	$ 889,766	$ 1,669,882
Trade receivables, net	1,437,093	1,109,202
Crude oil inventory	141,549	113,648
Prepaid expenses	47,268	25,827
Total current assets	2,515,676	2,918,556

PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the full cost method
of accounting:
Properties being amortized	30,685,572	27,842,549
Properties not subject to amortization	224,297	202,257
Drilling rig and equipment	1,923,035	1,607,094
Other	861,078	849,834
	33,693,982	30,501,734
Less accumulated depreciation, depletion,
amortization and impairment	(20,058,541)	(19,001,585)
Net property, plant and equipment	13,635,441	11,500,149

LEONARDITE ASSETS HELD FOR SALE	590,225	281,015

TOTAL ASSETS	$ 16,741,342	$ 14,699,720

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,649,972	$ 1,152,532
Accrued expenses	320,692	293,505
Income taxes payable	60,551	64,000
Current portions of capital lease obligations	13,298	41,549
Current maturities of long-term debt	--	523,941
Total current liabilities	2,044,513	2,075,527

CAPITAL LEASE OBLIGATIONS, less current portions	--	13,298
LONG-TERM DEBT, less current maturities	--	177,638
ASSET RETIREMENT OBLIGATIONS	2,521,840	2,324,690
DEFFERED INCOME TAXES:
Related to continuing operations	768,000	521,000
Related to discontinued operations	268,000	232,000
Total liabilities	5,602,353	5,344,153

CONTINGENCIES (NOTE J)

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; authorized
10,000,000 shares; issued and outstanding, 3,782,769
and 3,765,269 shares, respectively	37,828	37,653
Additional paid-in capital	432,791	391,881
Retained earnings	10,668,370	8,926,033
Total stockholders' equity	11,138,989	9,355,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,741,342	$ 14,699,720

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES:
Oil and gas	$ 7,235,423	$ 5,824,049	$ 4,452,114
Drilling	1,642,083	1,359,872	1,077,367
	8,877,506	7,183,921	5,529,481

OPERATING COSTS AND EXPENSES:
Oil and gas production	2,798,329	2,303,238	1,922,479
Drilling costs	1,485,101	1,258,258	1,009,051
Depreciation, depletion and amortization	992,423	742,685	743,246
Selling, general and administrative	794,168	635,724	560,391
	6,070,021	4,939,905	4,235,167
Operating income	2,807,485	2,244,016	1,294,314

OTHER INCOME (EXPENSE):
Interest expense	(25,445)	(87,592)	(91,363)
Interest income	67,665	18,649	10,697
Professional fees related to proposed merger	(407,933)	--	--
Other, net	20,818	17,178	20,027
	(344,895)	(51,765)	(60,639)
Income before income taxes	2,462,590	2,192,251	1,233,675

INCOME TAX EXPENSE	523,043	263,087	114,287
Income from continuing operations	1,939,547	1,929,164	1,119,388

DISCONTINUED OPERATIONS:
Loss from leonardite operations	(299,498)	(216,920)	(10,542)
Income tax (expense) benefit	102,288	118,486	(3,000)
Gain on involuntary conversion of leonardite facility, net of tax of $149,000	--	348,743	--
	(197,210)	250,309	(13,542)

Net Income	$ 1,742,337	$ 2,179,473	$ 1,105,846

EARNINGS PER SHARE:
Income from continuing operations	$ .51	$ .51	$ .30
Income (loss) from discontinued operations	(.05)	.07	--
Net Income, basic	$ .46	$ .58	$ .30

Income from continuing operations	$ .50	$ .50	$ .30
Income (loss) from discontinued operations	(.05)	.07	--
Net income, diluted	$ .45	$ .57	$ .30

Weighted average number of shares outstanding	3,776,720	3,744,488	3,723,977
Dilutive potential shares –
Stock options	62,028	81,942	--
Adjusted weighted average shares	3,838,748	3,826,430	3,723,977

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2003	3,723,977	$ 37,240	$ 295,932	$ 5,640,714	$ 5,973,886
Net income	--	--	--	1,105,846	1,105,846
Balance, December 31, 2004	3,723,977	37,240	295,932	6,746,560	7,079,732
Stock options exercised	41,292	413	95,949	--	96,362
Net income	--	--	--	2,179,473	2,179,473
Balance, December 31, 2005	3,765,269	37,653	391,881	8,926,033	9,355,567
Stock options exercised	17,500	175	40,910	--	41,085
Net income	--	--	--	1,742,337	1,742,337
Balance, December 31, 2006	3,782,769	$ 37,828	$ 432,791	$ 10,668,370	$ 11,138,989

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,742,337	$ 2,179,473	$ 1,105,846
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion, amortization and
valuation allowance	1,022,500	786,156	842,658
Accretion of asset retirement obligations	113,150	92,180	84,310
Deferred income taxes	283,000	229,000	118,000
Gain on involuntary conversion of leonardite facility	--	(497,743)	--
Other	5,000	9,675	25,273
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(327,891)	(37,263)	53,962
Inventories	(140,975)	(676)	(2,099)
Prepaid expenses and other	(51,524)	27,024	(30,427)
Increase (decrease) in:
Accounts payable	224,044	(125,858)	143,875
Accrued expenses	27,187	(89,188)	(21,792)
Income taxes payable	(3,449)	64,000	--

Cash provided by operating activities	2,893,379	2,636,780	2,319,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,079,503)	(1,397,640)	(1,545,988)
Proceeds from insurance claim, net of related costs	--	669,663	--
Proceeds from sale of property, plant and equipment	108,051	36,352	15,926

Cash used in investing activities	(2,971,452)	(691,625)	(1,530,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(41,549)	(64,286)	(47,955)
Proceeds from long-term borrowings	--	10,006	125,000
Proceeds from stock options exercised	41,085	96,362	--
Principal payments on long-term debt	(701,579)	(1,032,906)	(479,457)
Debt issue costs	--	--	(15,000)

Cash used in financing activities	(702,043)	(990,824)	(417,412)

INCREASE (DECREASE) IN CASH
AND EQUIVALENTS	(780,116)	954,331	372,132

CASH AND EQUIVALENTS, beginning of year	1,669,882	715,551	343,419

CASH AND EQUIVALENTS, end of year	$ 889,766	$ 1,669,882	$ 715,551

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$ 26,271	$ 90,907	$ 87,805
Income taxes (refunds)	126,204	601	(713)

NONCASH INVESTING AND FINANCING ACTIVITIES

During 2004, the Company acquired $167,088 of drilling rig equipment by entering into two capital leases.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoResources, Inc., its wholly owned subsidiaries, Western Star Drilling Company (“WSDC”) and Belmont Natural Resource Company, Inc. (“BNRC”).  All material intercompany transactions and balances between the entities have been eliminated.

GeoResources, Inc. (the "Company") is primarily involved in oil and gas exploration, development and production in North Dakota and Montana. WSDC was incorporated in 2002 and provides contract oil and gas drilling services to the Company and other operators in the Williston Basin area of North Dakota.  BNRC was incorporated in 1991 to exploit natural gas opportunities in the Pacific Northwest.  BNRC was dissolved in 2006.  All properties of the Company and WSDC are located in the United States.

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

All capitalized costs of oil and gas properties, net of estimated salvage values, plus the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  The Company's oil and gas depreciation, depletion and amortization rate per equivalent barrel of oil produced was $5.65, $4.72, and $4.68 for 2006, 2005, and 2004, respectively.

In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  As a result of this ceiling test, the Company had no write-downs of its oil and gas properties during 2006, 2005, and 2004.

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

The Company leases non-producing acreage for its exploration and development activities.  The cost of these leases plus accumulated delay rentals is recorded at the lower of cost or fair market value.  It is expected that evaluation of these leases will occur primarily over the next three years.  At December 31, 2006, the costs of these unevaluated, undeveloped oil and gas properties, which are not being amortized, were acquired during the following years:

2006	$ 88,560
2005	32,813
2004	31,782
2003	25,247
2002 and prior	45,895

Total	$ 224,297

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

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

Operating Costs and Expenses

Oil and gas production costs and drilling costs exclude a provision for depreciation and depletion.  Depreciation and depletion expense is shown in the aggregate in the accompanying consolidated statements of operations.

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

Stock Options

Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  There were no share-based payments made during 2006.

Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No compensation cost related to the granting of stock options was recognized in the financial statements prior to January 1, 2006, because the exercise price of all option grants was equal to the market price of the common stock at the date of the grant.  The effect on net income or earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123(R) to stock-based employee compensation during the years ended December 31, 2005 and 2004, has not been presented because no options were granted in those years, and therefore, there is no effect.

Earnings Per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding stock options was antidilutive in 2004.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”.  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006.  Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

A.

SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements (Continued):

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement is effective for fiscal years beginning after September 15, 2006.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  Management believes the adoption of this statement will not have a significant immediate effect on the Company’s financial position or results of operation.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is evaluating the impact, if any, that the adoption of this interpretation could have on the Company’s financial position or results of operations.

B.

INDUSTRY SEGMENTS:

The Company assesses performance and allocates resources based upon its products and the nature of its production processes, which consist principally of a) oil and gas exploration, development and production; and b) oil and gas drilling.  All operations are conducted within the United States.  Sales and other material transactions between the segments have been eliminated.  Operations of the leonardite segment became idle in May 2005 and it is included in discontinued operations.  See Note M.  Certain corporate costs, assets and capital expenditures that are considered to benefit the entire organization are not allocated to the Company’s operating segments.  Interest income, interest expense and income taxes are also not allocated to operating segments.  There are no significant accounting differences between internal segment reporting and consolidated external reporting.  Presented below is information concerning the Company's operating segments for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenue:
Oil and gas	$ 7,235,423	$ 5,824,049	$ 4,452,114
Drilling	1,642,083	1,359,872	1,077,367
	$ 8,877,506	$ 7,183,921	$ 5,529,481
Operating income (loss):
Oil and gas	$ 3,661,727	$ 2,964,640	$ 1,949,529
Drilling	(18,025)	(50,233)	(60,019)
General corporate	(836,217)	(670,391)	(595,196)
	$ 2,507,987	$ 2,244,016	$ 1,297,314
Depreciation and depletion:
Oil and gas	$ 775,367	$ 556,171	$ 580,106
Drilling	175,007	151,847	128,335
General corporate	42,049	34,667	34,805
	$ 992,423	$ 742,685	$ 743,246
Identifiable assets, net:
Oil and gas	$ 13,044,359	$ 10,759,625	$ 9,237,435
Drilling	1,907,165	1,521,874	1,546,104
General corporate	1,118,092	2,022,799	1,115,890
Leonardite - held for sale	671,726	395,422	820,742
	$ 16,741,342	$ 14,699,720	$ 12,720,171
Capital expenditures incurred:
Oil and gas	$ 2,872,188	$ 1,809,003	$ 1,222,757
Drilling	396,960	84,942	378,542
General corporate	14,245	19,441	--
Leonardite	198,133	81,204	56,115
	$ 3,481,526	$ 1,994,590	$ 1,657,414

C.

TRADE RECEIVABLES AND MAJOR CUSTOMERS:

Trade receivables at December 31, 2006 and 2005 are comprised of the following:

	2006	2005

Oil and gas purchasers	$ 899,292	$ 739,241
Oil and gas joint interest owners	43,882	36,796
Leonardite customers	34,561	66,500
Drilling customers	578,018	278,081

	1,555,753	1,120,618

Less allowance for doubtful accounts	(118,660)	(11,416)

	$ 1,437,093	$ 1,109,202

The Company is subject to credit risk associated with the purchasers of its produced oil and gas products and drilling services.  Exposure to this credit risk is controlled through credit approvals and monitoring procedures.  Collateral is not required.  Receivables from joint interest owners are subject to collection under operating agreements that generally provide lien rights.

The Company primarily sells crude oil.  The Company’s production of crude oil is concentrated in the Williston Basin of North Dakota, which is a mature basin.  In addition, 27% and 17% of the Company’s 2006 oil and gas production was from the Wayne Field and Leonard Field, respectively.  Due to the significance of these fields, disruptions could adversely affect the Company.

The Company had major customers that purchased oil and gas products as follows:

	Customer
	A	B
Percent of total revenue for the years ended-
December 31, 2006	28%	42%
December 31, 2005	30%	38%
December 31, 2004	32%	39%
Percent of total accounts receivable as of-
December 31, 2006	21%	23%
December 31, 2005	25%	30%

Management believes that other purchasers would buy the Company’s oil and gas if any of its customers were lost.

D.

PROPOSED MERGERS:

On August 14, 2006, the Company entered into a merger agreement with Southern Bay Oil & Gas, L.P. (“Southern Bay”), and Chandler Energy, LLC (“Chandler”), providing for mergers of Southern Bay and Chandler's businesses, respectively, into two newly formed subsidiaries of the Company.  These proposed transactions, if consummated, will result in a change of control of the Company, as the Company’s board of directors and executive officers will consist mostly of persons who are presently affiliated with Southern Bay and Chandler, and the Company’s existing shareholders will own approximately 26.2% of GeoResources’ common stock, with most of the remaining equity owned by the former Southern Bay and Chandler owners.

If consummated, the mergers will be accounted for using the purchase method of accounting for business combinations.  Southern Bay will be deemed to have acquired GeoResources and PICA.  Accordingly, upon consummation of the mergers the historical financial statements presented for the combined entity will be those of Southern Bay, back to its inception in 2004, with the net assets of GeoResources and PICA treated as purchased upon closing.

In order to complete the transactions contemplated by the merger agreement, the Company’s shareholders must approve the issuance of up to approximately 10,700,000 shares of common stock, and an amendment to our articles of incorporation to increase the authorized capital stock so that there will be a sufficient number of shares of common stock to issue in connection with these transactions.  The merger agreement also requires shareholder approval of the GeoResources' Amended and Restated 2004 Employees' Stock Incentive Plan, which will, among other things, increase the number of shares of common stock reserved for issuance under the plan from 300,000 shares to 2,000,000 shares.

A definitive proxy statement dated February 23, 2007 was sent to shareholders in connection with the solicitation of proxies by the Company’s Board of Directors at a special meeting of shareholders to be held on March 29, 2007.  This proxy statement should be consulted for more detailed information regarding the proposed mergers.

E.

CAPITAL LEASE OBLIGATIONS:

The Company leases equipment with a capitalized cost of $167,088 and a book value of $124,567 under a capital lease expiring March 2007 with interest imputed at 6.25% per annum.  As of December 31, 2006, $13,298 remains payable on the lease.

F.

LONG-TERM DEBT:

Long-term debt at December 31, 2006 and 2005 consists of the following.  The oil and gas loan and the revolving line of credit (RLOC) are with the same bank.

	2006	2005
The 2001 Oil & Gas loan, interest at prime (8.25% rate at December 31, 2006), collateralized by oil and gas properties	$ --	$ 696,388
Installment note payable, 15.74%, collateralized by a vehicle	--	5,191
Total long-term debt	--	701,579
Less current maturities	--	(523,941)
Long-term debt, less current maturities	$ --	$ 177,638

The 2004 Oil and Gas RLOC, $3,000,000 revolving line of credit was scheduled to expire on March 22, 2007 however, that date has been extended to April 21, 2007.  At December 31, 2006, there were no funds borrowed against this line.  Presently, the Company is in the process of establishing a new $3,000,000 RLOC with interest only payable monthly at the bank’s prime rate.  The RLOC will be collateralized by oil and gas properties and all other terms of this new RLOC will be essentially identical to the Company’s prior RLOC.  It is fully expected that the new RLOC will be executed in the near future.

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

G.

ASSET RETIREMENT OBLIGATIONS:

SFAS 143, “Accounting for Asset Retirement Obligations”, requires that the fair value of a liability for an asset retirement obligation associated with a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The asset retirement obligations recorded by the Company relate to the future plugging and abandonment costs of its oil and gas wells.

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

G.

ASSET RETIREMENT OBLIGATIONS (Continued):

Changes in asset retirement obligations for the years ended December 31, 2006 and 2005, were as follows.  The 2005 revisions are primarily related to estimated longer productive lives of wells due to higher oil and gas prices.

	2006	2005
Beginning of year	$ 2,324,690	$ 1,893,510
Liabilities incurred	36,000	14,000
Revisions to estimate	48,000	327,000
Accretion expense	113,150	92,180
Liabilities settled	--	(2,000)
End of year	$ 2,521,840	$ 2,324,690

H.

INCOME TAXES:

The tax effects of significant temporary differences and carryforwards, which give rise to the Company's deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred Tax Assets:
Statutory depletion carryforward	$ 2,455,000	$ 2,131,000
Other	12,000	18,000
	2,467,000	2,149,000
Valuation Allowance:
Beginning of year	(726,000)	(880,000)
Decrease	196,000	154,000
End of year	(530,000)	(726,000)

Deferred Tax Liabilities:
Property, plant and equipment	(2,705,000)	(1,944,000)
Leonardite assets held for sale	(268,000)	(232,000)
	(2,973,000)	(2,176,000)

Net Deferred Tax Liability, long-term	$ (1,036,000)	$ (753,000)

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Current tax expense (benefit)	$ 276,043	$ 234,087	$ (713)
Deferred tax expense	443,000	183,000	164,000
Decrease in deferred tax
assets valuation allowance	(196,000)	(154,000)	(49,000)
Income tax expense	$ 523,043	$ 263,087	$ 114,287

H.

INCOME TAXES (Continued):

During 2004 and 2005, the Company recorded deferred tax expense primarily due to the utilization of net operating loss carryforwards resulting in no currently payable federal taxes in 2004 and currently payable taxes of only $64,601 in 2005.  The Company has no remaining net operating loss carryforwards.  During 2006, the Company recorded deferred tax expense primarily due to tax deductible intangible drilling costs capitalized for financial reporting purposes.  The change in the deferred tax assets valuation allowance in each year relates to a projection of the future utilization of statutory depletion carryforwards.

The provision for income taxes does not bear a normal relationship to pre-tax earnings.  A reconciliation of the U.S. federal income tax rate with the actual effective rate for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004

Income tax expense at statutory rate	35%	35%	35%
State income taxes	7	7	7
Effect of graduated rates	(8)	(11)	(14)
Statutory depletion	(16)	(11)	(15)
Change in valuation allowance	(9)	(6)	(4)
Non-deductible expenditures	7	--	--
Other	5	(2)	--
	21%	12%	9%

For income tax purposes, the Company has a statutory depletion carryover of approximately $7,500,000 that, subject to certain limitations, may be utilized to reduce future taxable income.  This carryforward does not expire.

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

No options have been granted under the 2004 Plan.  Information with respect to the 1993 plan’s activity is as follows:

	Shares Available for Options	Shares Subject to Outstanding Options

December 31, 2003	--	175,500
Cancelled	--	(9,500)
Exercised	--	--
December 31, 2004	--	166,000
Cancelled	--	(14,500)
Exercised	--	(41,292)
December 31, 2005	--	110,208
Cancelled	--	(7,500)
Exercised	--	(17,500)
December 31, 2006	--	85,208

Information with respect to the options outstanding and exercisable at December 31, 2006, is as follows:

Number of shares	Exercise Price	Expiration Date

40,208	$ 2.37	May 2007
45,000	$ 2.31	December 2007
85,208

The average exercise price is $2.34 for options outstanding and exercisable at December 31, 2006.

I.

STOCK OPTION AND PROFIT-SHARING PLANS (Continued):

Profit-Sharing Plan

The Company has a 401(k) profit sharing plan that covers all employees with one year of service who elect to enter the plan.  The plan provides for employee contributions subject to IRS and plan limitations.  The Company contributes an amount equal to each employee’s contribution up to a maximum of 5% of the employee’s compensation.  The Company may also make additional discretionary contributions to the plan.  The Company’s total contributions to the plan, matching and discretionary, for the years ended December 31, 2006, 2005 and 2004 were $73,315, $71,343 and $63,421, respectively.

J.

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

K.

OFFICE FACILITIES:

In 1991, the Company purchased an office building, one-half of which it occupies.  The building is included in other property and equipment in the accompanying consolidated balance sheets and consists of the following at December 31, 2006 and 2005:

	2006	2005

Building and improvements	$ 163,834	$ 163,834
Accumulated depreciation	(129,283)	(121,092)

	$ 34,551	$ 42,742

The Company leases the remainder of the building to unaffiliated businesses under cancelable lease agreements.  During 2006, 2005 and 2004, the Company received $19,800 each year, of rental income from the building that is included in other income in the accompanying statements of operations.

L

FINANCIAL INSTRUMENTS:

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments.  The carrying value of long-term debt approximates fair value based on the variable nature of the interest rates.

M.

LEONARDITE ASSETS AND DISCONTINUED OPERATIONS:

The Company’s leonardite processing facility was damaged in a fire on May 17, 2005, and has not operated since that date.

The Company’s insurance carrier determined the scope of the fire damage and the Company received $694,141 in 2005 and another $41,223 in 2006.  In 2005, a gain of $497,743 was recorded from this involuntary conversion consisting of the insurance claim proceeds less the net book value of the facility at the time of the fire and less direct costs incurred because of the fire.

The fire did not affect the mining of leonardite raw material or the utilization of mining assets.  Minor sales of raw material have occurred since the fire.  However, the processing facility and other related assets have been idle pending either the resumption of operations at the processing facility, the employment of the assets in an alternative use, or the sale or other disposition of the assets.  No depreciation expense has been recorded on these idle assets since May 2005.  Since the fire, approximately $260,000 of capitalized costs have been expended for preliminary restoration work and equipment for use in alternative processing methods.

After consideration of the proposed merger discussed in Note D, a decision was made during the fourth quarter of 2006 to seek to sell the Company’s leonardite assets.  Accordingly, in the accompanying consolidated balance sheets, the net book value of leonardite assets to be disposed of is classified as assets held for sale as follows:

	2006	2005

Inventory	$ 235,507	$ 122,433
Plant and equipment	978,265	784,382
Accumulated depreciation	(677,214)	(649,387)
Other	53,667	23,587

Leonardite assets held for sale	$ 590,225	$ 281,015

Similarly, in the accompanying consolidated statements of operations, the loss from leonardite operations is presented as discontinued operations for all years as follows:

	2006	2005	2004

Revenue	$ 86,672	$ 810,738	$ 1,290,644
Operating costs	(356,093)	(932,423)	(1,201,774)
Depreciation expense	(30,077)	(43,471)	(99,412)
Other	--	(51,764)	--
Gain on involuntary conversion	--	497,743	--
Income tax (expense) benefit	102,288	(30,514)	(3,000)

Loss from discontinued operations	$ (197,210)	$ (250,309)	$ (13,542)

If a sale of the leonardite assets is completed prior to consummation of the proposed mergers discussed in Note D, the Company may declare a special one time dividend equal to one half of the gain recognized on the sale.

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES:

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
Proved properties	$ 30,685,572	$ 27,842,549	$ 25,997,466
Unproved properties	224,297	202,257	213,921

Total	30,909,869	28,044,806	26,211,387

Less accumulated depreciation, depletion, amortization and impairment	(18,955,233)	(18,179,866)	(17,623,695)

Net capitalized costs	$ 11,954,636	$ 9,864,940	$ 8,587,692

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Property acquisition costs:
Proved	$ 32,910	$ 26,303	$ 48,159
Unproved	94,572	34,226	38,762
Exploration costs	495,730	261,241	220,423
Development costs	2,248,975	1,487,233	915,413
	$ 2,872,188	$ 1,809,003	$ 1,222,757

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Oil and gas sales	$ 7,235,423	$ 5,824,049	$ 4,452,114
Production costs	(2,798,329)	(2,303,238)	(1,922,479)
Depletion, depreciation and amortization	(775,367)	(556,171)	(580,106)

	3,661,727	2,964,640	1,949,529

Statutory income tax provision	(512,320)	(468,761)	(49,808)

	$ 3,149,407	$ 2,495,879	$ 1,899,721

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The reserve information presented below is based upon reports prepared by the independent petroleum-engineering firms of Cawley, Gillespie & Associates, Inc. and Sproule Associates Inc.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.

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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Oil	Gas	Oil	Gas	Oil	Gas
	(bbl)	(mcf)	(bbl)	(mcf)	(bbl)	(mcf)
Proved reserves, beginning of year	2,812,000	1,396,000	2,342,000	391,000	2,458,000	387,000

Purchases of reserves-in-place	251,000	--	--	--	10,000	--

Sales of reserves-in-place	(227,000)	(51,000)	--	--	--	--

Extensions and discoveries	10,000	239,000	100,000	110,000	22,000	--

Improved recovery	170,000	--	--	--	--	--

Revisions of previous estimates	(117,000)	(431,000)	490,000	902,000	(25,000)	10,000

Production	(133,000)	(23,000)	(120,000)	(7,000)	(123,000)	(6,000)
Proved reserves, end of year	2,766,000	1,130,000	2,812,000	1,396,000	2,342,000	391,000

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.  Proved developed reserves of the Company are presented below as of December 31:

	Oil (bbl)	Gas (mcf)

2006	1,965,000	1,130,000

2005	2,070,000	1,396,000

2004	1,652,000	391,000

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

Presented below is the standardized measure of discounted future net cash flows as of December 31, 2006, 2005 and 2004.

	2006	2005	2004
Future cash inflows	$ 142,515,000	$ 140,161,000	$ 81,996,000
Future production costs	(51,227,000)	(43,993,000)	(30,821,000)
Future development costs	(8,058,000)	(7,656,000)	(5,564,000)
Future income tax expense	(23,215,000)	(25,565,000)	(12,564,000)

Future net cash flows	60,015,000	62,947,000	33,047,000

Less effect of a 10% discount factor	(31,124,000)	(32,191,000)	(13,771,000)

Standardized measure of discounted future net cash flows relating to proved reserves	$ 28,891,000	$ 30,756,000	$ 19,276,000

N.

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES (Continued):

Standardized Measure of Proved Oil and Gas Reserves (Unaudited) (Continued)

The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Standardized measure, beginning of year	$ 30,756,000	$ 19,276,000	$ 15,567,000

Sales of oil and gas produced, net of production costs	(4,437,000)	(3,521,000)	(2,530,000)

Net changes in prices and production costs	(3,719,000)	6,384,000	6,504,000

Purchases of reserves-in-place	3,940,000	--	77,000
Sales of reserves-in-place	(3,690,000)	--	--
Extensions, discoveries and other additions, less related costs	3,447,000	1,914,000	270,000

Revisions of previous quantity estimates and other	(2,960,000)	10,263,000	(285,000)

Development costs incurred during the year and changes in estimated future development costs	145,000	(924,000)	(504,000)

Accretion of discount	4,094,000	2,527,000	1,994,000
Net change in income taxes	1,315,000	(5,163,000)	(1,817,000)

Standardized measure, end of year	$ 28,891,000	$ 30,756,000	$ 19,276,000

Signatures

Pursuant to the requirements of Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant”)

Dated:

March 30, 2007

/s/ J. P. Vickers

J. P. Vickers, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints J. P. VICKERS and CATHY KRUSE his true and lawful attorneys-in-fact and agents, each acting alone, with full power of stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB for the year ended December 31, 2006, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signatures

Title

Date

/s/ J. P. Vickers

President (principal executive

 03/30/07

J. P. Vickers

officer and principal financial

officer) and Director

/s/ Cathy Kruse

Secretary

03/30/07

Cathy Kruse

and Director

/s/ Dennis Hoffelt

Director

03/30/07

Dennis Hoffelt

/s/ Paul A. Krile

Director

03/30/07

Paul A. Krile

/s/ Nick Voller

Director

03/30/07

Nick Voller

/s/ Duane Ashley

Director

03/30/07

Duane Ashley

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

GEORESOURCES, INC.

(Commission File Number: 0-8041)

E X H I B I T   I N D E X

FOR

Form 10-KSB for 2006 fiscal year.

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

1.13

New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

1.14

Permit to Engage in Surface coal Mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December, 31 2005.

1.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007).  Incorporated by reference to the Registrant’s Definitive Proxy Statement dated February 23, 2007.

14.1

Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1

Subsidiaries of Registrant – Western Star Drilling Company, incorporated in North Dakota.

24.1

Power of Attorney – See Signature Page.

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

Exhibit

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

March 30, 2007

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

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

March 30, 2007

Exhibit 32.1

Certification

I, J. P. Vickers, certify that:

In connection with the Annual Report on Form 10-KSB of GeoResources, Inc. (the “Company”) for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Executive Officer

March 30, 2007

Exhibit 32.2

Certification

I, J. P. Vickers, certify that:

In connection with the Annual Report on Form 10-KSB of GeoResources, Inc. (the “Company”) for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J. P. Vickers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  J. P. Vickers

J. P. Vickers

Chief Financial Officer

March 30, 2007