Form 10QSB
period 2007-03-31
GEORESOURCES INC
filed 2007-05-11
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 0-8041

GeoResources, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

110 Cypress Station Drive, Suite 220, Houston, TX 77090
(Address of principal executive offices)

1407 West Dakota Parkway, Suite 1-B, Williston, ND 58802
(Former name, former address and former fiscal year, if changed since last report)

Issuer’s telephone number: (281) 537-9920

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

Yes [   ]          No [X] .

_____________________________________________________________________

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, par value $.01 per share	14,572,977 shares

_____________________________________________________________________

Transitional Small Business Disclosure Format (check one):  YES  [   ]    NO  [X] .

GEORESOURCES, INC.

INDEX

PAGE

NUMBER

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets

3

(March 31, 2007 and December 31, 2006)

Consolidated Statements of Operations

4

(Three months ended March 31, 2007 and 2006)

Consolidated Statements of Cash Flows

5

(Three months ended March 31, 2007 and 2006)

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis or Plan of Operation

7

Item 3.

Controls and Procedures

10

PART II.

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

11

Item 6.

Exhibits

12

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 443,162	$ 889,766
Trade receivables, net	1,396,454	1,437,093
Inventories	149,319	141,549
Income tax receivable	39,449	--
Prepaid expenses	70,481	47,268
Total current assets	2,098,865	2,515,676
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties, using the
full cost method of accounting:
Properties being amortized	31,338,474	30,685,572
Properties not subject to amortization	226,212	224,297
Drilling rig and equipment	1,926,535	1,923,035
Other	868,552	861,078
	34,359,773	33,693,982
Less accumulated depreciation, depletion
amortization and impairment	(20,282,075)	(20,058,541)
Net property, plant and equipment	14,077,698	13,635,441

LEONARDITE ASSETS HELD FOR SALE	550,803	590,225

TOTAL ASSETS	$ 16,727,366	$ 16,741,342

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,539,048	$ 1,649,972
Accrued expenses	277,551	320,692
Income taxes payable	--	60,551
Current portions of capital lease obligations	--	13,298
Total current liabilities	1,816,599	2,044,513
LONG-TERM DEBT, less current maturities	50,000	--
ASSET RETIREMENT OBLIGATION	2,551,990	2,521,840
DEFERRED INCOME TAXES
Related to continuing operations	773,000	768,000
Related to discontinued operations	243,000	268,000
Total liabilities	5,434,589	5,602,353
STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share;
authorized 10,000,000 shares;
issued and outstanding, 3,782,769
and 3,782,769 shares, respectively	37,828	37,828
Additional paid-in capital	432,791	432,791
Retained earnings	10,822,158	10,668,370
Total stockholders' equity	11,292,777	11,138,989
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,727,366	$ 16,741,342

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2007	2006
OPERATING REVENUES:
Oil and gas sales	$ 1,508,028	$ 1,646,149
Drilling revenue	--	518,246

	1,508,028	2,164,395

OPERATING COSTS AND EXPENSES:
Oil and gas production costs and taxes	671,966	627,516
Drilling costs	81,419	474,335
Depreciation and depletion	204,251	214,048
Selling, general and administrative	204,429	170,801

	1,162,065	1,486,700

Operating income	345,963	677,695

OTHER INCOME (EXPENSE):
Interest expense	(2,769)	(12,945)
Interest income	2,389	4,321
Professional fees related to mergers	(140,855)	--
Other income, net	4,650	5,390

	(136,585)	(3,234)

Income before income taxes	209,378	674,461

Income tax expense	(5,000)	(71,000)

Income from continuing operations	204,378	603,461

DISCONTINUED OPERATIONS:
Loss from leonardite operations	(75,590)	(91,773)
Income tax (expense) benefit	25,000	16,000
	(50,590)	(75,773)

Net Income	$ 153,788	$ 527,688

EARNINGS PER SHARE:
Income from continuing operations	.05	.16
Income (loss) from discontinued operations	(.01)	(.02)
Net Income, basic and diluted	$ .04	$ .14

See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 153,788	$ 527,688
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and depletion	216,620	215,761
Accretion of asset retirement obligation	30,150	27,700
Deferred income taxes	(20,000)	27,000
Other	1,250	1,250
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	40,639	84,293
Inventories	18,082	(33,977)
Income taxes receivable	(39,449)	--
Prepaid expenses and other	(22,013)	(124,794)
Increase (decrease) in:
Accounts payable	130,749	156,721
Accrued expenses	(43,141)	(68,764)
Income taxes payable	(60,551)	18,000

Net cash provided by operating activities	406,124	830,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(908,714)	(733,137)
Proceeds from sale of property, plant and equipment	19,284	18,133

Net cash used in investing activities	(889,430)	(715,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term capital lease obligation	(13,298)	(10,146)
Proceeds from long-term borrowings	50,000	--
Proceeds from stock options exercised	--	4,620
Principal payments on long-term debt	--	(254,632)

Net cash provided by (used in) financing activities	36,702	(260,158)

NET DECREASE IN CASH AND EQUIVALENTS	(446,604)	(144,284)

CASH AND EQUIVALENTS, beginning of period	889,766	1,669,882

CASH AND EQUIVALENTS, end of period	$ 443,162	$ 1,525,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ 2,769	$ 12,945
Income taxes	100,000	10,000
See Notes to Consolidated Financial Statements.

GEORESOURCES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our financial position as of March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.

The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year, particularly in light of the transactions completed subsequent to March 31, 2007.  See Note 4.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Therefore, it is suggested that these financial statements be read in connection with the audited consolidated financial statements and the notes included in our Annual Report on Form 10-KSB for the Year Ended December 31, 2006.

2.

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

3.

We assess performance and allocate resources based upon our products and services, which consist principally of: oil and gas exploration, development and production; and oil and gas drilling.  All operations are conducted within the United States.  Sales and other material transactions between the segments have been eliminated.  Certain corporate expenses, assets (including cash) and capital expenditures that are considered to benefit the entire organization are not allocated to our operating segments.  Interest income, interest expense, and income taxes are also not allocated to operating segments.  There are no significant accounting differences between internal segment reporting and consolidated external reporting.

Presented below are our identifiable net assets as of the date indicated:

	March 31, 2007	December 31, 2006
Oil and gas	$ 13,472,386	$ 13,044,359
Drilling	1,916,292	1,907,165
General corporate activities	787,885	1,199,593
Leonardite – held for sale	550,803	590,225
	$ 16,727,366	$ 16,741,342

Presented below is information concerning our operating segments for the quarters indicated:

	Three months ended March 31,
	2007	2006
Revenue:
Oil and gas	$ 1,508,028	$ 1,646,149
Drilling	--	518,246
	$ 1,508,028	$ 2,164,395

Operating income (loss)
Oil and gas	$ 644,314	$ 856,796
Drilling	(83,232)	1,617
General corporate activities	(215,119)	(180,718)
	$ 345,963	$ 677,695

Our leonardite processing facility was damaged in a fire in May 2005, and has only had a limited amount of sales since that time.  We have decided not to rebuild the processing facility and in the fourth quarter of 2006 we further determined we would seek to sell or otherwise dispose of our leonardite assets.  Accordingly, our leonardite operations are accounted for as discontinued operations in the accompanying consolidated financial statements.

4.

On April 17, 2007, we completed merger transactions pursuant to a Merger Agreement dated September 14, 2006, as amended on February 16, 2007 (the “Merger Agreement”) among the Company, Southern Bay Oil & Gas L.P. (“Southern Bay“) and Chandler Energy, LLC (“Chandler”).  The Merger Agreement provided, in substance, for the mergers of the businesses of Southern Bay and Chandler, two independent oil and gas entities, into the Company.  We issued (a) 8,263,000 shares of our common stock to the partners of Southern Bay, (b) 1,931,000 shares of our common stock to the members of Chandler and (c) 496,000 additional shares of common stock in exchange for certain working interests in a Chandler-operated oil and gas project in northeastern Colorado.  All of the shares issued pursuant to the mergers are “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  However, the Company entered into registration rights agreements with the approximately 50 holders of its common stock that had been issued shares pursuant to the Merger Agreement.

Although the Company is the legal acquirer, for financial reporting purposes under generally accepted accounting principles, Southern Bay is deemed to have acquired the Company and the other assets contributed in the mergers.  Southern Bay will account for the transactions using the purchase method of accounting for business combinations.  See Part II, Item 5, for further discussion.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

This discussion and analysis of financial condition and results of operations, and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about us.  Words such as "may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, our actual results and outcomes may materially differ from what may be expressed or forecasted in our forward-looking statements.  Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes; worldwide supply and demand which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves; risks inherent in the drilling and operation of oil and natural gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets.

We caution that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly our Annual Report on Form 10-KSB for the Year Ended December 31, 2006, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

 On April 17, 2007, the Company completed merger transactions with Southern Bay and Chandler.  Although the Company is the legal acquirer, for financial reporting purposes under generally accepted accounting principles, Southern Bay is deemed to have acquired the Company and the other assets contributed in the mergers. Southern Bay will account for the transactions using the purchase method of accounting.  The financial information contained herein represents only the pre-merger operations of the Company.

In the following section, the results of operations of each of our two business segments is discussed and analyzed separately.  Because certain corporate expenses are considered to benefit the entire organization, they are not allocated to operating segments.  Therefore, in the following discussions, segment operating income (loss) does not include general and administrative expense.

Results of Operations - Three Months Ended March 31, 2007, compared to Three Months Ended March 31, 2006

Information concerning our oil and gas operations for the three months ended March 31, 2007, is set forth in the table below:

Oil and Gas Operations

	Three Months Ended March 31, 2007	Percent Increase (Decrease) from 2006 Period

Oil and gas production sold (BOE)	32,686	(2%)

Average revenue per BOE	$ 46.14	(6%)

Oil and gas revenue	$ 1,508,028	(8%)

Production costs	$ 671,966	7%

Average production cost per BOE	$ 20.56	10%

Depreciation, depletion and amortization (DD&A)	$ 191,748	18%

Segment operating income	$ 644,314	(25%)

The preceding chart discloses various measures of our oil and gas exploration and production operations in the first quarter of 2007 and the percentage change from the same period in the prior year.  Production sold on a BOE basis in the first quarter of 2007 was essentially stable, decreasing only 814 BOE, or 2%, compared to the same period in 2006. Crude oil sold actually decreased 2,650 barrels but gas sold increased 11,000 MCF such that total BOE volumes sold were relatively unchanged.  Somewhat lower crude oil sales were within the range of typical variation while higher gas volumes were entirely due to our Hammond Gas Field, Carter County, Montana which resumed production in the fourth quarter of 2006.  The average value for our oil and gas sold during the first quarter declined $3.00 per BOE, or 6%, compared to the 2006 first quarter, primarily due to a moderation of NYMEX oil and gas prices.  The 2% lower production and 6% lower average revenue per BOE resulted in a revenue decrease of  $137,000, or 8%, on revenue of $1,508,000 for the reasons discussed above.

Oil and gas production costs increased $44,000, or 7%, to $672,000 for the 2007 first quarter compared to the same period in 2006, due to increased costs of oilfield related equipment and services and our higher level of activity.  The single largest project affecting production costs was due to our Hammond Field discussed above that did not have costs for the first quarter of 2006 but was in operation the entire first quarter of 2007.  Production costs (including production taxes) on a per BOE basis for the first quarter 2007 increased $1.83, or 10%, to $20.56 per barrel of oil equivalent due mostly to the 7% higher production costs previously discussed.  DD&A for the oil and gas operations was also materially higher due to increases in capitalized oil and gas properties and higher projected costs for planned future investments to develop proved reserves.  As a result of revenues, expenses, and depreciation, the oil and gas segment operating income was about $644,000, or 25%, lower than the same period in 2006.  The segment operating income expressed as a percent of revenue was 43% versus 52% for the first quarter of 2007 and 2006, respectively.

Information concerning our drilling operations for the three months ended March 31, 2007, is set forth in the table below:

Drilling Operations

	Three Months Ended March 31, 2007	Percent Increase (Decrease) from 2006 Period

Operating days	--	(100%)

Drilling revenue	$ --	(100%)

Average revenue per day	$ N/A	N/A

Drilling costs	$ 81,419	(83%)

Average cost per day	$ N/A	N/A

Depreciation, depletion and amortization	$ 1,813	(96%)

Segment operating income (loss)	$ (83,232)	(5,247%)

All amounts in the drilling operations table above are presented in conformance with the consolidation of our financial statements.  Accordingly, revenue and expenses of our wholly owned subsidiary, Western Star Drilling Company (WSDC), from the drilling of GeoResources’ wells or portions of wells in which it participated are eliminated in consolidation of the financial statements and the cost of those wells is capitalized by GeoResources in its oil and gas properties, using the full cost method of accounting.  Therefore, the amounts shown in the table would represent only drilling operations performed by WSDC for companies other than GeoResources.  During the first quarter of 2007, WSDC did not conduct any drilling operations for the Company or third parties.  The last drilling WSDC completed was two wells for GeoResources in the fourth quarter of 2006 where the rig release date was December 29, 2006.  As a result of management’s commitment to the mergers with Southern Bay and Chandler, the rig was idled during the entire first quarter of 2007 and remains idle to this date.  Thus, WSDC did not have any operating days or revenue, in the first quarter of 2007 and may not have any operating days in the second quarter 2007.  However, we did incur certain fixed costs and depreciation.  In connection with the recently completed mergers and the resulting significant increase in oil and gas operations, management is considering future strategic alternatives for WSDC, including how it may fit into an overall corporate structure or its possible divestiture.

Consolidated Analysis

Total operating revenue decreased $656,000, or 30%, due to the lack of drilling revenue and to a lesser extent the modestly lower revenue from oil and gas sales.  Total operating expenses declined $325,000, or 22%, due entirely to lower drilling related expenses.  Total depreciation, depletion and amortization was relatively unchanged decreasing $10,000, or 5%; however, drilling depreciation was much less, and oil and gas depletion was more, as previously discussed.  Selling, general and administrative costs increased $34,000, or 20%, due to numerous changes, the majority of which were directly or indirectly related to the mergers.  As a result of all the preceding, total operating income decreased to $346,000 compared to operating income of $678,000 for the same period in 2006.  Total other expense increased primarily because of $141,000 of additional professional fees and costs related to the mergers.  We also incurred costs of approximately $76,000 related to leonardite assets held for sale.  After a provision for income taxes, net income decreased $374,000, or 71%, to $154,000, as compared to the same quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007, we had net working capital of $282,000 compared to working capital of $471,000 at December 31, 2006.   Net cash provided by operating activities was $406,000 for the quarter ended March 31, 2007, compared to $831,000 for the same period in 2006.  As a result or our recently completed mergers, our available capital resources and liquidity will increase substantially.  The partners of Southern Bay and Chandler contributed approximately $19.4 million cash in February and April 2007, to provide incremental capital for the combined entity and fulfill obligations specified in the Merger Agreement.  As a result, upon consummation of the mergers, the Company had cash balances exceeding $23 million and working capital exceeding $16 million.  We believe our future cash requirements can be met by cash flows from operations, borrowings under lines-of-credit and additional equity financing, as and when determined appropriate by management. In connection with the recent mergers, the Company’s authorized capital stock was increased from 10,000,000 shares of common stock to 100,000,000 shares of common stock and, in addition, 20,000,000 shares of preferred stock were also authorized.  Further, the Company is currently negotiating new borrowing arrangements, which are expected to be completed in the second quarter of 2007, and provide significantly increased borrowing capability.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer as of March 31, 2007, J. P. Vickers, our Chief Executive Officer since April 17, 2007, Frank A. Lodzinski, and our Chief Financial Officer since April 17, 2007, Howard E. Ehler, have implemented or caused to be implemented, the Company’s disclosure controls and procedures to ensure that material information relating to the Company is communicated adequately to our Chief Executive Officer and our Chief Financial Officer through the end of the reporting period addressed by this report.  As of the end of the reporting period reflected herein, our executive officers evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

During the period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held a special meeting of our shareholders on Thursday, March 29, 2007, which was adjourned and reconvened on April 17, 2007.  At the reconvened meeting, all matters before the meeting were approved by the requisite votes of our shareholders.  These matters and the shareholder votes were as follows:

1.

To approve the issuance of 10,194,000 shares of common stock pursuant to the Agreement and Plan of Merger, dated September 14, 2006, and amended on February 16, 2007, by and among the Company; Southern Bay Energy Acquisition, LLC, a Texas limited liability company; Chandler Acquisition, LLC, a Colorado limited liability company; Southern Bay Oil & Gas, L.P., a Texas limited partnership; Chandler Energy, LLC, a Colorado limited liability company; and PICA Energy, LLC, a Colorado limited liability company.

Votes

For

2,694,992

Against:

390,633

Abstain:

30,496

2.

To approve an amendment to our articles of incorporation increasing the total shares of authorized stock from 10,000,000 shares of common stock, $ .01 par value per share, to 120,000,000 authorized shares of stock, consisting of 100,000,000 shares of common stock, $.01 par value per share, and 20,000,000 shares of preferred stock, $.01 par value per share.

Votes

For:

2,553,028

Against:

530,840

Abstain:

32,253

3.

To approve our Amended and Restated 2004 Employees’ Stock Incentive Plan.

Votes

For:

2,439,148

Against:

634,282

Abstain:

42,691

4.

To adjourn or postpone the special meeting, if necessary, for the purpose of soliciting additional proxies in the event that there are not sufficient votes at the time of the special meeting to approve the above proposals.

Votes

For:

2,535,865

Against:

535,852

Abstain:

44,404

Item 5.  Other Information.

On April 17, 2007, the Company completed merger transactions pursuant to the Merger Agreement dated September 14, 2006, as amended on February 16, 2007 (the “Merger Agreement”) among the Company, Southern Bay and Chandler.  The Merger Agreement provided, in substance, for the mergers of the businesses of Southern Bay and Chandler, two independent oil and gas entities, into the Company.  The Company issued (a) 8,263,000 shares of its common stock to the partners of Southern Bay, (b) 1,931,000 shares of its common stock to the members of Chandler and (c) 496,000 additional shares of its common stock in exchange for certain working interests in a Chandler-operated oil and gas project in northeastern Colorado.  To accomplish the merger with Chandler’s business, Chandler transferred all but a small portion of its business and assets to a subsidiary, PICA Energy, LLC (“PICA”) on April 17, 2007, and PICA was immediately merged into the Company’s wholly owned subsidiary, Chandler Acquisition, LLC.  Southern Bay was a private oil and gas exploration and production limited partnership with properties located primarily along the Texas and Louisiana Gulf Coast, operating out of Houston, Texas.  Chandler was a private oil and gas exploration and production limited liability company, with properties located primarily in Colorado, Michigan and Utah, operating out of Denver, Colorado.  All of the shares issued pursuant to the mergers are “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  However, the Company entered into registration rights agreements with the approximately 50 holders of its common stock that had been issued shares pursuant to the Merger Agreement.

Prior to the mergers, neither Southern Bay nor Chandler nor any of their owners or affiliates had any material relationship with the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer.  The mergers resulted in a change of control of the Company as its board of directors and executive officers now consist mostly of persons affiliated with Southern Bay and Chandler.

Under generally accepted accounting principles, Southern Bay is deemed to have acquired the Company and PICA, and Southern Bay will account for the transactions using the purchase method of accounting for business combinations.  Accordingly, upon consummation of the mergers the historical financial statements presented for the Company will be those of Southern Bay, back to its inception in 2004, with the net assets of the Company and PICA treated as purchased upon closing.

Item 6. Exhibits.

(a) Exhibits.

3.1 Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)

Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2 Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.1 1993 Employees’ Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s definitive Proxy Statement dated May 5, 1993.

10.2

Amended and Restated 2004 Employees’ Stock Incentive Plan, incorporated by reference as Annex D to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

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

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007).  Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16 Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

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

GEORESOURCES, INC.

May 11, 2007

/s/ Frank A. Lodzinski

Frank A. Lodzinski

Chief Executive Officer

/s/ Howard E. Ehler

Howard E. Ehler

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1

Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)

Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2

Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.1

1993 Employees’ Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s definitive Proxy Statement dated May 5, 1993.

10.2

Amended and Restated 2004 Employees’ Stock Incentive Plan, incorporated by reference as Annex D to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

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

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007).  Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16

Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

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

I, Frank A. Lodzinski, certify that:

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

/s/ Frank A. Lodzinski

Frank A. Lodzinski

Chief Executive Officer

May 11, 2007

EXHIBIT 31.2

Certification

I, Howard E. Ehler, certify that:

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

/s/ Howard E. Ehler

Howard E. Ehler

Chief Financial Officer

May 11, 2007

EXHIBIT 32.1

Certification

I, Frank A. Lodzinski, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank A. Lodzinski, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank A. Lodzinski

Frank A. Lodzinski

Chief Executive Officer

May 11, 2007

EXHIBIT 32.2

Certification

I, Howard E. Ehler, certify that:

In connection with the Quarterly Report on Form 10-QSB of GeoResources, Inc. (the “Company”) for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Howard E. Ehler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Howard E. Ehler

Howard E. Ehler

Chief Financial Officer

May 11, 2007