Form 10QSB
period 2007-06-30
GEORESOURCES INC
filed 2007-08-14
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange

For the Quarterly Period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

Commission File Number – 0-8041

GEORESOURCES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cypress Station Drive, Suite 220

Houston, Texas 77090-1629

(Address of principal executive offices)

(281) 537-9920

(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of equity	Outstanding at August 13, 2007
Common stock, par value $.01 per share	14,703,383 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO    ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$14,558,545	$6,216,822
Accounts receivable:
Oil and gas revenues	14,764,216	7,201,902
Joint interest billings and other	4,866,720	2,294,237
Accounts receivable from affiliated partnerships	4,095,231	1,742,174
Notes receivable-current portion	860,000	—
Prepaid expenses and other	590,792	352,515

Total current assets	39,735,504	17,807,650

Oil and gas properties, successful efforts method:
Proved properties	81,731,445	34,204,118
Unproved properties	3,893,389	1,643,041
Office and other equipment	950,707	292,297
Land	96,462	96,462

	86,672,003	36,235,918
Less accumulated depreciation, depletion and amortization	(7,868,002)	(5,007,095)

Net property and equipment	78,804,001	31,228,823

Other assets:
Equity in oil and gas limited partnerships	3,362,637	1,517,430
Notes receivable and other	1,374,089	113,123

	$123,276,231	$50,667,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,134,643	$5,225,291
Accounts payable to affiliated partnerships	6,458,010	2,201,141
Revenues and royalties payable	16,200,746	7,347,702
Drilling advances	788,331	2,120,770
Accrued expenses payable	1,432,302	915,445
Commodity hedges	995,045	1,685,938

Total current liabilities	33,009,077	19,496,287
Long-term debt	—	5,000,000
Deferred income taxes	3,344,203	32,535
Asset retirement obligations	5,173,454	2,478,205
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding: 14,572,977 shares in 2007 and 4,858,000 shares in 2006	145,730	48,580
Additional paid-in capital	78,622,213	16,848,643
Accumulated other comprehensive income	(991,899)	(1,679,388)
Retained earnings	3,973,453	8,442,164

Total stockholders’ equity	81,749,497	23,659,999

	$123,276,231	$50,667,026

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Oil and gas revenues	$7,060,314	$3,254,445	$10,597,808	$7,025,470
Partnership management fees	256,184	92,354	411,820	183,538
Property operating income	444,532	204,227	682,290	398,470
Gain (loss) on sale of property and equipment	(15,218)	314,840	(15,218)	314,840
Partnership income (loss)	153,601	71,944	213,347	80,299
Interest and other	385,275	158,546	512,198	261,027

Total revenue	8,284,688	4,096,356	12,402,245	8,263,644
Expenses:
Lease operating expense	2,254,861	910,701	3,315,270	1,874,777
Severance taxes	533,799	160,541	802,741	482,049
Re-engineering and workovers	415,340	130,664	433,072	178,474
Exploration	—	431,521	—	431,521
General and administrative expense	2,456,542	725,712	3,247,259	1,253,135
Depreciation, depletion, and amortization	1,932,340	783,423	2,860,908	1,440,200
Hedge ineffectiveness	(7,434)	(206,917)	(3,404)	(177,229)
Interest	199,174	22,749	355,326	38,116

Total expense	7,784,622	2,958,394	11,011,172	5,521,043

Income before income taxes	500,066	1,137,962	1,391,073	2,742,601
Income taxes:
Current	94,169	—	96,031	—
Deferred	1,755,328	—	1,757,668	—

	1,849,497	—	1,853,699	—

Net income (loss)	$(1,349,431)	$1,137,962	$(462,626)	$2,742,601

Net income (loss) per share (basic and diluted)	$(0.09)	$0.23	$(0.05)	$0.56

Weighted average shares outstanding	14,572,977	4,858,000	10,106,159	4,858,000

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2007

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	4,858,000	$48,580	$16,848,643	$8,442,164	$(1,679,388)	$23,659,999
Issuance of common stock
For cash	3,429,500	34,295	21,878,727			21,913,022
Merger transaction, including cash of $885,838	6,285,477	62,855	39,472,795			39,535,650
Comprehensive income:
Net income				(462,626)		(462,626)
Change in fair market value of hedged positions					(32,644)	(32,644)
Net realized hedging losses charged to income					720,133	720,133

Total comprehensive income						224,863

Equity based compensation expense			422,048			422,048
Shareholder distributions				(4,006,085)		(4,006,085)

Balance, June 30, 2007	14,572,977	$145,730	$78,622,213	$3,973,453	$(991,899)	$81,749,497

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(462,626)	$2,742,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,860,908	1,440,200
Loss (gain) on sale of property and equipment	15,218	(314,840)
Accretion of asset retirement obligations	53,058	—
Hedge ineffectiveness loss	(3,404)	(177,229)
Partnership loss (income)	(213,347)	(80,299)
Deferred income taxes	1,757,668	—
Non-cash compensation	422,048	209,621
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(10,268,622)	5,815,141
Decrease (increase) in prepaid expense and other	344,104	(2,718,787)
Increase in accounts payable and accrued expenses	11,868,977	172,644

Net cash provided by operating activities	6,373,982	7,089,052
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,750,000	314,233
Additions to property and equipment	(10,143,174)	(10,719,236)
Investment in oil and gas limited partnership	(1,631,860)	—

Net cash used in investing activities	(10,025,034)	(10,405,003)
Cash flows from financing activities:
Issuance of common stock	22,798,860	—
Distributions to stockholders	(4,006,085)	(1,022,919)
Issuance of long-term debt	3,000,000	6,000,000
Reduction of long-term debt	(9,800,000)	—

Net cash provided by financing activities	11,992,775	4,977,081

Net increase in cash and cash equivalents	8,341,723	1,661,130
Cash and cash equivalents at beginning of period	6,216,822	7,578,027

Cash and cash equivalents at end of period	$14,558,545	$9,239,157

Supplementary information:
Interest paid	$332,012	$13,785
Noncash net assets acquired in merger transactions:
GeoResources, Inc.	$23,826,658	$—
PICA Energy, LLC	$11,703,314	$—
Yuma property interests	$3,119,840	$—

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A: Organization and Summary of Significant Accounting Policies

Merger

On April 17, 2007, pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), GeoResources, Inc. (“GeoResources” or the “Company”), a Colorado corporation, acquired Southern Bay Oil & Gas, L.P. (“Southern Bay”), a Texas limited partnership, PICA Energy, LLC (“PICA”), a Colorado limited liability company, and certain Colorado oil and gas properties (“Yuma Properties”) in exchange for 10,690,000 shares of common stock (the “Merger”). These transactions shifted stockholder control of the Company. As a result of the Merger, the former Southern Bay partners now own approximately 57% of our outstanding common stock, and thus voting control of the Company. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources and PICA by Southern Bay. Therefore, the results of operations as presented herein for the three months ended June 30, 2007 are those attributable to the former Southern Bay entity for the entire three months and those of the GeoResources and PICA entities and the Yuma properties for the period April 18, 2007 through June 30, 2007. The results of operations and cash flows for the six months ended June 30, 2007 are those attributable to the former Southern Bay entity for the entire six months and those of the GeoResources and PICA entities and Yuma Properties for the period April 18, 2007 through June 30, 2007. In addition, common stock issued in the Merger, as shown in the accompanying statement of stockholders equity and comprehensive income (loss), in the total of 6,285,477 shares, is comprised of the outstanding GeoResources shares immediately prior to the merger (3,858,477 shares), the shares issued to acquire PICA (1,931,000 shares) and the shares to acquire the Yuma Properties (496,000 shares). The financial statements for periods prior to 2007 are those of Southern Bay.

The acquired GeoResources, PICA and Yuma net assets were recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such net assets consisted of cash and other current assets and liabilities, oil and gas properties, certain mineral leases and options, and debt. The fair value of the net assets acquired in these purchases was based on the average trading price of GeoResources common stock immediately before and after the public announcement of the Merger Agreement, of $6.29 per share. The following is a summary of the assets acquired and liabilities assumed in these transactions.

	GeoResources	PICA	Yuma Properties	Total
Assets
Current assets	$2,098,865	$1,954,553	$—	$4,053,418
Oil and gas properties	30,514,709	12,462,961	3,119,840	46,097,510
Mining leases	2,000,000	—	—	2,000,000
Drilling rig and equipment	1,500,000	—	—	1,500,000
Other assets	404,835	62,969	—	467,804

	36,518,409	14,480,483	3,119,840	54,118,732
Liabilities
Current liabilities	1,816,599	518,107	—	2,334,706
Long-term debt	50,000	1,750,000	—	1,800,000
Deferred income taxes	7,830,000	—	—	7,830,000
Asset retirement obligations	2,551,990	66,386	—	2,618,376

	12,248,589	2,334,493	—	14,583,082

Net assets	$24,269,820	$12,145,990	$3,119,840	$39,535,650

Proforma Results of Operations

The following summary presents unaudited pro forma information for the six month periods ended June 30, 2007 and 2006 as if the Merger had been consummated at January 1, 2007 and 2006, respectively (in thousands except share data).

Six months ended June 30, 2007 and June 30, 2006

	2007	2006
Total revenue	$14,509	$14,276
Income before income taxes	$1,440	$4,298

Net income (loss)	$(431)	$1,791
Net income (loss) per share:
Basic & Diluted	$(0.03)	$0.12
Weighted average shares outstanding	14,572,977	$14,572,977

Three months ended June 30, 2007 and 2006

	2007	2006
Total revenue	$8,284	$6,901
Income before income taxes	$500	$1,013
Net (loss)	$(1,349)	$(320)
Net loss per share:
Basic & Diluted	$(0.09)	$(0.02)
Weighted average shares outstanding	14,572,977	14,572,977

Organization and Basis of Presentation

GeoResources operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana, North Dakota, Montana and Colorado. The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All events described or referred to as prior to April 18, 2007, relate to Southern Bay as the accounting acquirer.

The financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the statements reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as our Proxy Statement on Schedule 14A filed February 23, 2007, our Current Report on Form 8-K, filed April 23, 2007 and amended on June 22, 2007.

NOTE B: Recent Accounting Pronouncements

Income Taxes—Uncertain Tax Positions—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48.

Recently Released Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on the financial statements of the Company.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on the financial statements of the Company.

NOTE C: Income Taxes

Three Months Ended June 30, 2007 and 2006

Income tax expense for the second quarter of 2007 was $1,850,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements, as presented herein are those of Southern Bay, which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the second quarter of 2007 included a nonrecurring charge of $1.6 million attributable to Southern Bay becoming a taxable entity. Generally Accepted Accounting Principles (“GAAP”) require that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status.

Six Months Ended June 30, 2007 and 2006

Income tax expense for the six months ended June 30, 2007 was $1,854,000, compared to zero for the same period in 2006. As previously stated, the 2006 financials as presented herein are those of Southern Bay, which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the second quarter of 2007 includes a nonrecurring charge of $1.6 million attributable to Southern Bay becoming a taxable entity. GAAP requires that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status.

FIN 48 Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change during the six months ended June 30, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

NOTE D: Acquisitions and Sales

In addition to the Merger described in Note A, the Company also had the following acquisition and the divestitures discussed below.

In January, 2007 Southern Bay formed two entities in connection with the acquisition of producing oil and gas properties located in southeast Texas. Catena Oil & Gas LLC (“Catena”) was formed as an indirect subsidiary of Southern Bay and SBE Partners LP (“SBE”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as limited partner with a 98% partnership interest. In February, 2007 these entities paid cash of $82,046,603 to acquire the properties. Catena purchased 8% of the interests and SBE purchased 92%. Catena’s share of the property purchase price was $6,563,728, and its general partner contribution to SBE was $1,631,860. Southern Bay funded these amounts with additional capital contributions from its partners of $5,000,000, borrowings under its bank credit agreement of $3,000,000 and working capital of $195,580. The Company’s investment in SBE is accounted for under the equity method of accounting.

        The Company sold two assets acquired in the Merger. In May 2007, the drilling rig was sold for $1,500,000 and, in June 2007 certain mining leases located in Arizona were sold for $2,000,000. The purchase prices allocated to these assets at the date of the Merger were equal to their respective selling prices; therefore no gain or loss was recognized on these sales.

NOTE E: Long-Term Debt

On June 26, 2007, the outstanding borrowings under our previous Credit Agreement with Wachovia Bank, N.A. (“Bank”) of $8,000,000 were paid in full. Also debt assumed in the Merger with PICA of $1,750,000 and GeoResources of $50,000 was paid in full in April 2007.

NOTE F: Hedging Activities

We enter into hedge agreements to fix the price of anticipated future production in an effort to manage our exposure to oil and gas price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected in oil and gas sales in the accompanying financial statements. The following is a summary of our hedge contracts at June 30, 2007.

	Total Volume	Floor Price	Ceiling/ Swap Price
Crude Oil Contracts (Bbls.):
Swap contracts:
2007	18,000		$38.20
2007	12,000		$40.54
Costless collar contracts:
2007	12,000	$55.00	$69.30
2007	12,000	$65.00	$78.52
2007	12,000	$65.00	$74.35
2008	120,000	$65.00	$75.10
Natural Gas Contracts (Mmbtu):
Swap contracts:
2007	90,000		$5.70
Costless collar contracts (Mmbtu):
2007	60,000	$7.50	$9.30
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45

The fair market value of these hedge contracts at June 30, 2007 was a liability of $995,045, all of which was classified as a current liability. The fair market value of these hedge contracts at December 31, 2006 was a liability of $1,685,938, all of which was classified as a current liability. Realized hedge settlements included in oil and gas revenues were costs of $400,399 and $720,133 for the three and six months ended June 30, 2007, respectively, as compared to costs of $515,107 and $954,972 for the same periods in 2006. We recognized small gains of $7,434 and $3,404 due to hedge ineffectiveness on these hedge contracts for the three and six months ended June 30, 2007, compared to gains of $206,917 and $177,229 for the same periods in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto, included elsewhere in this 10-QSB and should further be read in conjunction with our Annual Report on Form 10-KSB, for the year ended December 31, 2006, as well as our Proxy Statement on Schedule 14A filed February 23, 2007 and our Current Report on Form 8-K, filed April 23, 2007 and amended on June 22, 2007.

Forward-Looking Information

This entire Quarterly Report on Form 10-QSB, and in particular this “Item 2, Management’s Discussion and Analysis or Plan of Operations”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words. All statements other than statements of historical facts included in this quarterly report and this section of this report, including, without limitation, statements regarding the Company’s business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this quarterly report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent or Company engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company’s expectations are discussed herein and in the Company’s Annual Report on Form 10-KSB for 2006, as well as our Proxy Statement on Schedule 14A filed February 23, 2007, our Current Report on Form 8-K, filed April 23, 2007 and amended on June 22, 2007 and our Registration Statement on Form S-3 filed July 24, 2007. Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

Merger-Change in Management, Control and Business Strategy

On April 17, 2007, the Company completed merger transactions (“Merger”) pursuant to the Merger Agreement dated September 14, 2006, as amended on February 16, 2007 (the “Merger Agreement”) among the Company, Southern Bay and Chandler Energy, LLC (“Chandler”). The Merger Agreement provided, in substance, for the mergers of the businesses of Southern Bay and Chandler, two independent oil and gas entities, into the Company. The Company issued (a) 8,263,000 shares of its common stock to the partners of Southern Bay, (b) 1,931,000 shares of its common stock to the members of Chandler and (c) 496,000 additional shares of its common stock in exchange for certain working interests in a Chandler-operated oil and gas project in northeastern Colorado (“Yuma Interests”). To accomplish the merger with Chandler’s business, Chandler transferred all but a small portion of its business and assets to a subsidiary, PICA Energy, LLC (“PICA”) on April 17, 2007, and PICA was immediately merged into the Company’s wholly owned subsidiary, Chandler Acquisition, LLC. Southern Bay was a private oil and gas exploration and production limited partnership with properties located primarily along the Texas and Louisiana Gulf Coast, operating out of Houston, Texas. Chandler was a private oil and gas exploration and production limited liability company, with properties located primarily in Colorado, Michigan and Utah, operating out of Denver, Colorado. All of the shares issued pursuant to the Merger are “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company entered into registration rights agreements with the approximately 50 holders of its common stock that had been issued shares pursuant to the Merger Agreement.

Prior to the Merger, neither Southern Bay nor Chandler nor any of their owners or affiliates had any material relationship with the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. The Merger resulted in a change of control of the Company as its board of directors and executive officers now consist mostly of persons affiliated with Southern Bay and Chandler.

Under generally accepted accounting principles, Southern Bay is deemed to have acquired the Company, PICA and the Yuma Interests, and Southern Bay will account for the transactions using the purchase method of accounting for business combinations. Accordingly, with consummation of the Merger the historical financial statements presented for the Company are those of Southern Bay, back to its inception in 2004, with the net assets of the Company, PICA and the Yuma Interests treated as purchased upon closing.

General

        We are an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities, currently focused in Texas, Louisiana, North Dakota, Montana and Colorado. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon our ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs.

We continue to implement our business strategy to acquire, discover and develop oil and gas reserves and achieve continued growth. Management continues to focus on reducing operating and administrative costs on a per unit basis. In addition, the Company has attempted to mitigate downward price volatility by the increased use of commodity price hedging, and has placed an increased emphasis on development drilling and exploration. The current high price environment is unprecedented, and management cannot predict that these historically high prices will be available on an ongoing basis. Following is a brief outline of management’s current plans.

(1)	Acquire oil and gas properties with significant producing reserves and development and exploration potential.

(2)	Solicit industry partners in acquisitions, on a promoted basis, if possible, in order to diversify, reduce average cost and generate operating fees.

(3)	Implement re-engineering and development programs within existing fields.

(4)	Pursue exploration projects and increase direct participation over time. Solicit industry partners, on a promoted basis, for internally generated projects.

(5)	Selectively divest assets to upgrade the portfolio and to lower corporate wide “per-unit” operating and administrative costs and focus on existing fields and new projects with greater development and exploitation potential.

(6)	Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

(7)	Obtain additional capital through the issuance of equity securities and/or through debt financing.

While the impact and success of our plans cannot be predicted with accuracy, management’s goal is to replace production and further increase our reserve base at an acquisition or finding cost that will yield attractive rates of return and increase shareholder value.

In addition to our fundamental business strategy, we intend to actively pursue corporate acquisitions or mergers as a means of continued growth, increasing value and creating liquidity for our equity holders. Management believes that opportunities may become available to acquire corporate entities or otherwise effect business combinations. Management intends to consider any such opportunities which may become available and are beneficial to our shareholders. The primary financial considerations in the evaluation of any such potential transaction include, but are not limited to: (1) the ability of small capitalization oil and gas companies to gain recognition and favor in the public markets, (2) share appreciation potential, (3) shareholder liquidity, and (4) capital formation and cost of capital to effect growth.

Oil and Gas Properties

We use the Successful Efforts method of accounting for oil and gas operations. Under this method, costs to acquire oil and gas properties, drill successful exploratory wells, drill and equip development wells and install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells and geological and geophysical costs are charged to operations as incurred. Depreciation, depletion and amortization (“DD&A”) of the capitalized costs associated with proved oil and gas properties are computed using the unit-of-production method, generally at a field or well level, based on proved reserves. Oil and gas properties are periodically assessed for impairment and generally written down to estimated fair value if the sum of estimated future undiscounted pretax cash flows, based on engineering and expected economic circumstances, is less than the carrying value of the asset. The fair value of impaired assets is generally determined using market values, if known, or using reasonable projections of production, prices and costs and discount rates commensurate with the risks involved.

Recent Property Acquisition

In January 2007 we acquired properties located in the Giddings Field of the Austin Chalk trend of Texas. In conjunction with this acquisition, a partnership was formed with a large institutional investor as limited partner. A wholly-owned subsidiary of the Company acquired both a direct 8% working interest and a 2% general partner interest in this partnership. Our share of the acquisition purchase price of $75 million was $6.6 million, and our general partner contribution was $1.6 million. These amounts were funded with additional capital contributions of $5 million from former Southern Bay partners, borrowings under our bank credit agreement of $3 million and working capital of $196,000.

Results of Operations

Three months ended June 30, 2007, compared to three months ended June 30, 2006

The Company recorded a net loss of $1,349,431 and net income of $1,137,962 for three months ended June 30, 2007 and 2006, respectively. The $2,487,393 decrease in the Company’s comparative net income resulted primarily from the following factors:

Net amount contributing to increase (decrease) in net income
(000’s)
Oil and gas sales	$3,806
Lease operating and workover expenses	(1,629)
Exploration expense	431
Production taxes	(373)
General and administrative expenses (“G&A”)	(1,731)

Depletion, depreciation and amortization expense (DD&A)	(1,149)
Interest expense – net	(176)
Hedge ineffectiveness	(199)
Other income – net	382
Provision for income taxes	(1,849)

Net decrease	($2,487)

The following discussion applies to the changes shown above.

Net revenues from oil and gas sales increased $3,806,000, or 117%. Properties acquired in the Merger accounted for $2,611,000 of this increase, and the acquisition and development of properties by Southern Bay during the year accounted for an increase of $1,195,000. Price and production comparisons are set forth in the following table. Properties acquired in the Merger accounted for increased production of approximately 114,000 Mcf of gas and approximately 34,000 barrels of oil during the second quarter of 2007.

	Percent Increase	Three Months Ended June 30,
	(Decrease)	2007	2006
Gas Production (MMcf)	139%	361	151
Oil Production (MBbls)	110%	82	39
Barrel of oil equivalent (MBOE)	122%	142	64
Average Price Gas (per Mcf)	2.1%	$6.91	$6.77
Average Price Oil (per Bbl)	(1.1)%	$55.95	$56.60
Average Price per BOE	(2.2)%	$49.72	$50.86

Lease operating expenses and workover costs increased from approximately $1,042,000 in the second quarter of 2006 to $2,670,000 for the same period in 2007, an increase of $1,628,000, or 156%. Properties acquired in the Merger accounted for $1,374,000 of the increase. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased 15.5%. The dollar increase was a result of the acquisition and development of oil and gas properties and higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. Production taxes increased by $373,000, or 232%, due to increased production volumes and revenues associated with properties acquired in the merger.

Exploration costs were $431,000 in the second quarter of 2006 and none in the second quarter of 2007. We drilled two unsuccessful exploratory wells in 2006 and none in 2007.

G&A increased $1,731,000 due primarily to nonrecurring costs associated with the Merger and consulting fees associated with compliance with the Sarbanes-Oxley Act, as well as to overall business expansion related to the Merger. Expenses associated with the Merger included bonus and stock-based compensation totaling $554,000, legal, accounting and proxy services of $222,000 and NASDAQ listing fees of $95,000 for entry into the National Global Market. During the second quarter of 2007, we also incurred fees and costs of $264,000 in documenting compliance with the Sarbanes-Oxley Act. We expect G&A to be substantially less in future periods.

The increase in DD&A expense attributable to the properties acquired in the Merger was $962,000. The remaining increase of $187,000 was due to property acquisitions by Southern Bay prior to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $176,000 due to higher debt levels in the second quarter of 2007 compared to the same period of 2006. During the second quarter of 2007, the average outstanding debt was approximately $8,000,000, until June 26, 2007, at which time we paid the outstanding balance. For the same period in 2006, the average outstanding debt was approximately $1 million.

In the second quarter of 2007, gain from hedge ineffectiveness was $7,000, compared to $206,000 for the same period in 2006. These gains resulted from a reduction in the liability associated with the mark-to-market valuation of our hedge contracts. Those reductions are due to monthly hedge settlement payments, as well as to lower natural gas prices.

Other income, net of expense, increased by $382,000 due primarily to interest income on higher invested cash balances and to increases in property operating income attributable to an increase in oil and gas wells that we operate.

Income tax expense for the second quarter of 2007 was $1,850,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements, as presented herein, are those of Southern Bay which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the second quarter of 2007 included a nonrecurring charge of $1.6 million attributable to

Southern Bay becoming a taxable entity. Generally Accepted Accounting Principles (“GAAP”) require that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status. This is not a recurring item.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

The Company recorded a net loss of ($462,626) and net income of $2,742,601 for six months ended June 30, 2007 and 2006, respectively. The $3,205,227 decrease in the Company’s comparative net income resulted primarily from the following factors:

Net amount contributing to increase (decrease) in net income
(000’s)
Oil and gas sales	$3,572
Lease operating and workover expenses	(1,695)
Exploration expense	431
Production taxes	(320)
General and administrative expenses (“G&A”)	(1,994)
Depletion, depreciation and amortization expense (DD&A)	(1,421)
Interest expense	(317)
Hedge ineffectiveness	(174)
Other income – net	567
Provision for income taxes	(1,854)

Net decrease	($3,205)

The following discussion applies to the changes shown above.

Net revenues from oil and gas sales increased $3,572,000, or 51%. Properties acquired in the Merger accounted for $2,611,000 of this increase, and the acquisition and development of properties by Southern Bay during the year accounted for an increase of $961,000. Price and production comparisons are set forth in the following table. Properties acquired in the Merger accounted for increased production of approximately 114,000 Mcf of gas and approximately 34,000 barrels of oil during the first half of 2007.

	Percent Increase	Six Months Ended June 30,
	(Decrease)	2007	2006
Gas Production (MMcf)	68%	552	331
Oil Production (MBbls)	48%	127	86
Barrel of oil equivalent (MBOE)	55%	219	141
Average Price Gas (per Mcf)	(8.8)%	$6.63	$7.27
Average Price Oil (per Bbl)	1.8%	$54.47	$53.49
Average Price per BOE	(2.9)%	$48.39	$49.82

Lease operating expenses and workover costs increased $1,695,000, or 83%. Properties acquired in the Merger accounted for $1,374,000 of the increase. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased 17.5%. The dollar increase was a result of the acquisition and development of oil and gas properties and higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. On a BOE basis, production volumes increased 55% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. Production taxes increased by $320,000, or 67%, due to increased production volumes and revenues.

Exploration costs were $431,000 in the first half of 2006 and none in the first half of 2007. We drilled two unsuccessful exploratory wells in 2006 and none in 2007.

G&A increased $1,994,000 due primarily to nonrecurring costs associated with the Merger and consulting fees associated with compliance with the Sarbanes-Oxley Act, as well as to overall business expansion related to the Merger. Expenses associated with the Merger included bonus and stock-based compensation totaling $633,000, legal, accounting and proxy services of $295,000 and NASDAQ listing fees of $95,000 for entry into the National Global Market. During the first half of 2007, we also incurred fees and costs of $264,000 in documenting compliance with the Sarbanes-Oxley Act. We expect G&A to be substantially less in future periods.

The increase in DD&A expense attributable to the properties acquired in the Merger was $962,000. The remaining increase of $459,000 was due to property acquisitions by Southern Bay prior to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $317,000 due to higher debt levels in the second half of 2007 as compared to the same period of 2006. As previously stated, as of June 26, 2007, all outstanding debt was paid.

In the first half of 2007, gain from hedge ineffectiveness was $3,000, compared to $177,000 for the same period in 2006. These gains resulted from a reduction in the liability associated with the mark-to-market valuation of our hedge contracts. These reductions were due to monthly hedge settlement payments, as well as to lower natural gas prices

Other income, net of expense, increased by $567,000 due primarily to interest income on higher invested cash balances and to increases in property operating income attributable to an increase in oil and gas wells that we operate.

Income tax expense for the first half of 2007 was $1,854,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements as presented herein are those of Southern Bay Oil & Gas, L.P., which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the second quarter of 2007 included a nonrecurring charge of $1.6 million attributable to Southern Bay becoming a taxable entity. GAAP requires that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status. This is not a recurring item

Impact of Property Acquisitions and Development

Management presently estimates that production volumes for the year 2007 will approximate 272,000 Bbls of oil and 1,027,000 Mcf of natural gas, representing an increase of 48% and 78%, respectively, over 2006, exclusive of any additional acquisitions. These estimates are predicated on the results of operations for the six months ended June 30, 2007 and reserve reports. These projected increases are a direct result of acquisition and development activities. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as “re-engineering activities,” designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified numerous projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and expects to define additional development and exploratory potential. Net future cash flows could be favorably affected by additional development potential and also by further price improvement and/or reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

Impact of Changing Prices and Costs

The Company’s revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices increased appreciably during 2006, but have recently leveled off. Average realized oil prices of $54.47 per Bbl, net of hedges, for the six months ended June 30, 2007, were 1.8% higher than the comparable period in 2006. Such average realized prices for the six months ended June 30, 2007, were affected by certain hedging activities. Should significant price decreases occur or should prices fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

Hedging Activities

In an attempt to reduce its sensitivity to oil and gas price volatility, the Company has and will likely continue to enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. Management believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations.

The Company does not engage in speculative trading activities and does not hedge all available or anticipated quantities. The Company’s strategy with regard to hedging includes the following factors:

(1)	Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions.

(2)	Ensure the Company’s ability to fully support its exploration activities and administrative and debt service obligations.

(3)	“Lock-in” growth in revenues, cash flows and profits for financial reporting purposes.

(4)	Allow certain quantities to float, particularly in months with high price potential.

Management believes that speculation and trading activities are inappropriate for the Company, but further believes appropriate management of realized prices is an integral part of managing its business strategy. Furthermore, as a growth Company, we intend to actively pursue additional acquisitions and development activities, and may realize additional production that may expose the Company to pricing upside.

Administrative and Operating Costs

The Company continues to focus clearly on cost-containment efforts with regard to lower per-unit administrative and operating costs. However, the Company must continue to attract and retain competent management, technical and administrative personnel to successfully pursue its business strategy and fulfill its contractual obligations.

Liquidity and Capital Resources

The Company expects to finance its future acquisition, development and exploration activities through working capital, cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional debt and equity securities. In addition, the Company intends to continue to subsidize its drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost. Financing activities in 2007 have resulted in a net reduction of debt in the amount of $6.8 million. At December 31, 2006, outstanding debt was $5,000,000. During the period, we borrowed $3,000,000, assumed $1,800,000 in the Merger and repaid the entire $9.8 million in late June 2007.

The Company has set a goal of $22 million in capital expenditures for the 18 months ending December 31, 2008. Accordingly, it is likely that the Company will incur additional debt in connection with further acquisition activities or corporate acquisitions or mergers, if any.

Credit Facility

At June 30, 2007, the Company had a $9.5 million borrowing base, with available borrowing capacity of $9.5 million, in accordance with its revolving Credit Agreement with its bank. Amounts outstanding under this Credit Agreement were paid in full on June 26, 2007. We are currently negotiating with the bank for a new credit agreement (the “Credit Agreement”) providing for a line of credit for three years and an initial borrowing base of $35 million.

Cash Flow From Operating Activities

For the six months ended June 30, 2007, the Company’s net cash provided by operating activities was $6.4 million, down slightly from the same period in 2006, due primarily to Merger-related expenses, partially offset by increases in production resulting from acquisition and development activities. We expect recent acquisitions and development activities to significantly increase cash provided by operating activities in 2007, assuming commodity prices do not decrease substantially.

Investing Activities

Cash applied to oil and gas capital expenditures net of divestitures, for the six months ended June 30, 2007 and 2006, was $8.4 million and $1 million, respectively. In 2007, we also invested $1.6 million in a newly formed oil and gas limited partnership for which we are the general partner. Capital expenditures for 2007 were financed with debt, equity and operating cash flow. We expect to spend approximately $22 million in capital expenditures for the 18 months ending December 31, 2008.

During the remainder of 2007, we will incur certain capital expenditures related to our existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and for recompletions. In addition, we expect to drill certain development wells in existing fields. We also expect to make additional capital expenditures during 2007 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. We will continue our practice of soliciting partners, on a promoted basis, for higher risk projects.

Based solely on its existing portfolio of properties and projects, the Company presently expects to incur the following capital expenditures during the last half of 2007 and the year 2008:

	Last Six Months 2007	Year 2008
	(Millions)
Exploration (acreage and drilling)	$1,054	$2,820
Development of proved properties:
Drilling	4,412	12,677
Well recompletions and workovers (1)	611	75

	$6,077	$15,572

(1)	Includes expenditures associated with facilities, equipment, compression, saltwater disposal and restoring shut-in wells to production.

Management believes projected expenditures will result in increased production, cash flows and reserve value and will further expose the Company to potentially significant upside from exploration. Management further believes any deferral of projects will not result in any material losses. Should the Company be unable to acquire new properties, capital expenditures associated with existing properties could be increased.

Financing Activities

In the first six months of 2007, financing activities provided cash of $12.0 million. Additional equity capital accounted for a net increase of $18.8 million, partially offset by a net reduction in long-term debt of $6.8 million.

Item 3.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer as of March 31, 2007, J. P. Vickers, our Chief Executive Officer since April 17, 2007, Frank A. Lodzinski, and our Chief Financial Officer since April 17, 2007, Howard E. Ehler, have implemented or caused to be implemented, the Company’s disclosure controls and procedures to ensure that material information relating to the Company is communicated adequately to our Chief Executive Officer and our Chief Financial Officer through the end of the reporting period addressed by this report. As of the end of the reporting period reflected herein, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party nor are any of our properties subject to any pending material legal proceedings. We know of no legal proceedings contemplated or threatened against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Votes

For:	2,694,992
Against:	390,633
Abstain:	30,496

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

Votes

For:	2,535,865
Against:	535,852
Abstain:	44,404

Item 6.	Exhibits

(a)	Exhibits.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.1	1993 Employees’ Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s definitive Proxy Statement dated May 5, 1993.

10.2	Amended and Restated 2004 Employees’ Stock Incentive Plan, incorporated by reference as Annex D to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.3	Secured Form Loan and Revolving Credit Agreement dated April 29, 1993, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Billings), incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 1993.

10.4	Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.5	First Amendment of Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral Real Estate Mortgage dated September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.6	Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of December 5, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana), and all related documents, incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K for the year ended December 31, 1997.

10.7	Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K for the year ended December 31, 1998.

10.8	The First Amendment of Credit Agreement made as of January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.9	Promissory Note made January 5, 2001, with Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.10	Third Amendment of and Addendum to Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage – Collateral Real Estate Mortgage made January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.11	Third Amendment of Credit Agreement dated March 22, 2004, by and between GeoResources, Inc. and Wells Fargo Bank, National Association (successor in interest to Wells Fargo Bank Montana), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

10.12	Fourth Amendment of Mortgage, Short Term Mortgage Redemption, Security Agreement, Assignment of Production and Financing Statement dated March 22, 2004, by and between GeoResources, Inc. as Mortgager and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

10.13	New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14	Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the

Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090.

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003.

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007.

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association.

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202.

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001.

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002.

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.

August 14, 2007

/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.1	1993 Employees’ Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s definitive Proxy Statement dated May 5, 1993.

10.2	Amended and Restated 2004 Employees’ Stock Incentive Plan, incorporated by reference as Annex D to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.3	Secured Form Loan and Revolving Credit Agreement dated April 29, 1993, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Billings), incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 1993.

10.4	Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.5	First Amendment of Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage - Collateral Real Estate Mortgage dated September 1, 1995, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana) incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

10.6	Amended and Restated Secured Term Loan and Revolving Credit Agreement made as of December 5, 1997, by and between GeoResources, Inc. and Wells Fargo Bank Montana (formerly Norwest Bank Montana), and all related documents, incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K for the year ended December 31, 1997.

10.7	Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K for the year ended December 31, 1998.

10.8	The First Amendment of Credit Agreement made as of January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.9	Promissory Note made January 5, 2001, with Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

10.10	Third Amendment of and Addendum to Mortgage, Security Agreement, Assignment of Production and Financing Statement and Mortgage – Collateral Real Estate Mortgage made January 5, 2001, by and between GeoResources, Inc. and Wells Fargo Bank Montana, incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB for the quarter ended March 31, 2001.

1

10.11	Third Amendment of Credit Agreement dated March 22, 2004, by and between GeoResources, Inc. and Wells Fargo Bank, National Association (successor in interest to Wells Fargo Bank Montana), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

10.12	Fourth Amendment of Mortgage, Short Term Mortgage Redemption, Security Agreement, Assignment of Production and Financing Statement dated March 22, 2004, by and between GeoResources, Inc. as Mortgager and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

10.13	New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14	Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090.

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003.

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005.

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007.

2

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association.

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202.

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001.

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002.

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

3