Form 10QSB
period 2007-09-30
GEORESOURCES INC
filed 2007-11-13
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number – 0-8041

GEORESOURCES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of equity	Outstanding at November 12, 2007
Common stock, par value $.01 per share	14,703,383 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$17,372,026	$6,216,822
Accounts receivable:
Oil and gas revenues	15,505,694	7,201,902
Joint interest billings and other	5,543,145	2,294,237
Accounts receivable from affiliated partnerships	3,484,948	1,742,174
Notes receivable	860,000	—
Prepaid expenses and other	466,734	352,515

Total current assets	43,232,547	17,807,650

Oil and gas properties, successful efforts method:
Proved properties	83,561,738	34,204,118
Unproved properties	4,369,539	1,643,041
Office and other equipment	996,574	292,297
Land	96,462	96,462

	89,024,313	36,235,918
Less accumulated depreciation, depletion and amortization	(9,596,338)	(5,007,095)

Net property and equipment	79,427,975	31,228,823

Other assets:
Equity in oil and gas limited partnerships	3,356,493	1,517,430
Notes receivable and other	1,323,174	113,123

	$127,340,189	$50,667,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,944,391	$5,225,291
Accounts payable to affiliated partnerships	5,934,142	2,201,141
Revenues and royalties payable	16,798,617	7,347,702
Drilling advances	2,888,180	2,120,770
Accrued expenses payable	1,754,204	915,445
Commodity hedges	941,987	1,685,938

Total current liabilities	34,261,521	19,496,287
Long-term debt	—	5,000,000
Deferred income taxes	3,725,420	32,535
Asset retirement obligations	5,198,656	2,478,205
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding: 14,703,383 shares in 2007 and 4,858,000 shares in 2006	147,034	48,580
Additional paid-in capital	79,558,527	16,848,643
Accumulated other comprehensive income (loss)	(935,647)	(1,679,388)
Retained earnings	5,384,678	8,442,164

Total stockholders’ equity	84,154,592	23,659,999

	$127,340,189	$50,667,026

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Oil and gas revenues	$7,512,616	$3,661,985	$18,110,424	$10,687,455
Partnership management fees	300,915	63,651	712,735	247,189
Property operating income	399,803	368,090	1,082,093	766,560
Gain (loss) on sale of property and equipment	—	20,454	(15,218)	335,294
Partnership income (loss)	115,856	36,320	329,203	116,619
Interest and other	306,205	776,408	818,403	1,037,435

Total revenue	8,635,395	4,926,908	21,037,640	13,190,552

Expenses:
Lease operating expense	2,367,829	1,018,179	5,683,099	2,892,956
Severance taxes	604,758	349,711	1,407,499	831,760
Re-engineering and workovers	301,354	152,003	734,426	330,477
Exploration	—	52,287	—	483,808
General and administrative expense	1,258,361	729,709	4,505,619	1,982,844
Depreciation, depletion, and amortization	1,728,336	732,656	4,589,243	2,172,856
Hedge ineffectiveness	3,194	(188,646)	(210)	(365,875)
Interest	25,096	135,958	380,423	174,074

Total expense	6,288,928	2,981,857	17,300,099	8,502,900

Income before income taxes	2,346,467	1,945,051	3,737,541	4,687,652

Income taxes:
Current	553,159	—	649,190	—
Deferred	381,217	—	2,138,885	—

	934,376	—	2,788,075	—

Net income	$1,412,091	$1,945,051	$949,466	$4,687,652

Net income per share (basic and diluted)	$0.10	$0.40	$0.08	$0.96

Weighted average shares outstanding (basic and diluted)	14,703,383	4,858,000	11,638,567	4,858,000

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2007

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	4,858,000	$48,580	$16,848,643	$8,442,164	$(1,679,388)	$23,659,999

Issuance of common stock
For cash	3,529,500	35,295	22,596,726			22,632,021
Merger transaction, including cash of $885,839	6,285,477	62,855	39,472,795			39,535,650
For properties	30,406	304	218,315			218,619

Comprehensive income:
Net income				949,466		949,466
Change in fair market value of hedged positions					(510,836)	(510,836)
Net realized hedging losses charged to income					1,254,577	1,254,577

Total comprehensive income						1,693,207

Equity based compensation expense			422,048			422,048
Stockholder distributions				(4,006,952)		(4,006,952)

Balance, September 30, 2007	14,703,383	$147,034	$79,558,527	$5,384,678	$(935,647)	$84,154,592

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$949,466	$4,687,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,589,243	2,172,856
Loss (gain) on sale of property and equipment	15,218	(335,294)
Accretion of asset retirement obligations	78,260	66,224
Hedge ineffectiveness gain	(210)	(365,875)
Partnership income	(329,203)	(116,619)
Deferred income taxes	2,138,885	—
Non-cash compensation	422,048	316,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(11,046,243)	4,060,331
Decrease (increase) in prepaid expense and other	489,078	477
Increase in accounts payable and accrued expenses	13,174,479	(4,166,044)

Net cash provided by operating activities	10,481,021	6,319,708
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,750,000	334,687
Additions to property and equipment	(12,276,865)	(13,387,490)
Investment in oil and gas limited partnership	(1,631,860)	—
Distributions from oil and gas limited partnership	122,000	—

Net cash used in investing activities	(12,036,725)	(13,052,803)
Cash flows from financing activities:
Issuance of common stock	23,517,860	—
Distributions to stockholders	(4,006,952)	(1,022,919)
Issuance of long-term debt	3,000,000	7,000,000
Reduction of long-term debt	(9,800,000)	(2,100,000)

Net cash provided by financing activities	12,710,908	3,877,081

Net increase in cash and cash equivalents	11,155,204	(2,856,014)

Cash and cash equivalents at beginning of period	6,216,822	7,578,027

Cash and cash equivalents at end of period	$17,372,026	$4,722,013

Supplementary information:
Interest paid	$332,793	$86,096
Notes receivable from sale of equipment	$1,750,000	$—
Noncash net assets acquired in merger transactions:
GeoResources Inc.	$23,826,658	$—
PICA Energy, LLC	$11,703,314	$—
Yuma property interests	$3,119,840	$—
Other property interests	$218,619	$—

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A: Organization and Summary of Significant Accounting Policies

Merger

On April 17, 2007, pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), GeoResources, Inc. (“GeoResources” or the “Company”), a Colorado corporation, acquired Southern Bay Oil & Gas, L.P. (“Southern Bay”), a Texas limited partnership, PICA Energy, LLC (“PICA”), a Colorado limited liability company, and certain Colorado oil and gas properties (“Yuma Properties”) in exchange for 10,690,000 shares of common stock (the “Merger”). These transactions shifted stockholder control of the Company. As a result of the Merger, the former Southern Bay partners received approximately 57% of the outstanding common stock of the Company, and thus voting control of the Company. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources and PICA by Southern Bay. Therefore, the results of operations as presented herein for the three months ended September 30, 2007 are those attributable to the combined entities. The results of operations and cash flows for the nine months ended September 30, 2007 are those attributable to the former Southern Bay entity for the entire nine months and those of the GeoResources and PICA entities and Yuma Properties for the period April 18, 2007 through September 30, 2007. In addition, common stock issued in the Merger, as shown in the accompanying statement of stockholders’ equity and comprehensive income (loss), in the total of 6,285,477 shares, is comprised of the outstanding GeoResources shares immediately prior to the merger (3,858,477 shares), the shares issued to acquire PICA (1,931,000 shares) and the shares to acquire the Yuma Properties (496,000 shares). The financial statements for periods prior to 2007 are those of Southern Bay.

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

Pro Forma Results of Operations

The following summary presents unaudited pro forma information for the nine month periods ended September 30, 2007 and 2006 as if the Merger had been consummated at January 1, 2007 and 2006, respectively (in thousands except share data).

Nine months ended September 30, 2007 and 2006

	2007	2006
Total revenue	$23,145	$26,601

Income before income taxes	$3,787	$9,813

Net income	$2,819	$5,400

Net income per share:

Basic & Diluted	$0.19	$0.37

Weighted average shares outstanding	14,703,383	14,572,977

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

NOTE B: Recent Accounting Pronouncements

Income Taxes—Uncertain Tax Positions—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, financial condition or results of operations as a result of implementing FIN 48.

Recently Released Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS No. 157 will have on the financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 159 will have on the financial statements.

NOTE C: Income Taxes

Three Months Ended September 30, 2007 and 2006

Income tax expense for the third quarter of 2007 was $934,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements, as presented herein are those of Southern Bay, which, as a partnership, was not generally subject to federal and state income taxes.

Nine Months Ended September 30, 2007 and 2006

Income tax expense for the nine months ended September 30, 2007 was $2,788,000 compared to zero for the same period in 2006. As previously stated, the 2006 financials as presented herein are those of Southern Bay, which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the second quarter of 2007 included a nonrecurring charge of $1.6 million attributable to Southern Bay becoming a taxable entity. GAAP requires that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status.

FIN 48-Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change during the nine months ended September 30, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

NOTE D: Acquisitions and Sales

In addition to the Merger described in Note A, the Company also had the following acquisition and the divestitures discussed below.

In January, 2007 Southern Bay formed two entities in connection with the acquisition of producing oil and gas properties located in southeast Texas. Catena Oil & Gas LLC (“Catena”) was formed as an indirect subsidiary of Southern Bay and SBE Partners LP (“SBE”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as limited partner with a 98% partnership interest. In February, 2007 these entities paid cash of $82,046,603 to acquire the southeast Texas properties. Catena purchased 8% of the interests and SBE purchased 92%. Catena’s share of the property purchase price was $6,563,728, and its general partner contribution to SBE was $1,631,860. Southern Bay funded these amounts with additional capital contributions from its partners of $5,000,000, borrowings under its bank credit agreement of $3,000,000 and working capital of $195,580. The Company’s investment in SBE is accounted for under the equity method of accounting.

The Company sold two assets acquired in the Merger. In May 2007, a drilling rig was sold for $1,500,000 and, in June 2007 certain mining leases located in Arizona were sold for $2,000,000. The purchase prices allocated to these assets at the date of the Merger were equal to their respective selling prices; therefore no gain or loss was recognized on these sales.

NOTE E: Long-Term Debt

On June 26, 2007, the outstanding borrowings under our previous Credit Agreement with Wachovia Bank, N.A. (“Bank”) of $8 million were paid in full. Also debt assumed in the Merger with PICA of $1,750,000 and GeoResources of $50,000 was paid in full in April 2007.

On September 26, 2007, the Company entered into a Credit Agreement with the Bank, as Administrative Agent and Issuing Bank and the Bank and U.S. Bank as Lenders. This agreement provided for a Senior Secured Revolving Credit Facility in the maximum amount of $100 million, with an initial borrowing base of $35 million.

On October 16, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with the Bank as Administrative agent, Issuing Bank, Sole Lead Arranger and Sole Bookrunner. This agreement provides financing of up to $200 million to the Company. The initial borrowing base of the Amended Credit Facility is $110.0 million, and is subject to redetermination on June 1 and December 1 of each year. The amounts borrowed under this Amended Credit Agreement bear interest at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.25% or (b) the prime lending rate of Wachovia plus .5% to 1.25%, depending on the amount borrowed under the Amended Credit Agreement. Principal amounts outstanding under this Amended Credit Agreement, up to $100 million, are due and payable in full at maturity on October 16, 2010. Principal balances outstanding in excess of $100 million are due September 30, 2008. The Amended Credit Agreement also requires the payment of commitment fees to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.375% to 0.50% per year depending on the amount of borrowing base utilization. The Company is also required to pay customary letter of credit fees. All of the obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. In addition, the Amended Credit Agreement requires the maintenance of certain financial ratios, contains customary affirmative covenants and provides for events of default.

On October 16, 2007, the Company borrowed $96 million under this Amended Credit Agreement, in connection with the acquisition discussed in Note H. The Company also paid the bank transaction fees, underwriting fees and loan costs totaling $2.5 million.

NOTE F: Hedging Activities

The Company enters into hedge agreements to fix the price of anticipated future production in an effort to manage its exposure to oil and gas price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Such amounts are reflected in oil and gas sales in the accompanying financial statements. The following is a summary of the hedge contracts at September 30, 2007.

	Total Volume	Floor Price	Ceiling/ Swap Price
Crude Oil Contracts (Bbls.):
Swap contracts:
2007	9,000		$38.20
2007	6,000		$40.54

Costless collar contracts:
2007	6,000	$55.00	$69.30
2007	6,000	$65.00	$78.52
2007	6,000	$65.00	$74.35
2008	120,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap contracts:
2007	45,000		$5.70

Costless collar contracts (Mmbtu):
2007	30,000	$7.50	$9.30
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45

The fair market value of these hedge contracts at September 30, 2007 was a liability of $941,987, all of which was classified as a current liability. The fair market value of these hedge contracts at December 31, 2006 was a liability of $1,685,938, all of which was classified as a current liability. Realized hedge settlements included in oil and gas revenues were costs of $534,444 and $1,254,577 for the three and nine months ended September 30, 2007, respectively, as compared to costs of $509,464 and $1,464,436 for the same periods in 2006. The Company recognized a loss of $3,194 and a gain of $210 due to hedge ineffectiveness on these hedge contracts for the three and nine months ended September 30, 2007, compared to gains of $188,646 and $365,875 for the same periods in 2006.

NOTE G: Related Party Transactions

In July 2007, the Company acquired oil and gas properties from officers and key employees for $1,075,079, including cash of $856,459 and the issuance of 30,406 shares of common stock at $7.19 per share. Also, in July 2007, the Company issued 100,000 shares of common stock for cash of $719,000 to three related individuals, including two members of the board of directors.

NOTE H: Subsequent Events

On October 16, 2007, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase (“Purchase Agreement”) all of the limited partner interest in an affiliated limited partnership from an unaffiliated entity. Prior to this transaction, the Company owned 2% of the partnership and the limited partner owned 98%. The Acquisition, which will be accounted for as a purchase, includes oil and gas properties located in Louisiana, the Gulf Coast, South Texas, the Permian Basin and the Black Warrior Basin.

Under the Purchase Agreement, the Company purchased the interest for a cash purchase price of $91,100,000 (the “Purchase Price”) and paid $12,952,000 to cancel the Limited Partnership’s oil and gas hedge contracts. These costs were funded with cash of $8,052,000 and borrowings of $96.0 million under the Amended Credit Agreement described above. The purchase and sale of the interest was effective on the date of closing of the Purchase Agreement, October 16, 2007, and resulted in the Company’s total ownership percentage in the Limited Partnership to be 100%. The Company intends to dissolve the Limited Partnership as soon as practicable.

The Company also paid its bank a transaction fee of $1,250,000 in connection with this acquisition.

The following is a summary of the underlying assets and liabilities attributable to the acquired interest (in thousands):

Assets:
Current assets	$11,790
Oil and gas properties	102,629
Other assets	479

114,898

Liabilities:
Current liabilities, excluding commodity hedges	1,483
Commodity hedges:
Extinguished	12,693
Retained	4,664
Asset retirement obligations	3,708

22,548

Net assets acquired	$92,350

Pursuant to the Amended Credit Agreement, the Company entered into the following additional hedging agreements with Wachovia Bank on October 17, 2007:

Year	Oil Volume, BOPM	Oil Swap, $/bbl	Gas Volume, MCFPM	Gas Floor, $/mmbtu	Gas Cap, $/mmbtu
2008	26,167	$80.19	136,420	$7.00	$9.80
2009	30,667	$76.00	22,960	$7.00	$10.75
2010	26,833	$74.71	107,250	$7.00	$9.90
2011	23,500	$74.37	89,920	$7.00	$9.20

On October 10, 2007, the Company granted options to officers and key employees to purchase 755,000 shares of common stock. These shares were granted pursuant to the GeoResources, Inc. Amended and Restated 2004 Stock Incentive Plan. The following is a summary of the terms of these options:

Vesting date	Number of shares	Exercise Price per share
October 10, 2009	377,500	$8.27
October 10, 2010	188,750	$9.56
October 10, 2011	188,750	$9.56

Total shares	755,000

The closing market price of the Company’s common stock on the date of grant was $7.20.

These options, if not exercised, will expire 10 years from the date of grant.

The Company will account for these stock options under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” and, accordingly, will recognize compensation expense associated with these options beginning in the fourth quarter of 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto, included elsewhere in this Quarterly Report on Form 10-QSB and should further be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as our Proxy Statement on Schedule 14A filed February 23, 2007 and our Current Report on Form 8-K, filed April 23, 2007 and amended on June 22, 2007.

Forward-Looking Information

This Quarterly Report on Form 10-QSB, and in particular this “Item 2, Management’s Discussion and Analysis or Plan of Operation”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words. All statements other than statements of historical facts included in this quarterly report and this section of this report, including, without limitation, statements regarding the Company’s business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this quarterly report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent or Company engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company’s expectations are discussed herein and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as our Proxy Statement on Schedule 14A filed February 23, 2007, our Current Report on Form 8-K, filed April 23, 2007 and amended on June 22, 2007 and our Registration Statement on Form S-3 filed July 24, 2007. Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

Merger-Change in Management, Control and Business Strategy

On April 17, 2007, the Company completed the merger transactions (“Merger”) pursuant to the merger agreement dated September 14, 2006, as amended on February 16, 2007 (the “Merger Agreement”) among the Company, Southern Bay Oil & Gas, L.P. and Chandler Energy, LLC (“Chandler”). The Merger Agreement provided, in substance, for the mergers of the businesses of Southern Bay and Chandler, two independent oil and gas entities, into the Company. The Company issued (a) 8,263,000 shares of its common stock to the partners of Southern Bay, (b) 1,931,000 shares of its common stock to the members of Chandler and (c) 496,000 additional shares of its common stock in exchange for certain working interests in a Chandler-operated oil and gas project in northeastern Colorado (“Yuma Interests”). To accomplish the merger with Chandler’s business, Chandler transferred all but a small portion of its business and assets to a subsidiary, PICA Energy, LLC (“PICA”) on April 17, 2007, and PICA was immediately merged into the Company’s wholly owned subsidiary, Chandler Acquisition, LLC. Southern Bay was a private oil and gas exploration and production limited partnership with properties located primarily along the Texas and Louisiana Gulf Coast, operating out of Houston, Texas. Chandler was a private oil and gas exploration and production limited liability company, with properties located primarily in Colorado, Michigan and Utah, operating out of Denver, Colorado. All of the shares issued pursuant to the Merger were “restricted securities” as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and were subsequently registered under a Registration Statement on Form S-3 filed with the SEC on July 24, 2007, and declared effective on August 13, 2007.

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

Under generally accepted accounting principles, Southern Bay was deemed to have acquired the Company, PICA and the Yuma interests, and Southern Bay accounted for the transactions using the purchase method of accounting for business combinations. Accordingly, with consummation of the Merger the historical financial statements presented for the Company are those of Southern Bay, back to its inception in 2004, with the net assets of the Company, PICA and the Yuma Interests treated as purchased upon closing.

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

We continue to implement our business strategy to acquire, discover and develop oil and gas reserves and achieve continued growth. Management continues to focus on reducing operating and administrative costs on a per unit basis. In addition, the Company has attempted to mitigate downward price volatility by the increased use of commodity price hedging, and has placed an increased emphasis on development drilling and exploration. The current high oil and gas price environment is unprecedented, and management cannot predict that these historically high prices will be available on an ongoing basis. Following is a brief outline of management’s current plans.

(1)	Acquire oil and gas properties with significant producing reserves and development and exploration potential.

(2)	Solicit industry or institutional partners, on a promoted basis for selected acquisitions, in order to diversify, reduce average cost and generate operating fees.

(3)	Implement re-engineering and development programs within existing fields.

(4)	Pursue exploration projects and increase direct participation over time. Solicit industry partners, on a promoted basis, for internally generated projects.

(5)	Selectively divest assets to upgrade the portfolio and to lower corporate wide “per-unit” operating and administrative costs and focus on existing fields and new projects with greater development and exploitation potential.

(6)	Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

(7)	Obtain additional capital through the issuance of equity securities and/or through debt financing.

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

Recent Property Acquisition

As more fully discussed in Note H to the financial statements in Part I of this Form 10-QSB, on October 16, 2007, we acquired the limited partnership interest in an affiliated limited partnership from a non affiliated limited partner for $91.1 million. As a result we now own 100% of this limited partnership which holds oil and gas property interests in Louisiana, the Gulf Coast, South Texas, the Permian Basin and the Black Warrior Basin. We intend to dissolve the partnership and integrate the oil and gas properties into our exiting entities. As part of our ongoing property review, we also intend to divest certain properties that no longer meet our priority objectives.

In January 2007 we acquired properties located in the Giddings Field of the Austin Chalk trend of Texas. In conjunction with this acquisition, a partnership was formed with a large institutional investor as limited partner. A wholly-owned subsidiary of the Company acquired both a direct 8% working interest and a 2% general partner interest in this partnership. Our share of the acquisition purchase price of $82 million was $6.6 million, and our general partner contribution was $1.6 million. These amounts were funded with additional capital contributions of $5 million from former Southern Bay partners, borrowings under our bank credit agreement of $3 million and working capital of $196,000.

Results of Operations

Three months ended September 30, 2007, compared to three months ended September 30, 2006

The Company recorded net income of $1,412,091 and $1,945,051 for three months ended September 30, 2007 and 2006, respectively. The $532,960 decrease in the Company’s comparative net income resulted primarily from the following factors:

Net amount contributing to increase (decrease) in net income
(000’s)

Oil and gas sales	$3,851
Lease operating and workover expenses	(1,499)
Exploration expense	52
Production taxes	(255)
General and administrative expenses (“G&A”)	(528)
Depletion, depreciation and amortization expense (“DD&A”)	(995)
Net interest income (expense)	327
Hedge ineffectiveness	(192)
Other income—net	(360)
Provision for income taxes	(934)

Net decrease	$(533)

The following discussion applies to the changes shown above.

Net revenues from oil and gas sales increased $3,851,000, or 105%. Properties acquired in the Merger accounted for $2,785,000 of this increase, and the acquisition and development of properties during the year accounted for an increase of $1,066,000. Price and production comparisons are set forth in the following table. Properties acquired in the Merger accounted for increased production of approximately 71,000 Mcf of gas and approximately 38,000 barrels of oil during the third quarter of 2007.

	Percent increase	Three Months Ended September 30,
	(decrease)	2007	2006

Gas Production (MMcf)	142.6%	330	136
Oil Production (MBbls)	87.2%	88	47
Barrel of oil equivalent (MBOE)	104.3%	143	70
Average Price Gas (per Mcf)	-11.5%	$5.63	$6.36
Average Price Oil (per Bbl)	8.6%	$64.08	$58.98
Average Price per BOE	0.4%	$52.44	$52.24

Lease operating expenses and workover costs increased from approximately $1,170,000 in the third quarter of 2006 to $2,669,000 for the same period in 2007, an increase of $1,499,000, or 128%. Properties acquired in the Merger accounted for $1,209,000 of the increase. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased 11.6%. The dollar increase was a result of the acquisition and development of oil and gas properties and higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. Production taxes increased by $255,000, or 73%, due to increased production volumes and revenues associated with properties acquired in the Merger.

Exploration costs were $52,000 in the third quarter of 2006 and none in the third quarter of 2007.

G&A increased $528,000 due primarily to overall business expansion related to the Merger.

The increase in DD&A expense attributable to the properties acquired in the Merger was $314,000. The remaining increase of $681,000 was due to property acquisitions by Southern Bay prior to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense decreased by $111,000 due to lower debt levels in the third quarter of 2007 compared to the same period of 2006. As of September 30, 2007, we had no outstanding debt. During the third quarter of 2006, our average outstanding debt was approximately $5 million. Interest income increased by $216,000 in the third quarter of 2007 over the same period of 2006, due to larger invested cash balances.

In the third quarter of 2007, loss from hedge ineffectiveness was $3,000, compared to a gain of $189,000 for the same period in 2006. This resulted from a reduction in the liability associated with the mark-to-market valuation of our hedge contracts. Those reductions are due to monthly hedge settlement payments, as well as to lower natural gas prices.

Other income decreased by $360,000 in the third quarter of 2007 from the same period in 2006. This was due to nonrecurring income in 2006 resulting from reductions in contingent liabilities and allowance for bad debts, partially offset by higher property operating income in 2007.

Income tax expense for the third quarter of 2007 was $934,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements, as presented herein, are those of Southern Bay which, as a partnership, was not generally subject to federal and state income taxes.

Nine months ended September 30, 2007, compared to Nine months ended September 30, 2006

The Company recorded net income of $949,466 and $4,687,652 for nine months ended September 30, 2007 and 2006, respectively. The $3,738,186 decrease in the Company’s comparative net income resulted primarily from the following factors:

Net amount contributing to increase (decrease) in net income
(000’s)

Oil and gas sales	$7,423
Lease operating and workover expenses	(3,194)
Exploration expense	484
Production taxes	(576)
General and administrative expenses (“G&A”)	(2,523)
Depletion, depreciation and amortization expense (“DD&A”)	(2,416)
Net interest income (expense)	344
Hedge ineffectiveness	(366)
Other income—net	(126)
Provision for income taxes	(2,788)

Net decrease	$(3,738)

The following discussion applies to the changes shown above.

Net revenues from oil and gas sales increased $7,423,000, or 69%. Properties acquired in the Merger accounted for $5,396,000 of this increase, and the acquisition and development of properties during the year accounted for an increase of $2,027,000. Price and production comparisons are set forth in the following table. Properties acquired in the Merger accounted for increased production of approximately 72,000 Mcf of gas and approximately 186,000 barrels of oil during the first nine months of 2007.

	Percent increase (decrease)	Nine Months Ended September 30,
		2007	2006
Gas Production (MMcf)	89.1%	883	467
Oil Production (MBbls)	61.2%	216	134
Barrel of oil equivalent (MBOE)	71.4%	363	212
Average Price Gas (per Mcf)	-10.6%	$6.26	$7.00
Average Price Oil (per Bbl)	5.3%	$58.40	$55.44
Average Price per BOE	-1.0%	$49.89	$50.41

Lease operating expenses and workover costs increased $3,194,000 or 99%. Properties acquired in the Merger accounted for $2,584,000 of the increase. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased 16.3%. The dollar increase was a result of the acquisition and development of oil and gas properties and higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. On a BOE basis, production volumes increased 71.4% over the prior year. Accordingly, lease operating expenses increased primarily as a result of additional production volumes. Production taxes increased by $576,000, or 69%, due to increased production volumes and revenues.

Exploration costs were $484,000 in the first nine months of 2006 and none in the first nine months of 2007. We drilled two unsuccessful exploratory wells in 2006 and none in 2007.

G&A increased $2,523,000 due primarily to nonrecurring costs associated with the Merger and consulting fees associated with compliance with the Sarbanes-Oxley Act, as well as to overall business expansion related to the Merger. Expenses associated with the Merger included bonus and stock-based compensation totaling $633,000, legal, accounting and proxy services of $295,000 and NASDAQ listing fees of $95,000 for entry into the National Global Market. During the first nine months of 2007, we also incurred fees and costs of $264,000 in documenting compliance with the Sarbanes-Oxley Act. We expect G&A to be substantially less in future periods.

The increase in DD&A expense attributable to the properties acquired in the Merger was $1,277,000. The remaining increase of $1,139,000 was due to property acquisitions by Southern Bay prior to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $206,000 due to higher debt levels in 2007 as compared to 2006. As previously stated, as of June 26, 2007, all outstanding debt was paid. Interest income increased $550,000 due to larger invested cash balances in 2007, as well as to interest on notes receivable arising from the sale of a drilling rig and a mining property in 2007.

In the first nine months of 2007, gain from hedge ineffectiveness was $210, compared to $366,000 for the same period in 2006. These gains resulted from a reduction in the liability associated with the mark-to-market valuation of our hedge contracts. These reductions were due to monthly hedge settlement payments, as well as to lower natural gas prices.

Other income, net of other expense, decreased by $126,000 in the third quarter of 2007 from the same period in 2006. This was due to nonrecurring income in 2006 resulting from reductions in contingent liabilities and allowance for bad debts, partially offset by higher property operating income in 2007.

Income tax expense for the first nine months of 2007 was $2,788,000, compared to zero for the same period in 2006. As previously stated, the 2006 financial statements as presented herein are those of Southern Bay Oil & Gas, L.P., which, as a partnership, was not generally subject to federal and state income taxes. In addition, deferred income tax expense for the first nine months of 2007 included a nonrecurring charge of $1.6 million attributable to Southern Bay becoming a taxable entity. GAAP requires that when an entity’s tax status changes from nontaxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status. This is not a recurring item.

Impact of Property Acquisitions and Development

Management presently estimates that production volumes for the year 2007 will approximate 380,000 Bbls of oil and 1,600,000 Mcf of natural gas, representing an increase of 107% and 177%, respectively, over 2006, including the acquisition discussed above in Note H-Subsequent Events. These estimates are predicated on the results of operations for the nine months ended September 30, 2007 and reserve estimates. These projected increases are a direct result of acquisition and development activities. In connection with its acquisitions, the Company generally implements a capital expenditures program, which it refers to as “re-engineering activities,” designed to increase production and arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, the Company conducts detailed field studies designed to isolate development and exploration opportunities, if any. The Company has identified numerous projects in its existing property portfolio related to proved behind-pipe and undeveloped reserves and expects to define additional development and exploratory potential. Net future cash flows could be favorably affected by additional development potential and also by further price improvement and/or reductions to per-unit operating costs. No assurance can be given, however, that the Company will be able to successfully and economically develop additional reserves.

Impact of Changing Prices and Costs

The Company’s revenues and the carrying value of its oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices increased appreciably during 2006 and again in recent months in 2007. Average realized oil prices of $58.40 per Bbl, net of hedges, for the nine months ended September 30, 2007, were 5% higher than for the comparable period in 2006 and, in recent weeks, prices have reached an all time high. Such average realized prices for the nine months ended September 30, 2007, were affected by certain hedging activities. Should significant price decreases occur or should prices fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, the Company could experience difficulty in developing its assets and continuing its growth.

Hedging Activities

In an attempt to reduce its sensitivity to oil and gas price volatility and secure favorable debt financing, the Company has and will likely continue to enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. Management believes its hedging strategy will result in greater predictability of internally generated funds, which can be dedicated to capital development projects and corporate obligations.

The Company does not engage in speculative trading activities and does not hedge all available or anticipated quantities. The Company’s strategy with regard to hedging includes the following factors:

(1)	Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions.

(2)	Ensure the Company’s ability to substantially support its exploration activities and administrative and debt service obligations.

(3)	“Lock-in” growth in revenues, cash flows and profits for financial reporting purposes.

(4)	Allow certain quantities to float, particularly in months with high price potential.

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

Liquidity and Capital Resources

The Company expects to finance its future acquisition, development and exploration activities through working capital, cash flow from operating activities, its bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional debt and equity securities. In addition, the Company intends to continue to subsidize its drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company will earn working interests in reserves and production greater than its proportionate capital cost. Financing activities in 2007 have resulted in a net reduction of debt in the amount of $6.8 million. At December 31, 2006, outstanding debt was $5,000,000. During the period, we borrowed $3,000,000, assumed $1,800,000 in the Merger and repaid the entire $9.8 million in late June 2007. In October, 2007, we borrowed $96 million to finance a major acquisition as discussed above in Note H-Subsequent Events.

The Company intends to divest of certain oil and gas properties, but at present the Company cannot predict the timing of divestitures or estimated proceeds therefrom with certainty. In addition, the Company has developed a $40 million capital expenditure budget for the two year period commencing October 1, 2007. At present, the Company believes that proceeds from divestitures and net cash flows from operating activities are sufficient to fund projected capital expenditures and also reduce its debt balances, but, the Company could incur additional debt in connection with further acquisition and development activities or corporate acquisitions or mergers, if any.

Credit Facility

At September 30, 2007, the Company had a $35 million borrowing base, with available borrowing capacity of $35 million, in accordance with its revolving Credit Agreement with its bank. The Company currently has a borrowing base of $110 million and, as a result of the acquisition discussed herein, has an outstanding principal balance of $96 million. Our remaining borrowing capacity is $14 million.

Cash Flows from Operating Activities

For the nine months ended September 30, 2007, the Company’s net cash provided by operating activities was $10.5 million, up by $4.2 million from the same period in 2006, due primarily to increases in production resulting from acquisition and development activities, partially offset by increased G&A expense associated with the Merger. We expect recent acquisitions and development activities to significantly increase cash provided by operating activities in 2008, assuming commodity prices do not decrease substantially.

Cash Flows From Investing Activities

Cash applied to oil and gas capital expenditures for the nine months ended September 30, 2007 and 2006, was $12.3 million and $13.4 million, respectively. In 2007, we also realized cash of $1.8 million from the sale of a drilling rig and mining properties. In 2007, we also invested $1.6 million in a newly formed oil and gas limited partnership for which we are the general partner. Capital expenditures for 2007 were financed with debt, equity and operating cash flow. We expect to spend approximately $40 million in capital expenditures in the 24 months ending September 30, 2009.

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

The Company has established a capital expenditure budget of approximately $40 million, exclusive of possible development expenditures associated with exploratory success, as follows:

(millions)
Horizontal drilling:
Rockies and Williston areas	$5.3
Texas	$6.2
Conventional drilling	$3.4
Water flood	$7.1
Exploratory drilling (1)	$6.0
Re-engineering (2)	$7.0
Other (3)	$5.0

$40.0

(1)	Includes both conventional and horizontal drilling projects.
(2)	Includes activities related to existing fields intended to lower operating expenses and enhance production attributes by lowering decline rates and downtime. Such expenditures include expenditures related to facilities, compression, down-hole lift methods, recompletions and side-track drilling.
(3)	Includes estimated acreage and seismic costs.

Presently, the estimated timing of these expenditures is as follows:

Fourth Quarter 2007	$4.0
2008	$26.0
2009	$10.0

The budget, as well as the timing of expenditures, is subject to change as the Company reevaluates alternative projects in connection with its recent major acquisition and further expands its portfolio. The Company expects that the majority of expenditures will occur during the remainder of 2007 and 2008, but certain projects may extend into 2009, specifically including, acreage acquisition, projected water flood and horizontal drilling projects. This budget may be accelerated pending drilling and service rig availability and adequate staffing to effectively manage activities and control costs. In addition, certain expenditures may be deferred in favor of new opportunities.

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

Cash Flows From Financing Activities

In the first nine months of 2007, financing activities provided cash of $12.7 million. Additional equity capital accounted for a net increase of $19.5 million, partially offset by a net reduction in long-term debt of $6.8 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material pending legal proceedings. We know of no material legal proceedings contemplated or threatened against the Company.

Item 6. Exhibits

(a)	Exhibits.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.7	Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K for the year ended December 31, 1998.

10.13	New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14	Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (2)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (2)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (2)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association. (2)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (2)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (2)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (2)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (2)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (1)

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC (1)

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association (1)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.

November 13, 2007

/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer

EXHIBIT INDEX

(b)	Exhibits.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.7	Mining Lease and Agreement dated May 14, 1998, by and between Roger C. Ryan, Executor for the Estate of Constance P. Ryan, and as a single man, Susan Ryan, Joseph W. Ryan and Charlotte Friis as Lessors, and GeoResources, Inc. as Lessee and all related documents, incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-K for the year ended December 31, 1998.

10.13	New Mining plan approval document issued by the United States Department of the Interior to GeoResources, Inc. on December 2, 2005, incorporated by reference to 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.14	Permit to Engage in Surface Coal mining and Reclamation Operations submitted by GeoResources, Inc. and approved by the State of North Dakota, Public Service Commission on November 2, 2005, as Permit No. GRGR-0501 with attached Surface Coal Mining and Reclamation Permit Conditions, incorporated by reference to 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (2)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (2)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy,

1

L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (2)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (2)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association. (2)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (2)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (2)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (2)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (2)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (1)

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC (1)

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association (1)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.

2