Form 10KSB
period 2007-12-31
GEORESOURCES INC
filed 2008-03-28
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number – 0-8041

GEORESOURCES, INC.

(Name of small business issuer in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cypress Station Drive, Suite 220

Houston, Texas 77090-1629

(Address of principal executive offices, including zip code)

(281) 537-9920

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year. $40,115,393

At March 24, 2008, the aggregate market value of the common stock of the issuer (it has no non-voting common stock) held by non-affiliates of the issuer was approximately $91,592,800.

As of March 24, 2008, issuer had 14,703,383 shares of its common stock outstanding.

PART I

Item 1.	Description of Business

General

GeoResources, Inc. (the “Company”, “we”, “us”, “our”), a Colorado corporation formed in 1958, is an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities primarily focused in three core U.S. areas — the Southwest and Gulf Coast, the Rocky Mountains and the Williston Basin. As a result of several related transactions described below in “Recent Developments,” the Company underwent a substantial change in ownership, management, assets and business strategy, all effective as of April 17, 2007.

Information contained in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or variations of these words or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, and other such matters, are forward-looking statements. Our future results may vary materially from those anticipated by management and may be affected by various trends and factors, which are beyond our control. Please review some of the more significant risks we face under the heading “Risk Factors” presented at the end of Item 1 of this report.

Recent Developments

Merger – Change in Management, Control and Business Strategy

On April 17, 2007, the Company merged with Southern Bay Oil & Gas, L.P. (“Southern Bay”) and a subsidiary of Chandler Energy, LLC (“Chandler”) and acquired certain Chandler-associated oil and gas properties in exchange for 10,690,000 shares of common stock (collectively, the “Merger”). As a result of the Merger, the former Southern Bay partners received approximately 57% of the then outstanding common stock of the Company and thus acquired voting control. Although GeoResources was the legal acquirer, for financial reporting purposes the Merger was accounted for as a reverse acquisition of GeoResources by Southern Bay and an acquisition of Chandler and its associated properties.

As part of the Merger, Frank A. Lodzinski assumed the role of Chief Executive Officer, President and Director, Collis P. Chandler, III became Executive Vice President, Chief Operating Officer of the Northern Division and a Director, and Francis M. Mury became Executive Vice President, Chief Operating Officer of the Southern Division. In addition, Howard E. Ehler became Vice President and Chief Financial Officer and Robert J. Anderson became Vice President, Business Development, Acquisitions & Divestitures. The Board of Directors was reconstituted to include a majority of directors appointed by Southern Bay and Chandler. See Part III of this report for information concerning our officers and directors.

Our operations are managed through a Southern and Northern divisional structure. The Southern Division and corporate offices are headquartered in Houston, Texas and the Northern Division is headquartered in Denver, Colorado.

Since the Merger, our new management team has implemented its business strategy designed to:

(1)	develop our existing asset base;

(2)	expand our acreage and prospect portfolio; and

(3)	continue producing property acquisition activities, while divesting non-core and marginally economic properties.

During the course of 2007 we transitioned from a small regional North Dakota-based company producing 375 BOE per day with 3.0 million BOE of proved reserves, to a full-scale exploration and production company with operations in multiple basins. As of December 31, 2007, we estimated we had 15.7 million BOE of proved reserves, which were approximately 69% oil and 85% developed. See Item 2 of this report for our estimates of our oil and gas reserves at December 31, 2007. Our December 2007 production totaled 111.7 MBOE or 3,603 BOE per day of which 60% was oil.

Acquisitions and Development

In February 2007, we acquired properties located in the Giddings Field of the Austin Chalk trend of Texas. In conjunction with this acquisition, a partnership was formed with a large institutional investor as limited partner. A wholly-owned subsidiary of the Company acquired both a direct 8% working interest and a 2% general partner interest in this partnership. Our share of the acquisition purchase price of $82 million was $6.6 million, and our general partner contribution was $1.6 million. These amounts were funded with additional capital contributions of $5 million from former Southern Bay partners, borrowings under our bank credit agreement of $3 million and working capital of $196,000.

In October 2007, we acquired all of the limited partnership interest in AROC Energy, L.P., an affiliated limited partnership for which we served as general partner. This interest was acquired from a non-affiliated limited partner for $91.1 million. As a result we owned 100% of this limited partnership which held oil and gas property interests in Louisiana, the Gulf Coast, South Texas, the Permian Basin and the Black Warrior Basin. The partnership was dissolved in November 2007 and the oil and gas properties were integrated into our operations. This acquisition effectively doubled our reserves and was funded with proceeds from a senior secured credit agreement which is discussed below.

Bank Credit Agreement

On October 16, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wachovia Bank, National Association, (the “Bank”) which provides for a line of credit for three years. Pursuant to the Credit Agreement, we secured an Amended and Restated Senior Secured Revolving Credit Facility (the “Amended Credit Facility”), which is available to provide financing of up to $200 million. The Credit Agreement is secured by a first lien on substantially all of our assets. The initial borrowing base of the Amended Credit Facility is $110 million and is subject to redetermination on June 1 and December 1 of each year. As of December 31, 2007, the borrowing base was $110 million and long-term debt outstanding was $96.0 million. As of March 24, 2008, the debt balance had been reduced to $86 million. Amounts borrowed under the Credit Agreement bear interest at either (1) the LIBOR rate plus 1.50% to 2.25% or (b) the Bank’s prime rate plus .5% to 1.25%, depending on the amount borrowed under the Amended Credit Facility. The Amended Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase our capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. The Amended Credit Facility also requires the maintenance of certain financial ratios. We are in compliance with those covenants.

Business Strategy

Upon closing the Merger in April 2007, our new management implemented its business strategy, which includes:

•

expanding acreage and prospect inventory through internal generation of new prospects, field and regional studies on existing assets and surrounding acreage, corporate or asset acquisitions or mergers, and selective prospect participations with other capable oil and gas operators;

•	acquiring additional oil and gas reserves through asset or corporate acquisitions or mergers;

•

comprehensive field re-engineering, designed to enhance current production, lower per unit operating expenses, reduce production failures and down time, and therefore improve field economics, longevity of production and reserve value; and

•	development, exploitation and exploration activities intended to increase production and estimated proved reserves.

This fundamental operating and technical strategy is complemented by management’s commitment to:

•	maintain a fundamentally sound capital structure and low cost of capital;

•	control capital, operating and administrative costs;

•	hedge production to provide a foundation to seek predictable cash flows to support development and exploration activities;

•	divest of non-core assets to high-grade our portfolio of properties; and

•	promote industry and institutional partners into projects to manage risk and to lower net finding and development costs.

The key to management’s approach is that the business strategy first focuses on building reserves and cash flows and then expands acreage, development and exploration inventory. In the opinion of management, its strategy and approach to operations and financial management is a preferable strategy for us because:

•	it addresses multiple risks of oil and gas operations while providing shareholders with significant upside potential;

•	it results in “staying-power,” which management believes is essential to insulate the Company against adverse impacts from fluctuating and volatile markets; and

•	it is a strategy employed successfully in prior entities formed, acquired and operated by management.

Each component of our business strategy and related matters are briefly discussed below.

Acquisitions and Divestitures. Acquisitions of oil and gas properties and/or companies in conjunction with exploration and development activities are designed to allow us to assemble a portfolio of properties with the potential for meaningful economic returns resulting from 1) the application of operational and technical attention, 2) development of non-producing reserves, and 3) realization of exploration upside. Acquired interests will generally have the characteristics of manageable risk, fairly predictable production and value enhancement potential. An ongoing part of our portfolio approach is the divestiture of non-core assets in order to streamline and high-grade our oil and gas property portfolio. Divestitures of this type of properties are expected to be an active part of any acquisition and asset high-grading program.

Development Activities. We are also focused on development and exploitation of non-producing reserves. We conduct comprehensive field studies, which usually result in:

1.

Re-engineering projects which are designed to result in lower per unit operating expenses and/or reduced field down-time. In addition, we seek to implement more efficient production practices to increase production and arrest natural field production declines. This strategy includes re-configuring or replacing down-hole and surface equipment and flow lines, correctly sizing compression, drilling salt water disposal wells, well workovers, and related activities, as well as integration of operations and reservoir engineering with emphasis on cost control.

2.

Development and exploration projects which result from the integration of operations and reservoir engineering with geology and geophysics. Where applicable, 3-D seismic technology is utilized. Our objective is to develop specific projects to recover bypassed or undeveloped reserves and define exploration potential.

Exploration. We expect to expand our exploration activities as our asset size increases. Management has a demonstrated ability to generate prospects and drilling opportunities and expand acreage positions. In addition, we have committed a significant portion of our capital budget to exploration. See Item 6. Management’s Discussion and Analysis or Plan of Operation for information regarding our capital budget. Further, we believe we have the requisite geological, geophysical, engineering and land capabilities, through our internal staff and dedicated consultants, to expand acreage positions and drilling inventory. This strategy has three distinct purposes:

•	expand our inventory of substantive acreage and prospects;

•	fully develop acquired properties; and

•	realize superior economic returns from exploration.

While we will dedicate a meaningful portion of our budget to exploration and drilling, as the geological objectives move to a higher risk and cost profile, industry or institutional partners may be solicited on a basis where we recoup some or all of our costs and sell off part of a project to them in exchange for a carried interest.

Corporate Mergers and Acquisitions. As a distinct part of our overall strategy, we continue to pursue corporate merger and acquisition opportunities. Criteria might include, but are not limited to:

•	the potential to increase assets in a core area;

•	the opportunity to increase earnings and cash flow;

•	development and exploration potential;

•	the ability to refinance debt and attract capital; and

•	realization of administrative savings.

In summary, we believe these diversified business strategies and methodical processes will maintain the reserve and production base and lead to growth in reserves, production, cash flow and, consequently, in per share values.

Oil and Gas Exploration and Development

Our oil and gas exploration and production efforts are concentrated on oil and gas properties in our areas of operations. We typically generate prospects for our own exploitation, but when we believe a prospect may have substantial risk or cost, we may attempt to raise all or a portion of the funds necessary for exploration or development through farmouts, joint ventures, or other similar types of cost-sharing arrangements. The amount of interest retained by us in a cost-sharing arrangement varies widely and depends upon many factors, including the exploratory costs and the risks involved.

Marketing of Production

Our oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices or market indices, plus or minus adjustments for quality and transportation. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline and liquid hydrocarbon content, and prevailing supply/demand conditions.

Backlog Orders, Research and Development

We do not have any long-term contracts to supply crude oil or natural gas. However, from time to time, we enter into short-term contracts to deliver quantities of oil or gas; however, no significant backlog exists. Our oil and gas division order contracts and any off-lease-marketing arrangements are typical of those in the industry with 30 to 90 day cancellation notice provisions. These contracts generally do not require long-term delivery of fixed quantities of oil or gas. We have not spent any material time or funds on research and development and do not expect to do so in the foreseeable future. In addition, as discussed elsewhere, we have entered into long-term commodity hedge contracts to mitigate the effects of price declines of oil and natural gas.

Competition

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

For example, our oil and gas operations are affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and additional wastes not directly related to oil and gas production. Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment. It is not possible to estimate future environmental compliance costs due in part to the uncertainty of continually changing environmental initiatives. While future environmental costs can be expected to be significant to the entire oil and gas industry, we do not believe that our costs would be any more of a relative financial burden than others in our industry and environmental compliance costs will be recovered in the marketplace.

Foreign Operations and Export Sales

We have no production facilities or operations in foreign countries.

Employees

As of December 31, 2007, we had 61 full-time employees, 33 of which are management, technical and administrative personnel, and 28 are field employees. Contract personnel operate some of our producing fields under the direct supervision of our employees. We consider all relations with our employees to be good.

Glossary of Terms

The following are abbreviations and definitions of terms used in this report and generally used in the oil and gas industry. Technical terms included herein may have further expanded meanings within the industry.

3-D Seismic — A technology method by which a three-dimensional image of the earth’s subsurface is created through the interpretation of reflective seismic data collected over a surface grid. 3-D seismic surveys may provide for a more detailed understanding of the subsurface than do conventional surveys and may contribute significantly to field appraisal, development and production.

Annulus — The space around a pipe in a wellbore.

Anomaly — An entity or property that differs from what is typical or expected, or which differs from that predicted by a theoretical model. It may be the measurement of the difference between an observed or measured value and the expected values of a physical property.

Bbl — One barrel, or 42 U.S. gallons of liquid volume.

Bcfe — One billion cubic feet of natural gas equivalent.

Bcf — One billion cubic feet.

Boe — One barrel of oil equivalent.

Bopd — One barrel of oil per day.

Butane — A gaseous hydrocarbon of the paraffin series.

Completion — The installation of well and production equipment for the production of oil or natural gas.

Compression — A force that tends to shorten or squeeze, decreasing volume or increasing pressure.

Development Activities — Activities following exploration including the installation of facilities and the drilling and completion of wells for production purposes.

Development Costs — All costs incurred in bringing a field to commercial production.

Development Well — A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Division Order — A contract setting forth the interest of each owner of a natural gas and oil property, which serves as the basis on which the purchasing company pays each owner’s respective share of the proceeds from the natural gas and oil purchased.

Down-Hole Equipment — Equipment physically located in a wellbore.

Down-Hole Lift Methods — Use of different equipment to aid in the production of a well whose own reservoir energy is not sufficient to economically produce the well.

Dry Hole — A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or natural gas well.

Ethane — A colorless, gaseous compound of the paraffin series contained in the gases given off by petroleum and in illuminating gas.

Exploitation — The act of making an oil and gas producing property more profitable, productive or useful.

Exploration — The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well.

Exploratory Well — A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

Extensions and Discoveries — As to any period, the increases to proved reserves from all sources other than the acquisition of proved properties or revisions of previous estimates.

Finding Costs — The ratio of capital cost necessary to establish production, divided by the reserves discovered usually reported in $/boe or $/mcfe.

Flow Lines — The pipe through which oil or gas travels from well processing equipment to storage or sales.

Formation or Interval — The fundamental unit of lithostratigraphy. A body of rock that is sufficiently distinctive and continuous that it can be mapped. In stratigraphy, a formation is a body of strata of predominantly one type or combination of types.

Frac or Fracture — High pressure or explosive methods of breaking rock formations to facilitate production of oil and natural gas.

Gas Lift — The process of raising or lifting fluid from a well by injecting gas down the well through tubing or through the tubing-casing annulus. Injected gas aerates the fluid resulting in less pressure than the formation; the resulting higher formation pressure forces the fluid out of the wellbore. Gas may be injected continuously or intermittently, depending on the producing characteristics of the well and the arrangement of the gas-lift equipment.

Gathering System — The flowline network and process facilities that transport and control the flow of oil or gas from the wells to a main storage facility, processing plant or shipping point. A gathering system includes pumps, headers, separators, emulsion treaters, tanks, regulators, compressors, dehydrators, valves and associated equipment.

Geophysical Work — The use of seismic surveys and the interpretation of these surveys to better estimate the subsurface environment.

Gross Wells — Refers to the total acres or wells in which a working interest is owned.

Horizontal Drilling — A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques that may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

Hydrostatic Pressure — The force exerted by a body of fluid at rest. It increases directly with the density and the depth of the fluid and is expressed in many different units, including pounds per square inch or kilopascals.

Injection Well — A well in which fluids are injected rather than produced, the primary objective typically being to maintain reservoir pressure. Two common types of injection are gas and water. Separated gas from production wells or possibly imported gas or carbon dioxide may be reinjected into the upper gas section of the reservoir. Water-injection wells are common, where filtered and treated water is injected to increase production of the reservoir.

Lithostratigraphy — The study and correlation of strata to elucidate earth history on the basis of its lithology, or the nature of the well log response, mineral content, grain size, texture and color of rocks.

Low Pressure Gathering System — Small diameter pipelines interconnected in order to combine gas from producing wells which generally have pressures form 0-500 psa.

MBbls — One thousand barrels.

MBoe — One thousand barrels of oil equivalent.

Mcfe — One thousand cubic feet of natural gas equivalent, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

Mcf — One thousand cubic feet.

Mcfpd — One thousand cubic feet per day.

MMboe — One million barrels of oil equivalent.

MMbtu — One million British thermal units. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

MMcfd or MMcfpd — One million cubic feet per day.

MMcfe — One million cubic feet of natural gas equivalent.

MMcf — One million cubic feet.

Multiple Stacked Reservoirs — Productive formations at different depths in a well or a field. As used in exploration, may be referred to as “multiple stacked objectives.” Can occur over a few feet or hundreds of feet in thickness.

Natural Gas Liquids — Liquid hydrocarbons extracted from natural gas, such as ethane, propane, butane and natural gasoline.

Natural Gas — A highly compressible, highly expansible mixture of hydrocarbons with a low specific gravity and occurring naturally in a gaseous form.

Net Acres or Wells — Refers to gross acres or wells multiplied, in each case, by the percentage working interest owned.

Net Production — Natural gas and oil production owned, less royalties and production due others.

Net Revenue Interest — A share of production after all burdens, such as royalty and overriding royalty, have been deducted from the working interest. It is the percentage of production that each party actually receives.

Oil — Crude oil or condensate.

Operator — The individual or company responsible for the exploration, development and production of an oil or natural gas well or lease.

Over-Pressurized — Subsurface pressure that is abnormally high, exceeding hydrostatic pressure at a given depth.

P-waves — An elastic body wave or sound wave in which particles oscillate in the direction the wave propagates.

Perforate — To pierce the casing wall and cement of a wellbore to provide holes through which formation fluids may enter or to provide holes in the casing so that materials may be introduced into the annulus between the casing and the wall of the borehole.

Porosity — (1) The condition of being porous (such as a rock formation). (2) The ratio of the volume of empty space to the volume of solid rock in a formation indicating how much fluid a rock can hold.

Present Value of Proved Reserves — The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with Securities and Exchange Commission guidelines. This value is net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) non-property related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

Primary Recovery — The first stage of oil production in which natural reservoir drives are used to recover oil, although some form of artificial lift may be required to exploit declining reservoir drives.

Propane — A gaseous hydrocarbon of the paraffin series.

Prospect — An area of exploration in which hydrocarbons have been predicted to exist in economic quantity. A prospect is commonly an anomaly, such as a geologic structure or a seismic amplitude anomaly, that is recommended by explorationists for drilling a well. Justification for drilling a prospect is made by assembling evidence for an active petroleum system, or reasonable probability of encountering reservoir-quality rock, a trap of sufficient size, adequate sealing rock, and appropriate conditions for generation and migration of hydrocarbons to fill the trap. A single drilling location is also called a prospect, but the term is more properly used in the context of exploration. A group of prospects of a similar nature constitutes a play.

Proved Developed Non-Producing Reserves — Reserves that consist of (i) proved reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) proved reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

Proved Developed Producing Reserves — Proved reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

Proved Developed Reserves — The combination of proved developed producing and proved developed non-producing reserves.

Proved Reserves — The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, such as prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Proved Undeveloped Reserves (“PUDs”) — Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion — A recompletion occurs when the operator reenters a well to complete (i.e., perforate) a new formation from that in which a well has previously been completed.

Reprocessing — Refers to taking older seismic data and performing new mathematical techniques to refine subsurface images or to provide additional ways of interpreting the subsurface environment.

Rod-Pump — Used in connection with a pumping unit in order to aid in the production of a well. The rod-pump moves up and down with the pumping unit and helps lift fluids from the wellbore.

Royalty — An interest in an natural gas and oil lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

S-waves — An elastic body wave in which particles oscillate perpendicular to the direction in which the wave propagates.

Salt Water Disposal Wells — A well used for the purpose of injecting produced water back into the ground.

Sand — An abrasive material composed of small quartz grains formed from the disintegration of pre-existing rocks.

Secondary Recovery — (1) The use of water-flooding or gas injection to maintain formation pressure during primary production and to reduce the rate of decline of the original reservoir drive. (2) Water-flooding of a depleted reservoir. (3) The first improved recovery method of any type applied to a reservoir to produce oil not recoverable by primary recovery methods.

Seismic — Pertaining to waves of elastic energy, such as that transmitted by P-waves and S-waves, in the frequency range of approximately 1 to 100 Hz. Seismic energy is studied by scientists to interpret the composition, fluid content, extent and geometry of rockformations in the subsurface.

Side-Track Drilling — An operation where a new well bore is drilled from an existing well bore.

Slick Water Fracture Stimulation — The use of water to treat the well in order to improve rate and reserves. Fluids are pumped into the wellbore at high pressure and rate causing a fracture to open in the rock and extending away from the wellbore.

Spud — To start the well drilling process by removing rock, dirt and other sedimentary material with the drill bit.

Standardized measure of discounted future net cash flows — Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment, and estimated future income taxes.

Stratigraphic — Refers to a zone or strata and is typically used in terms of how the hydrocarbon is trapped in the reservoir. A stratigraphic trap is where the rock type changes due to some geologic event, such as thinning of the zone, and allows for the hydrocarbons to remain in place.

Stratigraphy — The study of the history, composition, relative ages and distribution of strata, and the interpretation of strata to elucidate earth history.

Test Well — An exploration well.

Tubing – A relatively small-diameter pipe that is run into a well to serve as a conduit for the passage of oil and gas to the surface.

Undeveloped Acreage — Leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether such acreage contains proved reserves.

Waterflood — A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells. Potential problems associated with waterflood techniques include inefficient recovery due to variable permeability, or similar conditions affecting fluid transport within the reservoir, and early water breakthrough that may cause production and surface processing problems.

Wellbore — A borehole or the hole drilled by a drilling bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased while part of it may be open.

Working Interest — An interest in an natural gas and oil lease that gives the owner of the interest the right to drill for and produce natural gas and oil on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The net production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

Workover — Mechanical and chemical operations on a producing well intended to restore or increase production. May include reservoir stimulation.

Risk Factors

Set forth below are risks with respect to our company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones facing our company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or immaterial, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects and/or financial condition.

We are dependent upon the services of our Chief Executive Officer and other executive officers.

We are dependent upon a limited number of personnel, including Frank A. Lodzinski, our Chief Executive Officer and President, and other management personnel and key employees. Failure to retain the services of these persons, or to replace them with adequate personnel in the event of their departure or termination, may have a material adverse effect on operations. No employment agreements with any of our officers currently exist, but we may consider such agreements in the future. We have no key-man life insurance on the lives of any of our executive officers.

We must successfully acquire or develop additional reserves of oil and gas.

Our future production of oil and gas is highly dependent upon our level of success in acquiring or finding additional reserves. The rate of production from our oil and gas properties generally decreases as reserves are depleted. We may not be able to acquire or develop oil and gas properties economically due to a lack of capital and inability to obtain adequate financing, which may be required to fund prospect generation, drilling operations and property acquisitions. To the extent financing is obtained, it may not be on terms beneficial to us.

Intense competition in the oil and gas exploration and production segment could adversely affect our ability to acquire desirable properties prospective for oil and gas, as well as producing oil and gas properties.

The oil and gas industry is highly competitive. We compete with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and services required to develop and operate properties, and in the marketing of oil and gas to end-users. Many competitors have financial and other resources that are substantially greater than ours, which could in the future make acquisitions of producing properties at economic prices difficult for us. In addition, many larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production, such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations. We also face significant competition in attracting and retaining experienced, capable and technical personnel, including geologists, geophysicists, engineers, landmen and others with experience in the oil and gas industry.

We may be faced with shortages of personnel and equipment, thereby adversely affecting operations and financial results.

Our operations and financial results may be adversely impacted due to difficulties in attracting and retaining qualified and experienced personnel in our oil and gas exploration and production business. Additional personnel are likely to be required in connection with our expansion plans, and the domestic oil and gas industry is currently experiencing significant shortages of qualified personnel in all areas of operations. Similarly, our expansion plans will require access to services and oil field equipment, both of which are currently in short supply.

Volatile oil and natural gas prices could adversely affect our financial condition and results of operations.

Our success will be largely dependent on oil and natural gas prices, which are volatile and have recently been at historically high levels. Any substantial or extended decline in the price of oil and natural gas will have a negative impact on our business operations and future revenues. Moreover, oil and natural gas prices depend on factors that are outside of our control, such as:

•	economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities particularly with respect to oil producers in the Middle East, Nigeria and Venezuela;

•	weather conditions, such as hurricanes, including energy infrastructure disruptions resulting from those conditions;

•	changes in the global oil supply, demand and inventories;

•	changes in domestic natural gas supply, demand and inventories;

•	the price and quantity of foreign imports of oil;

•	the price and availability of liquefied natural gas imports;

•	political conditions in or affecting other oil-producing countries;

•	general economic conditions in the United Stated and worldwide;

•	the interdependence of oil and natural gas and energy trading companies;

•	the level of worldwide oil and natural gas exploration and production activity;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact estimates of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our financial condition, results of operations, liquidity or ability to finance operations and planned capital expenditures.

Industry changes may adversely affect various financial measurements and negatively affect the market price of our common stock.

Although we believe that the Merger will allow us to seek to accelerate growth and increase operating efficiencies, unforeseen costs and industry changes, as listed below, could potentially have an adverse effect on return of capital and earnings per share. Future events and conditions could cause any such changes to be significant, including, among other things, adverse changes in:

•	commodity prices for oil, natural gas and liquid natural gas;

•	reserve levels;

•	operating results;

•	capital expenditure obligations; and

•	production levels.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

Oil and natural gas exploration, drilling and production activities are subject to numerous operating risks including the possibility of:

•	blowouts, fires and explosions;

•	personal injuries and death;

•	uninsured or underinsured losses;

•	unanticipated, abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse; and

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination.

Any of these operating hazards could cause damage to properties, serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages, which could expose us to liabilities. Although we believe that we are adequately insured for replacement costs of our wells and associated equipment, the payment of any of these liabilities could reduce the funds available for exploration, development, and acquisition, or could result in a loss of our properties. Also, as is customary in the oil and gas business, we do not carry business interruption insurance.

The insurance market in general and the energy insurance market in particular have experienced cost increases. It is possible that we will determine not to purchase some insurance because of high insurance premiums. If we incur substantial liabilities and the damages are not fully covered by insurance or are in excess of policy limits, then our business, results of operations and financial condition would likely be materially adversely affected.

We have hurricane associated risks in connection with our operations in the Texas and Louisiana Gulf Coast.

We could be subject to production curtailments resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and gas purchasers, or vendors and suppliers, because a portion of our oil and gas properties are located in or near coastal areas of the Texas and Louisiana Gulf Coast. In August 2005, Hurricane Katrina caused significant damage to the facilities at four of our oil and gas properties located in southeast Louisiana and southeast Texas. These properties accounted for approximately 13% of the former Southern Bay’s oil production in 2005 (approximately 20,000 barrels). In connection to these damages to the facilities at the four properties, .03 net wells were shut in for 250 days, 2.35 net wells were shut in for 381 days, .22 net wells were shut in for 385 days, and .71 net wells commenced production in early 2007 after being shut in since August 25, 2005. Additional wells continue to be phased in. As of March 2008, production from the affected fields was near pre-Hurricane Katrina levels.

The nature of our business and assets may expose us to significant compliance costs and liabilities.

Our operations involving the exploration, production, storage, treatment, and transportation of liquid hydrocarbons, including crude oil, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. Our operations are also subject to laws and regulations relating to protection of the environment, operational safety, and related employee health and safety matters. Compliance with all of these laws and regulations may represent a significant cost of doing business. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties; the imposition of investigatory and remedial liabilities; the issuance of injunctions that may restrict, inhibit or prohibit our operations; or claims of damages to property or persons.

Revisions of oil and gas reserve estimates could adversely affect the trading price of our common stock. Oil and gas reserves and the standardized measure of cash flows represent estimates, which may vary materially over time due to many factors.

The market price of our common stock may be subject to significant decreases due to decreases in estimated reserves and our estimated cash flows. Estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, prevailing operating and development costs and other factors. There are numerous uncertainties and uncontrollable factors inherent in estimating quantities of oil and gas reserves, projecting future rates of production, and timing of development expenditures.

In addition, the estimates of future net cash flows from proved reserves and the present value of proved reserves are based upon various assumptions about prices and costs and future production levels that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of reserves and amount of estimated future net cash flows from estimated oil and gas reserves.

Our hedging activities may prevent us from realizing the benefits in oil or gas price increases.

In an attempt to reduce our sensitivity to oil and gas price volatility, we have, and will likely continue to, enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. In a typical hedge transaction, we may fix the price, a floor or a range, on a portion of our production over a predetermined period of time. It is expected that we will receive from the counter-party to the hedge payment of the excess of the fixed price specified in the hedge contract over a floating price based on a market index, multiplied by the volume of the production hedged. Conversely, if the floating price exceeds the fixed price, we would be required to pay the counter-party such price difference multiplied by the volume of production hedged. There are numerous risks associated with hedging activities such as the risk that reserves are not produced at rates equivalent to the hedged position, and the risk that production and transportation cost assumptions used in determining an acceptable hedge could be substantially different from the actual cost. In addition, the counter-party to the hedge may become unable or unwilling to perform its obligations under hedging contracts, and we could incur a material adverse financial effect if there is any significant non-performance. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains earned by us from oil and gas price increases and may expose us to the risk of financial loss in certain circumstances.

Engaging in hedging activities may prevent us from realizing the benefits of price increases above the levels of the hedges during certain time periods. As of the date of this report, we were a party to five oil hedge contracts and eight natural gas hedge contracts, all of which we have designated as cash flow hedges. These contracts were entered into for the purpose of mitigating the effects of a potential decline in oil and gas prices.

In an attempt to reduce our exposure to interest rate increases, we have also entered into an interest rate swap contract with our bank.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our financial condition and results of operations.

Our success will depend on the results of our exploitation, exploration, development and production activities. Oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, including:

•	shortages of or delays in obtaining equipment and qualified personnel;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	issues associated with property titles; and

•	delays imposed by or resulting from compliance with regulatory requirements.

Existing debt and use of debt financing may adversely affect our business strategy.

We use debt to fund a portion of our acquisition activities and we will likely use debt to fund a portion of our future acquisition activities. Any temporary or sustained inability to service or repay debt will materially adversely affect our results of acquisitions and financial condition and will materially adversely affect our ability to obtain other financing.

On October 16, 2007, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wachovia Bank, National Association, as Administrative Agent, Issuing Bank, Sole Lead Arranger and Sole Bookrunner (the “Lender”) which provides for financing of up to $200.0 million, subject to borrowing base limitations.

The initial borrowing base of the Amended Credit Facility is $110.0 million, which will be reduced to $100 million on September 30, 2008, and it is subject to redetermination on June 1 and December 1 of each year. The amounts borrowed under the Amended Credit Facility bear interest at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.25% or (b) the prime lending rate of Wachovia plus .5% to 1.25%, depending on the amount borrowed. Principal amounts outstanding under the Amended Credit Facility, up to $100 million, are due and payable in full at maturity, October 16, 2010. Any principal balance in excess of $100 million is due and payable at September 30, 2008.

Additional payments due under the Amended Credit Facility, include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.375% to 0.50% per year depending on the amount of borrowing base utilization. We are also required to pay customary letter of credit fees. All of the obligations under the Amended Credit Facility, and the guarantees of those obligations, are secured by substantially all of our assets.

The Amended Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase our capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

In addition, the Amended Credit Facility requires us to maintain certain customary financial ratios. The Amended Credit Facility also contains customary affirmative covenants and defines events of default for facilities of this type. Upon the occurrence and continuance of an event of default, the Lender has the right to accelerate repayment of the loans and exercise its remedies with respect to the collateral.

We are obligated to comply with financial and other covenants in our existing Amended Credit Facility that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.

Our Amended Credit Facility generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the oil and gas properties securing the debt; and

•	restricting our ability to assign or further encumber the properties securing the debt.

In addition, our Amended Credit Facility requires us to maintain financial covenants, including, but not limited to the following:

•	a current ratio of not less than 1.0 to 1.0;

•	a funded debt to EBITDA ratio of not greater than 4.0 to 1.0; and

•

an interest coverage ratio, which is the ratio of the EBITDA for the four most recently completed quarters ending on such date compared to the cash interest payments made for such fiscal quarters, of not less than 3.0 to 1.0.

As of the date of this report, we were in compliance with all such covenants. If we were to breach any of our debt covenants and not cure the breach within any applicable cure period, the Lender could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the properties securing the Amended Credit Facility. Any such properties loss would materially and adversely affect our cash flow and results of operations.

Our properties may be subject to influence by third parties that do not allow us to proceed with planned explorations and expenditures.

We are the operator of a majority of our properties, but for many of our properties we own less than 100% of the working interests. Joint ownership is customary in the oil and gas industry and is generally conducted under the terms of a joint operating agreement (“JOA”), where a single working interest owner is designated as the “operator” of the property. For properties where we own less than 100% of the working interest, whether operated or non-operated, drilling and operating decisions may not be within our sole control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate we might be forced to relinquish our interest through “in-or-out” elections or may be subject to certain non-consent penalties, as provided in a JOA. In-or-out elections may require a joint owner to participate, or forever relinquish its position. Non-consent penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200% to 500% of the non-participating working interest owner’s share of the cost of such operations.

If oil and gas prices decrease or exploration efforts are unsuccessful, we may be required to write- down the capitalized cost of individual oil and gas properties.

A writedown of the capitalized cost of individual oil and gas properties could occur when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved oil and gas reserves, if operating costs or development costs increase over prior estimates, or if exploratory drilling is unsuccessful. A writedown could adversely affect the trading prices of our common stock.

We use the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves are discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All geological and geophysical costs on exploratory prospects are expensed as incurred.

The capitalized costs of our oil and gas properties, on a field-by-field basis, may exceed the estimated future net cash flows of that field. If so, pursuant to generally accepted accounting principles, we are required to record impairment charges to reduce the capitalized costs of each such field to its estimate of the field’s fair market value, even though other fields may have increased in value. Unproved properties are evaluated at the lower of cost or fair market value. These types of charges will reduce earnings and shareholders’ equity.

We periodically assess our properties for impairment based on future estimates of proved and risk-adjusted probable reserves, oil and gas prices, production rates and operating, development and reclamation costs based on operating budget forecasts. Once incurred, an impairment charge cannot be reversed at a later date even if we experience increases in the price of oil or gas, or both, or increases in the amount of its estimated proved reserves.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.

There were 14,703,383 shares of our common stock outstanding as of March 24, 2008.

Members of our management and other affiliates owned approximately 7,322,822 shares of our common stock, representing 49.8% of our outstanding common stock as of March 24, 2008. Sale of a substantial number of these shares would likely have a significant negative affect on the market price of our common stock, particularly if the sales are made over a short period of time. These shares may be sold publicly pursuant to an effective registration statement with the SEC.

If our stockholders, particularly management and their affiliates, sell a large number of shares of our common stock, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our management and affiliates might sell shares of our common stock could depress the market price of those shares.

Recovery of Investments.

We cannot assure that we would recover the costs we incur in acquiring oil and gas properties.

While the acquisition and development of oil and gas properties is based on engineering, geological and geophysical assessments, such data and analysis is inexact and inherently uncertain. There can be no assurance that any properties we acquire will be economically produced or developed. Re-engineering operations pose the risk that anticipated benefits, which may include reserve additions, production rate improvements or lower recurring operating expenses, may not be achieved, or that actual results obtained may not be sufficient to recover investments. Drilling activities, whether exploratory or developmental, are subject to mechanical and geological risks, including the risk that no commercially productive reservoirs will be encountered. Unsuccessful acquisitions, re-engineering or drilling activities could have a material adverse effect on our results of operations and financial condition.

We cannot assure we would be able to achieve continued growth in assets, production or revenues.

Although GeoResources was the legal acquirer, in accordance with generally accepted accounting principles, the Merger was accounted for as a reverse acquisition and, accordingly, the financial information for years prior to 2007 are those of Southern Bay, which commenced operations in September 2004. Our growth since that time, particularly in 2007, may not be indicative of future results. There can be no assurance that we will continue to experience growth in revenues, oil and gas reserves or production. Any future growth in oil and gas reserves, production and operations will place significant demands on us and our management and personnel. Our future performance and profitability will depend in part on our ability to successfully integrate acquired properties into our operations, develop such properties, hire additional personnel and implement necessary enhancements to its management systems. Although management has substantive prior experience, there can be no assurance that we will continue to be successful in our growth strategy.

Compliance with environmental laws and regulations may require us to spend significant resources.

Environmental laws and regulations may: (1) require the acquisition of a permit before well drilling commences; (2) restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; (3) prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and (4) impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations could occur and may result in more stringent and costly requirements which could have a significant impact on our operating costs. In general, under various applicable environmental regulations, we may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. We may also be subject to liability from third parties for civil claims by affected neighbors arising out a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. We believe we are in compliance with applicable environmental and other governmental laws and regulations. There can be no assurance, however, that significant costs for environmental regulatory compliance will not be incurred by us in the future, thereby having an adverse effect on our ability to conduct our business profitably.

Item 2.	Description of Property

Offices

Our principal offices are located at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, where we occupy approximately 14,000 square feet of office space. This office lease provides for gross rent of $220,080 per year and expires on October 31, 2008. Our Northern Region office, consisting of approximately 3,000 square feet, is located at 475 17th Street, Suite 1210, Denver, Colorado 80202. The Denver lease provides for gross rent of $75,540 per year for 2008 and expires on January 31, 2011. We currently expect to renew our office leases upon expiration. Also, we own an 18,000 square foot office building which is located on a one-acre lot in Williston, North Dakota. We use about 9,000 square feet for our operations of the building and rent the remainder to unaffiliated businesses.

Oil and Gas Reserve Information

All of our oil and gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note K to the Consolidated Financial Statements. The estimates are based upon the reports of Cawley, Gillespie & Associates, Inc., an independent petroleum-engineering firm. We have no long-term supply or similar agreements with foreign governments or authorities.

Set forth below is a summary of our oil and gas reserves as of December 31, 2007. All of our reserves are located in the United States. We did not provide any reserve information to any federal agencies in 2007 other than to the SEC.

	In thousands
	Oil (Mbbl)	Gas (Mmcf)	Present Value Discounted at 10% ($M)
Proved developed	8,921	26,427	$317,415
Proved undeveloped	1,823	3,383	64,576

Total	10,744	29,810	$381,991

Oil and Gas Reserve Quantities (in thousands)

	Oil (Mbbl)	Gas (Mmcf)
Proved reserve quantities, January 1, 2007	1,777	4,218
Purchase of minerals-in-place	9,080	27,977
Extensions and discoveries	7	965
Production	(391)	(1,648)
Revision of quantity estimates	271	(1,702)

Proved reserve quantities, December 31, 2007	10,744	29,810

Proved developed reserve quantities:
January 1, 2007	1,591	3,197
December 31, 2007	8,921	26,426

Partnership operations and reserves as of December 31, 2007 (not included above):

The reserve quantities and values shown above do not include our interest in an affiliated partnership. We hold direct working interests in the Giddings Field (discussed further below) and we are also the general partner of a partnership which owns controlling interests in the producing wells and developmental acreage in that field. Our 2% partnership interest reverts to 35.66% when the limited partner realizes a contractually specified rate of return. The following table represents our estimated share of the partnership’s reserves and estimated present value of future net income discounted at 10% ( in thousands of dollars), using SEC guidelines.

	Mbbl	Mmcf	MBOE	PV10%
Proved developed	277	10,154	1,969	$29,056
Proved undeveloped	74	2,927	562	5,535

Total	351	13,081	2,531	$34,591

Net Oil and Gas Production, Average Price and Average Production Cost

The net quantities of oil and gas produced and sold by us for each of the three fiscal years ended December 31, 2007, the average sales price per unit sold and the average production cost per unit are presented below.

	Year Ended December 31,
	2007	2006	2005
Oil Production (Bbls)	391,565	183,823	153,962
Gas production (Mcf)	1,648,423	576,550	559,419
Total production (BOE) *	666,302	279,915	247,198
Average sales price (net of hedging):
Oil per Bbl	$67.20	$54.61	$47.97
Gas per Mcf	$6.19	$6.83	$6.86
Production cost per BOE **	$24.00	$20.37	$17.62

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (6 MCF) of natural gas equal to one barrel of oil equivalent (1 BOE).
**	Average production cost includes lifting costs, remedial workover expenses and production taxes.

Our production is sold primarily to large petroleum purchasers. Due to the quality and location of our crude oil production, we may receive a discount or premium from index prices or “posted” prices in the area. Our gas production is sold primarily to pipelines and/or gas marketers under short-term contracts at prices which are tied to the “spot” market for gas sold in the area.

In 2007, two purchasers accounted for 17% and 14% of our consolidated oil and gas revenues. In 2006, four purchasers accounted for 27%, 18%, 15% and 12% of our consolidated oil and gas revenues. No other single purchaser accounted for 10% or more of oil and gas revenues in 2007 or 2006. There are adequate alternate purchasers of our production such that we believe the loss of one or more of the above purchasers would not have a material adverse effect on our results of operations or cash flows.

Gross and Net Productive Wells

As of December 31, 2007, our total gross and net productive wells were as follows:

Productive Wells *

OIL		GAS		TOTAL
Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
417	285.6	331	158	748	443.6

*

There are no wells with multiple completions. A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractional working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production. Horizontal re-entries of existing wells do not increase a well total above one gross well.

Gross and Net Developed and Undeveloped Acres

As of December 31, 2007, we had total gross and net developed and undeveloped oil and gas leasehold acres as set forth below, except in North Dakota, which reflects additional acreage acquired in connection with active leasing programs. The developed acreage is stated on the basis of spacing units designated by state regulatory authorities.

Leasehold Acreage*

	Developed		Undeveloped
State	Gross	Net	Gross	Net
Texas	103,647	55,294	13,491	1,127
Colorado	11,594	9,667	54,552	34,378
Montana	21,562	20,648	14,330	13,832
N. Dakota	23,154	17,368	33,350	6,669
Alabama	42,480	21,240	—	—
Louisiana	39,758	16,067	1,750	117
All others	12,391	11,231	689	566

TOTAL	254,586	151,515	118,162	56,689

*	Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.

Exploratory Wells and Development Wells

Set forth below for the three years ended December 31, 2007, is information concerning the number of wells we drilled during the years indicated.

	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive or Dry Wells Drilled
Year	Productive	Dry	Productive	Dry
2007	1.97	0.00	4.27	0.00	6.24
2006	0.00	0.20	2.13	0.58	2.91
2005	0.40	0.00	1.60	0.30	2.30

*	This table discusses the GeoResources / Southern Bay results for 2007 and the Southern Bay results for 2006 and 2005.

Present Activities

At March 24, 2008, we had 3 gross (.79 net) wells in the process of drilling.

Supply Contracts or Agreements

We are not obligated to provide a fixed or determinable quantity of oil and gas in the future under any existing contract or agreement, beyond the short-term contracts customary in division orders and off lease marketing arrangements within the industry. We do, however, engage in hedging activities as discussed in Item 6 “Management’s Discussion and Analysis or Plan or Operation.”

Summary of our Producing Properties

Following is a description of our significant producing fields or producing fields we believe have upside exploitation potential. See also “Exploitation and Exploration” below.

Black Warrior Basin Fields — located in Alabama and Mississippi. These properties include several fields with 39 producing wells. Production is from conventional reservoirs consisting of Mississippian-aged sands. Some wells are on rod-pump while the majority of wells flow directly into low pressure gathering systems. The current aggregate gross production rate is 1.3 MMCFD. The majority of the wells are operated by the Company, which has an average working interest of 60% and an average net revenue interest of 46%.

Chittim Field — located in Maverick County, Texas. This field consists of 44 producing wells which produce from the Cretaceous Glen Rose interval. All of the wells flow into a low pressure gathering system at a current aggregate gross rate of 4.8 MMCFPD. The majority of the wells are horizontal producers. The field is operated by the Company, which has an average working interest of 47% and an average net revenue interest of 36%.

Driscoll Field — located in Duval County, Texas. This field consists of 46 producing wells, which produce from the Jackson/Yegua interval. The majority of the field produces with the aid of rod pumps and the current aggregate gross production rate is 155 BOD and 425 MCFPD. The field is operated by the Company, which has an average working interest of 98% and an average net revenue interest of 86%.

Eloi Bay Field complex — located in state waters offshore St. Bernard Parish, Louisiana. The field (including the adjacent Chandler Sound Block 71) is located in 5-10 feet of water. This non-operated field has approximately 50 producing wells on gas lift—all completed in the Miocene section. Current aggregate gross production is 1060 BOPD. The Company’s working interest varies between 12.5% and 50%. Across the field as a whole the average working interest is 46% and the average net revenue interest is 39%.

Frisco and Fordoche Fields — located in Pointe Coupee Parish, Louisiana. These fields consist of 24 producing wells, which produce from the Frio and multiple Wilcox sand intervals. All the wells are on rod-pump or hydraulic lift with an aggregate current gross rate of 279 BOPD. The fields are operated by the Company, which has an average working interest of 70% and an average net revenue interest of 55%.

Giddings Field — located in Brazos, Burleson, Fayette, Grimes, Lee, and Washington Counties, Texas. These properties consist of 65 producing wells, which produce from the Cretaceous Austin Chalk interval. All the wells are horizontal producers utilizing rod pumps, compression and other methods to produce the current aggregate gross rate of 110 BOPD and 37 MMCFPD. The field is operated by the Company, which has an average direct working interest of 6.7% and a net revenue interest of 5.2%. In Grimes County, however, where a majority of production and development is located, the Company has a working interest of 7.2% and average net revenue interest of 5.6%. In addition, the Company is the General Partner of a partnership which owns an average 77% working interest with an average 66% net revenue interest in 39,977 gross (35,391 net) acres. The Company’s 2% partnership interest reverts to 35.66% when the partnership realizes a contractual specified rate of return.

Harris Field — located in Gaines County, Texas. This field consists of six producing wells, which produce from the San Andres interval. The field produces with the aid of rod pumps and the current gross production rate is 67 BOPD. The field is operated by the Company, which has an average working interest of 76% and an average net revenue interest of 57%.

Landa Field — located in Bottineau County, North Dakota. This field consists of 13 producing wells, which produce from the Spearfish and Mississippian Madison intervals. The field is operated by the Company, which an average working interest of 92% and average net revenue interest of 78%. Current gross production is 63 BOPD.

MAK Field — located in Andrews County, Texas. This field is operated by the Company and it consists of 13 producing wells, which produce from the Spraberry interval. The field produces with the aid of rod pumps and the current gross production rate is 145 BOPD and 55 MCFPD from our 91% working interest.

New Mexico Fields — located in Eddy and Lea Counties, New Mexico. This area consists of three fields with 45 producing wells. Production is from the Seven Rivers, Queen, Grayburg and San Andres formations. The wells are on rod pumps and the current aggregate gross production rate is 100 BOPD. The fields are operated by the Company, which has an average working interest of 94% and an average net revenue interest of 76%.

Odem Field — located in San Patricio County, Texas. This field consists of 65 producing wells, which produce from multiple Frio sands. The field produces with the aid of rod pumps, compression and gas lift with the current gross production rate of 160 BOPD and 1.8 MMCFPD. The field is operated by the Company, which has an average working interest of 48% and a net revenue interest of 37%.

Quarantine Bay Field — located in State waters offshore Plaquemines Parish, Louisiana. The field is located in 6-15 feet of water. This non-operated field has approximately 26 producing wells all on gas lift and completed above 10,500 feet. Current field gross production is approximately 1,000 BOPD and 180 MCFPD. The Company’s working interest is 7.0% and an average net revenue interest of 5.2%. However, the Company has a 33% working interest in exploration acreage and rights which are held by production (see “Exploration and Exploitation” discussion below).

Sherman/Wayne Fields — located in Bottineau County, North Dakota. This field consists of 17 producing wells, which produce from the Mississippian Wayne interval. The field is operated by the Company, which has an average working interest of 76% and an average net revenue interest of 64%. The current gross production of the field is 170 BOPD.

St. Martinville Field — located in St. Martin Parish, Louisiana. This field consists of 13 producing wells, which produce from numerous Miocene sand intervals. All the wells are on rod-pump with a current gross rate of 210 BOPD. The field is operated by the Company, which has an average working interest of 97%. The Company owns the majority of the minerals resulting with a net revenue interest of approximately 97%.

Starbuck Field — located in Bottineau County, North Dakota. This field consists of 19 producing wells, which produce from the Mississippian Madison interval. The field is operated by the Company, which has an average working interest of 91% and an average net revenue interest of 78%. The current gross production of the field is 65 BOPD.

Exploration and Exploitation

Our strategy is to build a portfolio of properties that have predictable production profiles to provide a foundation for earnings, cash flows, financing and growth, but also to acquire fields or acreage that we believe have significant development and exploration potential. Further, we intend to expand our acreage and drilling inventory regionally in the vicinity of current holdings. We believe that many of our existing fields have exploitation and exploration potential, much of which is presently defined and scheduled in our 2008 – 2009 $61.5 million capital budget, discussed in Item 6 herein, or is in the process of geological, geophysical and engineering reviews to define leads and substantiate opportunities. The table and discussion below present a broad range of the projects and prospects in various stages of development.

Exploration and Exploitation Acreage. We attempt to establish production operations in areas of interest and expand exploration and exploitation opportunities in those fields and the surrounding areas. Accordingly, we hold acreage positions that, we believe, have additional exploration and development potential including fields held by production and non-producing leasehold acreage. The table below is presented to summarize certain acreage positions associated with exploration and exploitation opportunities. The acreage table is not all inclusive but summarizes the field discussions below.

		Acreage
Field	State	Gross	Net
Black Warrior Basin	AL, MS	42,480	21,240
Chittim	TX	12,822	6,411
Driscoll	TX	12,000	11,760
East Nesson	ND	26,000	3,250
Eloi Bay	LA	8,704	4,352
Harris	TX	160	122
Giddings (1)	TX	48,230	43,911
Landa	ND	1,145	1,070
MAK	TX	3,680	3,348
New Mexico	NM	2,156	1,847
Northeast Landa	ND	758	652
Odem	TX	6,500	3,250
Quarantine Bay (2)	LA	13,956	4,855
RipRap Coulee	MT	2,200	1,100
Roth-Leonard	ND	1,374	1,353
Sherman/Wayne	ND	1,090	967
St. Martinville	LA	1,322	1,282
Starbuck Unit	ND	6,619	6,044

Total		191,196	116,814

Notes

1.	Includes acreage held by GeoResources and its affiliated partnership, see Partnership Reserves and discussion of the Giddings fields included above.
2.	Represents net exploration acreage currently held by shallow production. See discussion below.

Black Warrior Basin Fields — (also discussed above)—We believe upside exists in recompletions to shallower zones and workovers which may include removing dual completion configurations and commingling production. Although production is relatively small and the properties are outside stated core areas, at present we have elected to retain these fields due to the long life nature of the reserves and our acreage position. We believe this acreage, which is held by production, may have additional drilling potential, resulting from a commercially unproven but emerging gas resource play, which is being tested in the basin for Mississippian Floyd and the Devonian Chattanooga Shale formations. The Mississippian Floyd is found between the Mississippian sands that have produced the majority of the basin’s conventional reserves. Several geochemical analyses of the shale indicate potential for gas production. The play is in its early stages and most analyses and results remain confidential. We have 42,480 gross and 21,240 net acres in this basin that is held by production.

Chittim Field — (also discussed above)—We have 12,822 gross acres and 6,411 net acres in this field. Upside in the field includes three proved undeveloped horizontal locations and several probable or possible locations. An emerging play is being tested in the area in the deeper Pearsall formation. Mechanical difficulties in the 1970’s due to over-pressure in producing gas resulted in disappointing production. Since then we acquired the acreage and have successfully developed another interval, the Glen Rose interval, with modern horizontal drilling techniques. The Pearsall formation contains a large amount of gas in the area but it remains an unknown as to commercial production. Several companies have leased or acquired large acreage positions in the area and are currently testing multiple techniques to produce the Pearsall. At least ten wells are being drilled and tested in the play including a well which has been drilled and is testing less than two miles from our acreage. We continue to follow development of this play and are considering a horizontal offset in 2008 to the vertical Pearsall well that produced. We believe horizontal drilling and advanced completion techniques offer the potential to make the Pearsall meaningful to us. We have significant experience in over-pressured horizontal gas plays, as currently being demonstrated in the development in the Giddings Field.

Driscoll Field — (also discussed above)—The field was owned by Conoco for much of its life and little development occurred over the last 20 years. The Company, via the recent acquisition, now has nearly all of the working interest in this field, which holds 12,000 gross and 11,760 net acres. We have initiated a field-wide and regional study, which may result in leasing additional acreage focused on developing new reserves in the field and in proximity thereto.

East Nesson — located in Mountrail County, North Dakota. We have varying working interests ranging from 10% to 15% and net revenue interests ranging from 8.2% to 12.3%, in approximately 26,000 acres. This is a developing Bakken Formation horizontal drilling play at vertical depths of about 9,800 feet. We are participating in an active leasehold acquisition program in cooperation with another Williston Basin operator. The leasehold generally consists of portions of tracts or governmental subdivisions that will become drilling and spacing units. We expect this project to result in a spread of 10-15% working interests in a significant number of wells throughout attractive areas of this particular Bakken play. The estimated drilling costs per well range from $5.0 to $8.0 million depending on horizontal operations. We intend to further increase our acreage position and participating interest as the play develops. The approach of a small interest across a large acreage position allows us to assemble a large database and early understanding of the technical and operational aspects, while our expenditures remain manageable, even if an accelerated multi-well drilling program develops. Then, ultimately, along with drilling and data accumulation, we intend to assemble and develop larger leasehold tracts based upon a better understanding of the play.

Eloi Bay Field Complex — (also discussed above)—The field was destroyed by Hurricane Katrina and production was not reestablished until 2007. Additional upside to the proved production consists of numerous behind-pipe opportunities due to the multiple stacked sand reservoirs along with four proved undeveloped locations, which are above existing production. At present 8,704 gross and 4,352 net acres are held by production. Other operators have had drilling success and established deeper production in the area and we have budgeted funds for the acquisition and reprocessing 3-D seismic over the field and certain surrounding acreage to define prospective opportunities which may exist.

Harris Field — (also discussed above)—This field consists of 160 gross and 122 net acres and is in the early stages of water-flooding with one injector well installed in 2007. Additional capital has been allocated in 2008, pending initial results and further technical analysis.

Giddings Field — (also discussed above)—We and our affiliated partnership control 36,977 gross and 35,391 net acres that are held by production and an additional 11,253 gross and 8,520 net leased acres. This field consists of multiple wells that have the potential for production rate increases through the use of fracture stimulations and nine proved undeveloped horizontal drilling locations. We have implemented a development program and we are actively acquiring additional acreage. Presently we expect to spud a new well every 60-75 days for the next three years. We operate the properties and have an average direct working interest of 6.7% (7.2% in the core development area) and an incremental reversionary interest of 35.66% through our partnership (see “Partnership Reserves” above). We presently are running one drilling rig continuously, and have drilled five successful wells in 2007 and plan to drill five to six wells in 2008. Ten probable well locations are expected to be added, pending successful completion of leasing. We are considering securing another drilling rig to accelerate drilling. In addition, we believe further exploration potential exists. There has been significant exploration activity offsetting our large acreage position in Grimes County, Texas, including a shallow Yegua formation gas discovery which we believe would be prospective to our acreage and justify a 3-D seismic program on appropriate usage, as well as a proposed deep (22,000 feet) test well to the south of our acreage.

Landa Field — (also discussed above)—We hold 1,145 gross and 1,070 net acres in the field. Potential upside consists of results from response to water injection in the adjacent Landa West Madison Unit. This unit has additional potential in reconfiguring its current injection pattern to increase recoveries.

MAK Field — (also discussed above)—We hold 3,680 gross and 3,348 net acres by production. A completed waterflood is in place and production has continued to increase slowly over time. The possibility of drilling infill locations in this existing waterflood is under evaluation with at least one location expected in 2008.

New Mexico Fields — (also discussed above)—We hold 2,156 gross and 1,847 net acres by production. Upside exists in each of the three fields, which are in various stages of waterflood redevelopment. The fields are being studied for additional injection wells and infill producers, which we believe could enhance the waterflood upside.

Northeast Landa Field — located in Bottineau County, North Dakota, the field has produced primarily from the Mission Canyon Formation at depths of approximately 3,070 feet—3,100 feet. We hold 758 gross and 652 net acres. Cumulative primary recovery to date is approximately 725,000 barrels of oil. Six wells remain on production. This secondary recovery potential has been studied and confirmed for the eastern lobe in the Mission Canyon member of the Madison Formation. Upon recognizing the potential and extent of the floodable reservoir, we launched a leasehold and production acquisition effort to enhance our position in the field. This effort has been successful and is continuing. We have commenced unitization plans and a preliminary flood design. We estimate that flood operations will commence in the late summer to fourth quarter of 2008.

Odem Field — (also discussed above)—We hold 6,500 gross and 3,250 net acres by production from multiple Frio sands. We believe numerous proved and non-proved behind-pipe zones exist for recompletion into shallower Frio intervals. We have 3-D seismic data over the properties and have several wells budgeted for 2008 and 2009.

Quarantine Bay Field — (also discussed above)—We hold 13,956 gross and 952 net acres above 10,500 feet and 4,885 net acres below that depth. Upside in this field consists of numerous behind-pipe opportunities due to the multiple stacked sand reservoirs, along with proved undeveloped locations in the section above 10,500 feet. We believe additional shallow non-proved potential exists. We acquired the field for its shallow production and exploitation opportunities and for its significant deeper exploration potential below that depth. A detailed field study is in progress and an initial four shallow recompletions will commence in the first quarter 2008. We have a 33% working interest in the field, with a 24.75% net revenue interest below 10,500 feet. The field was sold by Devon Energy as part of a divestiture program after its merger with Pennzoil. We acquired the field from a successor to Devon who was not focused on offshore operations in South Louisiana. In 2005 the field was destroyed by Hurricane Katrina and production was not reestablished until 2007. In cooperation with the operator, Cox Operating, LLC, we acquired 35 square miles of 3-D seismic data to image and define prospect leads from below 10,500 feet. Schlumberger has been engaged to reprocess the 3-D seismic data and provide interpretative geological and geophysical services. Schlumberger has identified 13 seismically defined prospect leads and further confirmed certain prospect leads we previously identified. Data reprocessing and interpretation is expected to be completed by mid-year 2008, and mapping and interpretation will continue thereafter. We anticipate this will result in identification of additional prospects and better definition of prospect leads.

RipRap Coulee Field — This is a Bakken Shale play in eastern Montana. This involves horizontal drilling at vertical depths of about 10,000 feet. Currently we own 2,200 gross and 1,100 net leasehold acres in this prospect. The other 50% owner operates the prospect and is actively drilling and scheduling wells in and around these blocks.

Roth-Leonard Fields — located in Bottineau County, North Dakota. These fields produce from the same Mississippian Madison stratigraphic porosity as the Sherman and Wayne Fields and have similar water production and pressure histories indicating that they are also horizontal infill drilling candidates (see “Sherman/Wayne Fields” below). We hold 1,374 gross (1,353 net) acres. An infill horizontal test well at Roth is budgeted for the fourth quarter of 2008. We have a 100% working interest and 84.9% net revenue interest.

Sherman/Wayne Fields — (also discussed above)—We hold 1,090 gross (967 net) acres and operate the field. All of the wells are on rod pump with five of the wells being horizontal producers. Upside in this field consists of four proved undeveloped horizontal infill locations. We expect to drill two development wells in the first half of 2008.

St. Martinville Field — (also discussed above)—The field has produced over 14 million barrels of oil at depths ranging from 3,000 feet to 9,500 feet since its discovery several decades ago, and has not been evaluated with a modern 3-D survey. We hold 1,322 gross (1,283 net) acres in the field. A successful well was drilled in late 2005 to a depth of 4,700 feet that initially flowed over 100 BOPD, is still producing 30 BOPD and has several behind-pipe zones. One additional well is presently budgeted. We intend to shoot a 3-D seismic survey in 2008.

Starbuck Field — (also discussed above)—The field was unitized effective November 1, 2007, and includes 6,619 gross acres and 6,044 net acres. We immediately began our waterflood installation and have a 91.31% working interest and 77.61% net revenue interest. Phase one, including four injection wells, water plant and flow lines, is substantially complete and initial water injection is underway. Additional drilling will occur later as the waterflood begins to respond. The flood design includes two productive zones, the Midale (Mississippian Charles) and the Berentson (Mississippian Charles B-1) zone, which are being flooded separately. The Starbuck Midale has produced 584,000 barrels of oil and the Berentson has produced 754,000 barrels on primary recovery, for total field production of 1,338,000 barrels of oil. Fourteen wells are still producing. The flood installation has been designed to capture and accelerate recovery of existing primary reserves, as well as capture incremental water flood reserves.

Title to Properties

It is customary in the oil and gas industry to make a limited review of title to undeveloped oil and gas leases at the time they are acquired. It is also customary to obtain more extensive title examinations prior to the commencement of drilling operations on undeveloped leases or prior to the acquisition of producing oil and gas properties. With respect to the future acquisition of both undeveloped and proved properties, we plan to conduct title examinations on such properties in a manner consistent with industry and banking practices. We have obtained title opinions, title reports or otherwise conducted title investigations covering substantially all of our producing properties and believe we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, overriding royalty interests, and other burdens which we believe do not materially interfere with the use or affect the value of such properties. Substantially all of our oil and gas properties are and may continue to be mortgaged to secure borrowings under bank credit facilities (see Item 6. “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” – Liquidity and Capital Resources).

Item 3.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material pending legal proceedings. We know of no material legal proceedings contemplated or threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of the Company was held on November 6, 2007. The items of business noticed and transacted at the meeting were:

1. The election of seven nominees to serve on our board of directors and until our next annual meeting of stockholders.

The vote tabulation with respect to each nominee was as follows:

	Shares Voted For	Shares Withheld
Frank A. Lodzinski	13,775,849	77,678
Collis P. Chandler, III	13,775,649	77,878
Christopher W. Hunt	13,781,149	72,378
Jay F. Joliat	13,781,349	72,178
Scott R. Stevens	13,773,349	80,178
Michael A. Vlasic	13,767,849	85,678
Nick L. Voller	13,773,649	79,878

Each nominee was elected to continue to serve on our board of directors. There were no solicitations in opposition to the nominees.

2. To approve an amendment to Article IX of our Articles of Incorporation to eliminate cumulative voting in the election of directors;

Votes:
For: 11,515,449
Against: 315,811
Abstain: 14,069

3. To approve an amendment to our Articles of Incorporation to reduce voting requirements of shareholders in certain matters required by the Colorado Business Corporation Act, from a two-thirds vote of the outstanding voting shares to a majority vote of the outstanding shares;

Votes:
For: 11,634,200
Against: 204,701
Abstain: 6,428

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the Symbol “GEOI.” The following table sets forth for the period indicated the low and high trade prices for our common stock as reported by the Nasdaq Capital Market. These trade prices may represent prices between dealers and do not include retail markups, markdowns or commissions.

	High	Low
2007
Fourth Quarter	$9.68	$6.62
Third Quarter	$7.13	$5.60
Second Quarter	$7.64	$6.01
First Quarter	$6.97	$5.40

2006
Fourth Quarter	$7.34	$5.26
Third Quarter	$9.29	$5.26
Second Quarter	$12.79	$6.90
First Quarter	$14.69	$8.16

As of March 24, 2008, there were approximately 670 holders of record of our common stock. We believe that there are also approximately 700 additional beneficial owners of our common stock held in “street name”.

Dividend Policy

Amounts shown in our historical financial statements as stockholder distributions in 2006 and 2007 are comprised of distributions by Southern Bay to its partners.

We have never paid dividends on our common stock and do not intend to pay a dividend in the foreseeable future. Furthermore, certain of our financing agreements restrict the payment of cash dividends. The payment of future dividends on common stock, if any, will be reviewed periodically by our Board of Directors and will depend upon, among other things, our financial condition, funds available from operations, the amount of anticipated capital and other expenditures, our future business prospects and any restrictions imposed by our present or future bank credit arrangements.

Equity Compensation Plan Information

The following sets forth information as of March 24, 2008, concerning our compensation plan under which shares of our common stock are authorized for issuance.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:

1993 Employees’ Incentive Stock Option Plan*	85,208	$2.34	-0-

Amended and Restated 2004 Employees’ Stock Incentive Plan	2,000,000	$8.92	1,245,000

Equity compensation plans not approved by security holders:	N/A	N/A	N/A

*	The term of this plan expired on February 17, 2003 and no further options may be granted under the plan.

In 2007, employee options exercised totaled 35,208 shares at $2.37 and 40,500 shares at $2.31.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto reflected in the index to consolidated financial statements in this report.

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties. Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by the forward-looking statements.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in production volumes; our assumptions about oil and gas prices, operating costs and production; our ability to achieve growth in assets and revenues; worldwide supply and demand, which affect commodity prices for oil; the timing and extent of our success in discovering, acquiring, developing and producing oil, and natural gas reserves; risks inherent in the operation of oil and natural gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets. See also “Risk Factors” in Item 1 of this report for factors that could cause results to differ materially from forward-looking statements.

Critical Accounting Polices and Estimates

General. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including evaluations of any allowance for doubtful accounts and impairment of long-lived assets. Management bases its estimates on historical experience and various other assumptions it believes to be reasonable under the circumstances. The results of these evaluations form a basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, our management believes that its estimates are reasonable, given currently available information. The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas operations. Under this method, costs to acquire oil and gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells, geological, geophysical as well as cost of carrying and retaining unproved properties, are charged to operations as incurred. Depreciation, depletion and amortization (“DD&A”) of the capitalized costs associated with proved oil and gas properties are computed using the unit-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively, as estimated by independent petroleum engineers.

Oil and gas properties are periodically assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on expected future cash flows using discount rates commensurate with the risks involved, using prices and costs consistent with those used for internal decision making. Long-lived assets committed by management for disposal are accounted for at the lower of cost or fair value, less cost to sell. We recognized impairments of $184,250 for the year ended December 31, 2006 and none in 2007.

Merger – Change in Management, Control and Business Strategy

As discussed elsewhere in this report, we underwent a substantial change in ownership, management, voting control, assets and business strategy as a result of the acquisition of Southern Bay and Chandler (via the Merger) and a purchase of working interests in a Chandler-operated project, pursuant to a definitive Agreement and Plan of Merger dated September 14, 2006. For financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources, Inc. by Southern Bay. The historical Consolidated Financial Statements in this report are those of Southern Bay, back to its inception in 2004, and the discussion below relates to Southern Bay, and reflects the acquisition of the net assets of GeoResources, Chandler and certain Chandler-associated properties at fair value, using the purchase method of accounting for business combinations, on April 17, 2007, as required by generally accepted accounting principles (“GAAP”).

General

We are an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities. As further discussed in this report, future growth in assets, earnings, cash flows and share values will be dependent upon our ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs.

We continue to implement our business strategy to acquire, discover and develop oil and gas reserves and achieve continued growth. Management continues to focus on reducing operating and administrative costs on a per unit basis. In addition, we have attempted to mitigate downward price volatility by the use of commodity price hedging. The current high price environment for oil and natural gas is unprecedented, and management cannot predict that these historically high prices will be available during the life of our current business plan. Following is a brief outline of our current plans:

(1)	Acquire oil and gas properties with significant producing reserves and development and exploration potential.

(2)	Solicit industry partners in acquisitions, on a promoted basis, if able, in order to diversify, reduce average cost and generate operating fees.

(3)	Implement re-engineering and development programs within existing fields.

(4)	Pursue exploration projects and increase direct participation in projects over time. Solicit industry partners, on a promoted basis, for internally generated projects.

(5)

Selectively divest assets to upgrade our producing property portfolio and to lower corporate wide “per-unit” operating and administrative costs, and focus on existing fields and new projects with greater development and exploitation potential.

(6)	Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis.

(7)	Obtain additional capital through the issuance of equity securities and/or through debt financing.

While the impact and success of our corporate plans cannot be predicted with accuracy, our goal is to replace production and further increase our reserve base at an acquisition or finding cost that will yield attractive rates of return.

In addition to our fundamental business strategy, we intend to actively pursue corporate acquisitions and mergers. Management believes that opportunities may become available to acquire corporate entities or otherwise effect business combinations. We intend to consider any such opportunities which may become available and are beneficial to stockholders. The primary financial considerations in the evaluation of any such potential transactions include, but are not limited to: (1) the ability of small capitalization oil and gas companies to gain recognition and favor in the public markets, (2) share appreciation potential, (3) shareholder liquidity, and (4) capital formation and cost of capital to effect growth.

Recent Property Acquisitions

As more fully discussed in Note B to the consolidated financial statements in this report, on October 16, 2007, we acquired the limited partnership interest in an affiliated limited partnership from a non-affiliated limited partner for $91.1 million (the “AROC Acquisition”). This limited partnership held oil and gas property interests in Louisiana, the Gulf Coast, South Texas, the Permian Basin and Black Warrior Basin. We have dissolved the partnership and integrated the oil and gas properties into our operations. As part of our ongoing property review, we intend to divest certain producing properties that long-term do not meet our objectives.

In February 2007, we acquired properties located in the Giddings Field of the Austin Chalk trend of Texas. In conjunction with this acquisition, a partnership was formed with a large institutional investor as the sole limited partner. A wholly-owned subsidiary of ours acquired both a direct 8% working interest and a 2% general partner interest in this partnership. Our share of the acquisition purchase price of $82 million was $6.6 million, and our general partner contribution was $1.6 million. These amounts were funded with additional capital contributions of $5 million from former Southern Bay partners and borrowings under our bank credit agreement.

Results of Operations

Year ended December 31, 2007, compared to the year ended December 31, 2006

We recorded net income of $3,069,377 and $4,247,104 for the years ended December 31, 2007, and 2006, respectively. The $1,177,727 decrease in net income resulted primarily from the following factors:

Net amount contributing to increase (decrease) in net income
(000’s)
Oil and gas sales	$22,540
Lease operating and workover expenses	(8,274)
Exploration expense	405
Production taxes	(1,814)
General and administrative expenses (“G&A”)	(3,708)
Depletion, depreciation and amortization expense (“DD&A”)	(3,941)
Net interest income (expense)	(1,057)
Hedge ineffectiveness	(680)
Other income—net	198

Income before income taxes	3,669
Provision for income taxes	(4,847)

Net income	$(1,178)

The following discussion applies to the above changes.

Net revenues from oil and gas sales increased $22,540,000, or 161%. Properties acquired in the AROC Acquisition accounted for $11,043,000 of this increase and the Merger accounted for $8,066,000 the increase. Higher product prices, as well as the acquisition and development of properties during the year accounted for the remaining increase of $3,431,000. Properties acquired in the AROC Acquisition accounted for increased production of approximately 374,000 Mcf of gas and approximately 91,000 barrels of oil. Properties acquired in the Merger accounted for increased production of approximately 244,000 Mcf of gas and approximately 105,000 barrels of oil. Price and production comparisons are set forth in the following table.

	Year Ended December 31,		Percent Increase (Decrease)
	2007	2006
Gas Production (MMcf)	1,648	577	185.6%
Oil Production (MBbls)	392	184	113.0%
Barrel of oil equivalent (MBOE)	667	280	138.2%
Average Price Gas (per Mcf)	$6.19	$6.83	(9.4)%
Average Price Oil (per Bbl)	$67.20	$54.61	23.1%
Average Price per BOE	$54.74	$49.92	9.7%

Lease operating expenses and workover costs increased $8,274,000 or 183%. This increase was due primarily to properties acquired in the AROC Acquisition and properties acquired in the Merger. On a unit-of-production basis, BOE costs increased 18%. The dollar increase was a result of the acquisition and development of oil and gas properties in 2007 and a high demand for personnel, materials, services and rigs caused by high commodity prices. On a BOE basis, production volumes increased 138%. Accordingly, lease operating expenses increased primarily as a result of additional production volumes attributable primarily to the AROC Acquisition and to the Merger. Production taxes increased by $1,814,000 or 170%, due to increased production volumes and increased revenues.

Exploration costs were $153,125 for the year ended December 31, 2007, and $558,000 for the year ended December 31, 2006. We drilled two unsuccessful exploratory wells in 2006 and none in 2007, but we spent $153,000 for geological and geophysical data in 2007.

General and administrative costs increased $3,708,000 due primarily to non-recurring costs associated with the Merger and consulting fees associated with compliance with the Sarbanes-Oxley Act, as well as to overall business expansion related to the Merger. Expenses associated with the Merger included bonus and stock-based compensation totaling $524,000, legal, accounting and proxy services of $295,000; and NASDAQ listing fees of $95,000 for entry into the National Global Market. In 2007 we also incurred fees and costs of $264,000 in connection with readiness for Sarbanes-Oxley Act compliance.

The increase in DD&A expense attributable to the properties acquired in the Merger was $1,215,000. The remaining increase of $2,726,000 was due to the AROC Acquisition, as well as to property acquisitions by Southern Bay prior to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $1,628,000 due to higher debt levels in 2007. In October 2007, we borrowed $96 million to acquire the limited partner interest in the AROC Acquisition. Interest on that debt was $1,436,000 in 2007. Interest income increased $571,000 due to larger invested cash balances in 2007, as well as to interest on notes receivable arising from the sale of non-core properties and equipment in 2007.

For 2007, loss from hedge ineffectiveness was $287,000 compared to a gain of $393,000 for 2006. This difference of $680,000 resulted from an increase in the liability associated with the mark-to-market valuation of our hedge contracts. This increase was due to additional hedging in the fourth quarter of 2007, as well as to higher product prices in 2007 and continuing into 2008.

Other income, net of other expense, increased by $199,000. This increase was due to higher property operating income in 2007, partially offset by non-recurring income in 2006 resulting from reductions in contingent liabilities and allowance for bad debts.

Income tax expense for 2007 was $4,880,000 compared to $33,000 for 2006. As previously stated, the 2006 consolidated financial statements as presented herein are those of Southern Bay, which, as a partnership, was generally not subject to federal and state income taxes. The small amount reflected as income tax expense for 2006 represents a Texas margin tax which was calculated using gross revenue less certain deductions and was further reduced to reflect the percent of business derived from Texas. This tax is required by GAAP to be accounted for as an income tax at the entity level. In addition, deferred income tax expense for 2007 included a non-recurring charge of $2,214,000. GAAP requires that when an entity’s tax status changes from non-taxable to taxable, the deferred taxes related to differences in the GAAP basis of net assets and their tax basis be recognized in the period of that change in status. This is not a recurring item.

Impact of Property Acquisitions and Development

We anticipate acquisitions and development of oil and gas properties in 2007 will increase revenues by approximately $29 million in 2008 and net cash flows from our properties by approximately $19 million compared to 2007, based solely on estimated production from proved producing reserves. Also, these estimates assume the average prices of $67.20 per barrel and $6.19 per mcf realized in 2007 will be realized in 2008 and further assume a reduction of approximately $1.67 per BOE in total Company operating expense (from $16.21 to $14.54 per BOE). The projected reduction in per BOE operating expenses is anticipated due to planned, re-engineering and development activities, as well as cost-containment efforts. However, there is no assurance that these projected savings can be achieved. These estimates are exclusive of any projected cash flows from additional development, drilling activities and planned divestitures. Our production estimates are based on independent reserve reports prepared by third parties in connection with required year-end reporting and our planned activities. We caution readers that any combination of decreases in prices received for our produced oil and natural gas, production declines below those anticipated in our reserve reports and other unanticipated expenses could materially reduce our anticipated cash flows.

In connection with our oil and gas property acquisitions, we generally implement a capital expenditures program, which we refer to as “re-engineering activities,” designed to increase production or arrest natural or mechanical production declines, as well as lower recurring expenses. Thereafter, we conduct detailed field studies designed to isolate development and exploration opportunities, if any. We have identified numerous projects in our existing property portfolio related to proved behind-pipe and undeveloped reserves and expect to define additional development and exploratory potential. No assurance can be given, however, that we will be able to successfully and economically develop additional reserves.

Impact of Changing Prices and Costs

Our revenues and the carrying value of our oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. For example, oil prices increased appreciably during 2007 compared to 2006. Average realized oil prices of $67.20 per Bbl for 2007, were 23% higher than in 2006. Also, our average realized prices for 2007 were affected by hedging activities described below.

Hedging Activities

In an attempt to reduce our sensitivity to oil and gas price volatility and secure favorable debt financing, we have and will likely continue to enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. We believe our hedging strategy should result in greater predictability of internally generated funds, which in turn can be dedicated to capital development projects and corporate obligations. The following is a summary of our oil and gas hedge contracts as of December 31, 2007.

	Total Volume	Floor Price	Ceiling/Swap Price Per Bbl/Mmbtu
Crude Oil Contracts (Bbls.):
Swap Contracts:
2008	26,167		$80.19
2009	30,667		$76.00
2010	26,833		$74.71
2011	23,500		$74.37

Costless collar contracts:
2008	120,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap Contracts:
2009	779,268		$4.79
2009	427,200		$5.61
Costless collar contracts:
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45
2008	136,420	$7.00	$9.80
2009	22,960	$7.00	$10.75
2010	107,250	$7.00	$9.90
2011	89,920	$7.00	$9.20

The fair market value of these hedge contracts at December 31, 2007 was a liability of $20,969,363, of which $6,050,740 was classified as a current liability and $14,918,623 was classified as a long-term liability. Realized hedge settlements included in oil and gas revenues were costs of $2,910,364 and $1,806,998 for the years ended December 31, 2007, and 2006, respectively. We recognized a loss of $286,932 and a gain of $392,918 due to ineffectiveness on these hedge contracts during the years ended December 31, 2007, and 2006, respectively.

In connection with the recent borrowing from our bank in connection with the AROC Acquisition, we also entered into a two-year interest rate swap contract on $50 million of this debt, to protect us against interest rate increases. The value of this hedge at December 31, 2007, was a liability of $276,797, of which $33,650 is classified as a current liability and $243,147 as a noncurrent liability.

We do not engage in speculative trading activities and do not hedge all available or anticipated quantities of our production or all of our debt. In implementing our hedging strategy we seek to:

(1)	Effectively manage cash flow to minimize price volatility and generate internal funds available for capital development projects and additional acquisitions;

(2)	Ensure our ability to support our exploration activities as well as administrative and debt service obligations; and

(3)	Allow certain quantities to float, particularly in months with historically increased price potential.

We believe that speculation and trading activities are inappropriate for us, but also that management of realized prices is a necessary part of our strategy.

Administrative and Operating Costs

On an ongoing basis we focus on cost-containment efforts related to administrative and operating costs. However, we must continue to attract and retain competent management, technical and administrative personnel to successfully pursue our business strategy and fulfill our contractual obligations.

Liquidity and Capital Resources

We expect to finance our future acquisition, development and exploration activities through working capital, cash flow from operating activities, our bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional securities. In addition, we may subsidize drilling activities through the sale of participations to industry or institutional partners on a promoted basis, whereby we may earn working interests in reserves and production greater than proportionate capital cost. Financing activities in 2007 resulted in a net increase of debt in the amount of $91.0 million as follows:

	December 31,
	2007	2006
	(Millions)
Balances Outstanding, beginning of year	$5.0	$0.1
Borrowings	99.0	7.0
Assumption of debt in Merger	1.8	—
Repayment of debt	(9.8)	(2.1)

Balance outstanding, end of year	$96.0	$5.0

Credit Facility

At December 31, 2007, we had a $109 million borrowing base, with available borrowing capacity of $13.6 million, in accordance with our revolving credit agreement with our bank. The borrowing base is redetermined on June 1 and December 1 of each year.

Cash Flows From Operating Activities

For 2007, our net cash provided by operating activities was $20.9 million, up $11.7 million from 2006. This increase was directly attributable to the increases in production resulting from acquisition and development activities and increases in oil and gas prices, partially offset by increased general and administrative expense associated with the Merger and operating a larger company. As indicated above, we expect recent acquisitions and development activities to significantly increase cash provided by operating activities in 2008, assuming commodity prices do not decrease substantially.

Cash Flow from Investing Activities

Cash applied to oil and gas capital expenditures for 2007 and 2006 was $110.1 million and $14.7 million, respectively. In 2007, we also realized cash of $2.4 million from the sale of non-core properties. In 2007, we invested $1.6 million in a newly formed oil and gas limited partnership for which we are the general partner. We expect to spend approximately $61.5 million in capital expenditures in the 24 months ending December 31, 2009, and currently expect to fund such expenditures out of cash flow.

During 2008, we will incur certain capital expenditures related to our existing portfolio of properties for re-engineering activities (surface and down-hole), restoring shut-in wells to production and recompletions. In addition, we expect to drill certain development wells in existing fields. We also expect to make additional capital expenditures during 2008 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. We will continue our practice of soliciting partners, on a promoted basis, for higher risk projects.

Cash flows From Financing Activities

For the year ended December 31, 2007, financing activities provided cash of $107.2 million. Additional equity capital, net of distributions, accounted for a net increase of $19.5 million and a net increase in long-term debt provided cash of $89.2 million. Debt acquisition costs required $1.4 million.

2008-2009 Capital Budget

Based solely on our existing portfolio of properties and projects, we presently expect to incur the following capital expenditures during 2008 and 2009:

($ Millions)
Southern District:
Austin Chalk drilling and development (1) (2)	$7.2
Other development drilling (2)	2.8
Waterflood expansion	1.3
Exploratory drilling (3)	7.8
Re-engineering (4)	3.2
Acreage, seismic and other (5)	3.5
Northern District:
Horizontal development drilling (2) (6)	11.8
Other development drilling	1.7
Waterflood and associated drilling	9.7
Bakken Shale drilling (7)	9.0
Re-engineering (4)	1.0
Acreage, seismic and other (5)	2.5

Total (8)	$61.5

Notes:

1)

Continuation of ongoing horizontal drilling and development program with an affiliated institutional partnership. The program includes ten scheduled wells with one drilling rig with certain other recompletion and frac expenditures intended to further increase production in producing wells.

2)	Includes both proved undeveloped and non-proved reserve potential.
3)	Principally South Louisiana and Gulf Coast Texas.
4)

Includes activities related to existing fields intended to enhance production and lower operating expenses. These expenditures include flowlines, facilities, compression, down-hole lift methods, recompletions and side-track drilling. The Company currently has 70 such projects including multiple wells within ten fields budgeted for 2008.

5)	Initial funds allocated for further expansion of acreage and prospect inventory.
6)	Includes eight horizontal development wells within existing fields where the Company has interests ranging from 66%—100%.
7)

Includes ten wells where the Company’s working interest is 10.5% and one well with a 5.25 % interest. Also includes three wells where the Company’s working interest is less than 1% but where, in the opinion of management, such participation should provide valuable technical data related to the drilling operations and reservoir characteristics. Also includes one Bakken Shale test in Montana where the Company presently holds a 50% working interest.

8)

In summary, the Company’s current scheduled drilling activities include diversified opportunities intended to develop reserves and increase production. The current budget includes: i) 29 wells which have assigned proved undeveloped reserves and the potential for the development of non-proved reserves; ii) 10 wells which do not have proved reserves assigned but have the potential of developing a resource gas play in Colorado; iii) two potentially high impact exploratory wells at Quarantine Bay, Plaquemines Parish, Louisiana; iv) 15 Bakken Shale wells; and v) one well intended to test an emerging shale play in the Company’s Northern Region.

The budget, as well as the timing of expenditures, is subject to change as we re-evaluate alternative projects in connection with our recent major acquisition and further expand our portfolio. We expect that the majority of expenditures will occur during 2008, but certain projects may extend into 2009, specifically including acreage acquisition, projected waterflood and horizontal drilling projects. This budget may be accelerated pending drilling and service rig availability and adequate staffing to effectively manage activities and control costs. In addition, certain expenditures may be deferred in favor of new opportunities.

We believe projected expenditures will result in increased production, cash flows and reserve value and will further expose us to potential upside from exploration. We further believe any deferral of certain projects will not result in any material losses. Should we be unable to acquire new properties, capital expenditures associated with existing properties could be increased.

New Accounting Standards

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement is effective for fiscal years beginning after September 15, 2006. Management believes the adoption of this statement will have no impact on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The Company will adopt SFAS No. 157 on January 1, 2008 and does not anticipate it will have a material impact on its Consolidated Financial Statements. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements as fair value on a recurring basis.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Item 7.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A(T).	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have implemented, or caused to be implemented, the Company’s disclosure controls and procedures to ensure that material information relating to the Company is communicated adequately to our Chief Executive Officer and our Chief Financial Officer through the end of the reporting period addressed by this report. As of the end of the reporting period reflected herein, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company’s objectives, the Company intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Information concerning our executive officers and directors is set forth below.

Name	Age	Position(s) with The Company	Director/ Officer Since
Frank A. Lodzinski	58	President, Chief Executive Officer	2007
		and Director (1)

Collis P. Chandler, III	38	Executive Vice President and Chief	2007
		Operating Officer Northern Region
		and Director (1)

Francis M. Mury	56	Executive Vice President and Chief	2007
		Operating Officer Southern Region

Robert J. Anderson	44	Vice President, Business Development,	2007
		Acquisitions and Divestitures

Howard E. Ehler	63	Vice President and Chief Financial	2007
		Officer

Christopher W. Hunt	39	Director (2) (3) (4)	2007

Jay F. Joliat	51	Director (2) (3) (4)	2007

Scott R. Stevens	34	Director (1) (3) (4)	2007

Michael A. Vlasic	47	Director (1)	2007

Nick L. Voller	55	Director (5)	2004

Notes

(1)	Member of the Executive Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Compensation Committee.
(5)	Member of the Audit Committee since 2004.

Frank A. Lodzinski has been President, Chief Executive Officer and Director of the Company since the Merger on April 17, 2007. He has over 35 years of oil and gas industry experience. In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties. Certain partnerships were exchanged for common shares of Hampton Resources Corporation (“Hampton”) in 1992, which Mr. Lodzinski joined as a director and President. Hampton was sold in 1995 to Bellwether Exploration Company for $35 million. In 1996, he formed Cliffwood Oil & Gas Corp. (“Cliffwood”) and in 1997, Cliffwood shareholders acquired controlling interests in Texoil, Inc. In 2001, Texoil, Inc. was sold to Ocean Energy, Inc. for $135 million. In 2001, Mr. Lodzinski was appointed CEO and President of AROC Inc. to direct the restructuring and ultimate liquidation of that company. In 2003, AROC Inc. completed a $71 million monetization of oil and gas assets with an institutional investor and began a plan of liquidation in 2004. As part of that liquidation, Mr. Lodzinski was responsible for and oversaw petitions for liquidation under Federal bankruptcy laws, of two AROC Inc. subsidiaries, Latex Petroleum Corporation, an Oklahoma corporation, and Source Petroleum Inc., a Louisiana corporation. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the General Partner of Southern Bay, which acquired the residual assets of AROC, Inc., and he has served as President of Southern Bay Energy LLC since its formation. He is a certified public accountant and holds a BSBA Degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

Collis P. Chandler, III has been Executive Vice President and Chief Operating Officer Northern Region and Director of the Company since the Merger on April 17, 2007. He has been President and sole owner of Chandler Energy, LLC since its inception in July 2000. From 1988 to July 2000, Mr. Chandler served as Vice President of The Chandler Company, a privately-held exploration company operating primarily in the Rocky Mountains. His responsibilities over the 12-year period included involvement in exploration, prospect generation, acquisition, structure and promotion as well as direct responsibility for all land functions including contract compliance, lease acquisition and administration. Mr. Chandler received a Bachelor of Science Degree from the University of Colorado, Boulder, in 1992.

Francis M. Mury has been Executive Vice President and Chief Operating Officer Southern Region of the Company since the Merger on April 17, 2007. He has been active in the oil and gas industry since 1974. He was employed by AROC Inc. as Executive Vice President from May 2001 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Executive Vice President. Mr. Mury worked for Texaco, Inc. from July 1974 through March 1979, ending his tenure there as a petroleum field engineer. From April 1979 through December 1985, he worked for Wainoco Oil & Gas as a production engineer and drilling superintendent. From January 1986 to November 1989 he worked for Diasu Oil & Gas as an operations manager. He has worked with Mr. Lodzinski since 1989, including at Hampton Resources Corporation, where he served as Vice President – Operations from January 1992 through May 1995, and Texoil, Inc. where he served as Executive Vice President from November 1997 through February 2001. His experience extends to all facets of petroleum engineering, including reservoir engineering, drilling and production operations and further into petroleum economics, geology, geophysics, land and joint operations. Geographical areas of experience include the Gulf Coast (offshore and onshore), East and West Texas, Mid-Continent, Florida, New Mexico, Oklahoma, Wyoming, Pennsylvania and Michigan. Mr. Mury received a degree in Computer Science (1974) from Nicholls State University, Thibodeaux, Louisiana.

Robert J. Anderson has been Vice President, Business Development, Acquisitions and Divestitures of the Company since the Merger on April 17, 2007. He is a Petroleum Engineer with 19 years of diversified domestic and international experience with both major oil companies (ARCO International/Vastar Resources) and independent oil companies (Hunt Oil/Huguton Energy/Anadarko Petroleum). From

October 2000 through February 2004, he was employed by Anadarko Petroleum Corporation as a petroleum engineer. From March 2004 through December 2004 he was employed by AROC Inc. as Vice President, Acquisitions and Divestitures. He joined Southern Bay Energy, LLC in January 2005 as Vice President, Acquisitions and Divestitures. His professional experience includes acquisition evaluation, reservoir and production engineering and field development, and project economics, budgeting and planning. Mr. Anderson’s domestic acquisition and divestiture experiences include the Gulf Coast of Texas and Louisiana (offshore and onshore), east and west Texas, north Louisiana, Mid-Continent and the Rockies. His international experience includes Canada, South America and Russia. He has an undergraduate degree in Petroleum Engineering from the University of Wyoming (1986) and also holds an MBA, Corporate Finance, from the University of Denver (1988).

Howard E. Ehler has been Vice President and Chief Financial Officer of the Company since the Merger on April 17, 2007. He was employed as Vice President and Chief Financial Officer of AROC Inc. from May 2001 through December 2004. Since January 2005, Mr. Ehler has been employed by Southern Bay Energy, LLC as Vice President and Chief Financial Officer. He previously served as Vice President of Finance and Chief Financial Officer for Midland Resources, Inc. from March 1997 through October 1998. From November 1999 through April 2001 he performed independent accounting and auditing services in oil and gas as a sole practitioner in public accounting. He was employed in public accounting with various firms for over 21 years, including practice with Grant Thornton, where he was admitted to the partnership. He has substantive experience in oil and gas banking, finance, accounting and reporting. In addition, his experience includes partnership administration, tax, budgets and forecasts and cash management. Mr. Ehler holds an Accounting Degree from Texas Tech University (1966) and has been a certified public accountant since 1970.

Christopher W. Hunt has been a Director of the Company since the Merger on April 17, 2007. He has been a founder and president of Knightsbridge Capital, LLC, a private investment firm in Denver, Colorado, since 2002. Prior to founding Knightsbridge Capital, Mr. Hunt served as a vice president at the Anschutz Corporation, from 1997 to 2001, where he provided financial, investment and merger and acquisition services for that company’s investment portfolio and served in the Denver and London, England, offices. Previously, Mr. Hunt served in the private investment group of Bechtel Enterprises in San Francisco, California, from 1996 to 1997. Mr. Hunt holds a Bachelor’s Degree from Yale University (1990) and a Master’s Degree in Business from the J. L. Kellogg School of Management at Northwestern University (1995).

Jay F. Joliat has been a Director of the Company since the Merger on April 17, 2007. He has, for more than the past five years, been an independent investor and developer in commercial, industrial and garden style apartment real estate and development, residential home building, restaurant ownership and management, as well as venture private equity in generic pharmaceuticals, medical devices and oil and gas. He previously formed and managed his own investment management company early in his career and was formerly employed by E. F. Hutton and Dean Witter Reynolds. He holds a Bachelor of Arts Degree in Management and Finance from the Oakland University (1982) and was awarded a Certified Investment Management Analyst certificate in 1983 after completion of the IMCA program at the Wharton School of Business of the University of Pennsylvania. From 1996 through 2003, Mr. Joliat served on the Board of Directors of Caraco Pharmaceutical Laboratories Ltd., a company with a class of equity securities registered under the Securities Exchange Act of 1934, and served in various capacities on the audit, executive and compensation committees.

Scott R. Stevens has been a Director of the Company since the Merger on April 17, 2007. He has served on the Board of Managers of Southern Bay Energy, LLC since March 2005. He is a Vice President of Wachovia Capital Partners, which he originally joined in 1999. Wachovia Capital Partners is the principal investing arm of the Wachovia Corporation, the fourth largest bank holding company in the United States. He is a graduate of the University of North Carolina at Chapel Hill and has an MBA from the Graduate School of Business at Stanford University.

Michael A. Vlasic has been a Director of the Company since the Merger on April 17, 2007. He has served on the Board of Managers of Southern Bay Energy, LLC since its inception in 2004. He previously was a director of Texoil, Inc., a company with a class of equity securities registered under the Securities Exchange Act of 1934, where he served on the executive committee from 1997 until its sale to Ocean Energy Inc. in 2001. For more than the past five years he has been Chief Executive Manager of Vlasic Investments LLC. He is a graduate of Brown University.

Nick L. Voller has been a Director of the Company since March 2004. For over the past five years, he has been a partner with Voller Brakey Stillwell and Suess, P.C., a CPA firm located in Williston, North Dakota. He is a 1972 graduate of the University of North Dakota.

There is no family relationship between or among our executive officers and directors.

Committees of our Board of Directors

To assist it in carrying out its duties, our Board of Directors has delegated certain authority to an audit committee whose functions are described below:

Audit Committee

Members until April 17, 2007: Directors Voller (Chairman), Krile and Hoffelt

Members after April 17, 2007: Directors Joliat (Chairman), Hunt and Voller

Number of Meetings in 2007: Two

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

The Board of Directors adopted an Audit Committee Charter in 2000 and subsequently amended and restated the Charter in March, 2004, which is available on our website at www.georesourcesinc.com.

Our Board of Directors has determined that Mr. Voller qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC.

Our common stock is quoted on the Nasdaq Market. Pursuant to Nasdaq rules, the Audit Committee is to be comprised of three or more directors as determined by the Board of Directors, each of whom shall be “independent”. Our Board of Directors has determined that all members of the Audit Committee are independent, as defined in the listing standards of the Nasdaq Stock Market and the rules of the SEC.

Nominating Committee

Members at April 17, 2007: Directors Stevens (Chairman), Hunt and Joliat

Number of Meetings in 2007: One.

On April 17, 2007, the Board of Directors adopted a resolution appointing a Nominating Committee comprised solely of directors who meet the independence requirements set forth in NASDAQ Rule 4200 and within the meaning of the rules and regulations of the Securities and Exchange Commission. On July 9, 2007, the Board of Directors approved a charter for the Nominating Committee which is available on our website, www.georesourcesinc.com. All of the research regarding director nominees for the 2007 annual meeting was performed by the entire Board of Directors sitting as a nominating committee prior to the April 17, 2007 formation of the Nominating Committee and the information was then referred to the Nominating Committee. The Committee followed the Board’s previous policy of nominating board candidates based on whom they believe will be effective in serving the long-term interests of the Company and its shareholders. Candidates were evaluated based upon their backgrounds and the need for any required expertise on the Board and its committees. The director nominees were recommended by non-managerial directors and our Chief Executive Officer. The nomination of the director nominees for the 2007 annual meeting was approved by a majority of the Nominating Committee, with the Board of Directors then ratifying the Committee’s recommendations.

Our Nominating Committee will consider a candidate for a director position proposed by a shareholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A shareholder wishing to propose a candidate for the Board’s consideration should forward the candidate’s name and information about the candidate’s qualifications to the GeoResources, Inc., Board of Directors, Nominating Committee, Attn: Chairman, 110 Cypress Station Drive, Suite 220, Houston, Texas 77090-1629. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer’s names and description of the employer’s business, educational background and any other biographical information that would assist the Nominating Committee in determining the qualifications of the individual. The Nominating Committee will consider all candidates, whether recommended by shareholders or members of management. The Nominating Committee will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting. The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

Compensation Committee

Members at April 17, 2007: Directors Joliat (Chairman), Hunt and Stevens

Number of Meeting in 2007: One.

On April 17, 2007, the Board of Directors adopted a resolution appointing a Compensation Committee comprised solely of directors who meet the independence requirements set forth in NASDAQ Rule 4200 and within the meaning of the rules and regulations of the Securities and Exchange Commission. This Committee was formed on April 17, 2007 and thus did not meet during 2006. On July 9, 2007, the Board of Directors approved a charter for the Compensation Committee which is available on our website, www.georesourcesinc.com. The primary function of this Committee is to review and approve executive compensation and benefit programs. Additionally, this Committee approves the compensation of the Chief Executive Officer, Chief Financial Officer, and any other officers deemed appropriate. The Compensation Committee does not anticipate utilizing any compensation consultants at this time. Our Chief Executive Officer is expected to recommend to the Compensation Committee the compensation for other executive officers and recommend director compensation.

Executive Committee

Under the current Bylaws, Article III, Section 12, the Chairman of the Board can appoint other committees in addition to the three current standing committees: Audit, Compensation, and Nomination. On April 17, 2007, the Chairman appointed an Executive Committee to be a working committee, assigned with regular tasks outlined by our Board of Directors. The Chairman of this committee is Frank A. Lodzinski, with members Collis P. Chandler and Michael A. Vlasic. The Board of Directors has not adopted a charter for the Executive Committee.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which is posted on our website located at www.georesourcesinc.com. You may also obtain a copy of our Code by requesting a copy in writing at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090-1629 or by calling us at (281) 537-9920.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2007, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year.

Item 10.	Executive Compensation

Summary Compensation Table

The following table presents the aggregate compensation earned by our principal executive officers for the fiscal year ended December 31, 2007. We do not have an employment contract with any of our executive officers. There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in the fiscal year covered by any table, other than what is set forth in the following table.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	All Other Compensation ($)	Total ($)
Frank A. Lodzinski, Principal Executive Officer and Chairman of the Board of Directors	2007	150,000	—	—	27,055	—	—	177,055

Collis P. Chandler, III, Executive Vice President and Chief Operating Officer – Northern Division	2007	100,000	—	—	18,995	—	—	118,995

Francis M. Mury, Executive Vice President and Chief Operating Officer – Southern Division	2007	125,000	—	—	17,561	—	—	142,561

Howard E. Ehler, Chief Financial Officer and Principal Accounting Officer	2007	105,000	—	—	11,862	—	—	116,862

Robert A. Anderson, Vice President, Business Development – Acquisitions and Divestitures	2007	120,000	—	—	12,812	—	—	132,812

Jeffrey P. Vickers, Former Principal Executive Officer and Principal Accounting Officer	2007	129,483	46,478	—	—	—	—	175,961

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Stock Awards

Name (a)	Number of Securities Underlying unexercised Options/ SARs (#) exercisable (b)	% of Total Options/ SARs Granted to Employees in Fiscal Year (c)		Option Exercise Price ($) (d)		Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Unexercised In-The- Money Options/ SARs at Year End ($) (g) **	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Frank A. Lodzinski, PEO	75,000 37,500 37,500	19.9 19.9 19.9	% % %	$ $ $	8.27 9.56 9.56	Oct 10, 2017 Oct 10, 2017 Oct 10, 2017	75,000 37,500 37,500	$54,750 N/A N/A	N/A	N/A

Howard E. Ehler PFO	35,000 17,500 17,500	9.3 9.3 9.3	% % %	$ $ $	8.27 9.56 9.56	Oct 10, 2017 Oct 10, 2017 Oct 10, 2017	35,000 17,500 17,500	$25,550 N/A N/A	N/A	N/A

Collis P. Chandler, III,	50,000 25,000 25,000	13.2 13.2 13.2	% % %	$ $ $	8.27 9.56 9.56	Oct 10, 2017 Oct 10, 2017 Oct 10, 2017	50,000 25,000 25,000	$36,500 N/A N/A	N/A	N/A

Francis M. Mury	50,000 25,000 25,000	13.2 13.2 13.2	% % %	$ $ $	8.27 9.56 9.56	Oct 10, 2017 Oct 10, 2017 Oct 10, 2017	50,000 25,000 25,000	$36,500 N/A N/A	N/A	N/A

Robert J. Anderson	37,500 18,750 18,750	9.9 9.9 9.9	% % %	$ $ $	8.27 9.56 9.56	Oct 10, 2017 Oct 10, 2017 Oct 10, 2017	37,500 18,750 18,750	$27,375 N/A N/A	N/A	N/A

**	Valued at market close price on December 31, 2007 of $9.00 per share.

Option Grants in Last Fiscal Year. We granted an aggregate of 755,000 stock options in 2007. Our 1993 Employees’ Incentive Stock Option Plan expired in 2003. Nonetheless, all options outstanding under that plan remain exercisable until they are cancelled or expired pursuant to their terms. If within the duration of any of the remaining outstanding options there is a corporate merger consolidation, acquisition of assets or other reorganization and if such transaction affects the optioned stock, the optionee will thereafter be entitled to receive, upon exercise of his option, those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a shareholder with respect to such shares.

The Compensation Committee for our Board of Directors administers the outstanding options. A total of 2,000,000 shares were reserved for issuance under the plan. Of the 2,000,000 reserved shares, 1,245,000 shares remained outstanding as of December 31, 2007.

In 2007, our shareholders adopted the Amended and Restated 2004 Employees’ Stock Incentive Plan (“Amended and Restated 2004 Plan”). The Amended and Restated 2004 Plan reserves 2,000,000 shares of our common stock for either nonstatutory options or incentive stock options that may be granted pursuant to the terms of the Amended and Restated 2004 Plan. Under the terms of the Amended and Restated 2004 Plan, the option price can not be less than 100% of the fair market value of the common stock of the Company on the date of grant, and if the optionee owns more than 10% of the voting stock, the option price per share can not be less than 110% of the fair market value.

Director Compensation

The following table sets forth all compensation paid to our directors in 2007.

Name of Director	Fees Earned or Paid in Cash ($)
Frank A. Lodzinski	-0-
Collis P. Chandler, III	-0-
Christopher W. Hunt	-0-
Jay F. Joliat	-0-
Michael A. Vlasic	-0-
Scott R. Stevens	-0-
H. Dennis Hoffelt	$5,000
Jeffrey P. Vickers	-0-
Cathy Kruse	-0-
Paul A. Krile	$5,000
Duane Ashley	$5,000
Nick L. Voller	$5,000

Prior to the closing of the Merger, we paid each director $100 per month and reimbursed them for expenses in attending meetings, and each director who was also on the audit committee received an additional $100 per month. Subsequently, after the closing of the Merger, the directors do not receive any compensation, except reimbursement for expenses in attending meetings of the board, including travel expenses. Directors do not currently receive any other compensation, such as stock options or other benefits. The Compensation Committee and the board are reviewing this policy.

On April 17, 2007, our Board of Directors was reconstituted in conjunction with the closing of the Merger. Thus, H. Dennis Hoffelt, Jeffrey P. Vickers, Cathy Kruse, Paul A. Krile and Duane Ashley served until April 17, 2007. Nick L. Voller continued his service as a member of our Board of Directors after the closing of the Merger.

Employment Contracts and Termination of Employment Agreements

We have no employment contracts in place with any of our executive officers. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of the Company or a change in the executive officers’ responsibilities following a change-in-control.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned by each of our officers and directors and by all directors and officers as a group and certain beneficial owners, as of March 24, 2008. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock, $.01 par value	Frank A. Lodzinski (2) (3) (4)(11) 110 Cypress Station Drive Suite 220 Houston, TX 77090	5,179,975	35.2%

Common Stock, $.01 par value	Collis P. Chandler, III (5) 475 Seventeenth Street Suite 1210 Denver, CO 80202	1,620,711	11.0%

Common Stock, $.01 par value	Francis M. Mury (6)(11) 110 Cypress Station Drive Suite 220 Houston, TX 77090	100,000	*

Common Stock, $.01 par value	Howard E. Ehler (7)(11) 110 Cypress Station Drive Suite 220 Houston, TX 77090	60,053	*

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock, $.01 par value	Robert J. Anderson (8)(11) 110 Cypress Station Drive Suite 220 Houston, TX 77090	65,528	*

Common Stock, $.01 par value	Christopher W. Hunt 200 Fillmore Street, No. 408 Denver, CO 80206	35,000	*

Common Stock, $.01 par value	Jay F. Joliat (9) 36801 Woodward Avenue Suite 301 Birmingham, MI 48009	307,535	2.1%

Common Stock, $.01 par value	Scott R. Stevens (10) 301 South College Street 12th Floor Charlotte, NC 28288	0	*

Common Stock, $.01 par value	Michael A. Vlasic (4) 38710 Woodward Avenue Bloomfield Hills, MI 48304	5,022,018	34.2%

Common Stock, $.01 par value	Nick Voller 222 University Ave. Williston, ND 58801	0	*

Common Stock, $.01 par value	Officers and Directors as a Group-(ten persons) (11)	7,322,822 Direct and Indirect	49.8%

Common Stock, $.01 par value	Wachovia Capital Partners 2005, LLC (10) 301 South College Avenue 12th Floor Charlotte, NC 28288	1,888,560	12.8%

Common Stock, $.01 par value	Vlasic FAL, L.P. (4) 110 Cypress Station Drive Houston, TX 77090	5,022,018	34.2%

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock, $.01 par value	Chandler Energy, LLC (5) 475 Seventeenth Street Suite 1210 Denver, CO 80202	1,620,711	11.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the shares are held directly in the names of the named beneficial owners and each person has sole voting and sole investment power with respect to the shares.
(2)	Includes 65,957 shares of common stock owned by Mr. Lodzinski.
(3)

Includes 92,000 shares of common stock held in the name of VL Energy, L.L.C. pursuant to a shareholders agreement with certain former employees of Southern Bay Oil & Gas, L.P. Mr. Lodzinski is the sole shareholder of VL Energy, L.L.C. VL Energy, L.L.C. currently shares the right to dispose of those shares with each employee that is ultimately entitled to his or her portion of the 92,000 shares.

(4)

Pursuant to the Schedule 13D filed by Vlasic FAL, L.P., Vlasic FAL, L.P., a Texas limited partnership, is managed by VL Energy L.L.C., a Texas limited partnership and general partner. All of the membership interests of VL Energy L.L.C. are owned by Frank A. Lodzinski. Mr. Lodzinski and Mr. Vlasic indirectly own all of the limited partnership interests of Vlasic FAL L.P., through limited liability companies that they control, and that each of Mr. Lodzinski and Mr. Vlasic own in part, with the remaining owners consisting primarily of family members. The entity controlled by Mr. Vlasic that is the limited partner of Vlasic FAL, L.P. has the right to remove the general partner at any time. Vlasic FAL, L.P. directly owns 5,022,018 shares of the Company, or 34.2% of the issued and outstanding common stock of the Company. Based on the legal structure of Vlasic FAL, L.P., Mr. Lodzinski and Mr. Vlasic are beneficial owners of all of the shares of common stock held by Vlasic FAL, L.P., and share the right to vote and dispose of these shares.

(5)

Includes 1,595,711 shares of common stock held in the name of Chandler Energy, LLC, which is solely owned by Mr. Chandler. Includes 25,000 shares that are held by Chandler Energy, LLC pursuant to a shareholders agreement with certain former employees of Chandler Energy, LLC.

(6)	Includes 14,000 shares of common stock that have not yet vested pursuant to a shareholders agreement between Mr. Mury, Southern Bay Oil & Gas, L.P. and VL Energy, L.L.C.
(7)

Includes 4,261 shares of common stock held by Mr. Ehler in an Individual Retirement Account and includes 16,000 shares of common stock that have not yet vested pursuant to a shareholders agreement between Mr. Ehler, Southern Bay Oil & Gas, L.P. and VL Energy, L.L.C.

(8)

Includes 21,304 shares of common stock held by Mr. Anderson in an Individual Retirement Account and includes 16,000 shares of common stock that have not yet vested pursuant to a shareholders agreement between Mr. Anderson, Southern Bay Oil & Gas, L.P. and VL Energy, L.L.C.

(9)

Includes 123,485 shares of common stock owned directly by Mr. Joliat and 184,050 shares of common stock which is owned through trusts of which Mr. Joliat is trustee. Includes 25,063 shares of common stock owned by Mr. Joliat’s wife.

(10)

Mr. Stevens is a member of the managing member of Wachovia Capital Partners 2005, LLC, which owns 1,888,650 shares of the Company’s common stock. Mr. Stevens disclaims beneficial ownership of all such securities, except to the extent of his pecuniary interest therein. These securities may be deemed to be beneficially owned by (a) WCP Management Company 2005, LLC, the managing member of Wachovia Capital Partners 2005, LLC, and (b) Scott B. Perper, the managing member of WCP Management Company 2005, LLC. Mr. Perper disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(11)

This number includes only the 5,022,018 shares of common stock in the name of Vlasic FAL, L.P. once, in which Mr. Vlasic and Mr. Lodzinski may be each considered beneficial owners of those shares. Additionally, this number only counts the shares of common stock once that have not vested for Mr. Anderson, Mr. Ehler and Mr. Mury, who share control of these shares with Mr. Lodzinski until they have vested.

Item 12.	Certain Relationships and Related Party Transactions and Director Independence

During 2007, we entered into the following related party transactions:

Amended and Restated Credit Agreement

On October 16, 2007, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the “Amendment”) with Wachovia Bank, National Association, as Administrative Agent, Issuing Bank, Sole Lead Arranger and Sole Bookrunner (the “Lender”).

Pursuant to the Amendment, we secured an Amended and Restated Senior Secured Revolving Credit Facility (the “Amended Credit Facility”), which is available to provide us financing of up to $200.0 million.

The initial borrowing base of the Amended Credit Facility is $110.0 million, and is subject to redetermination on June 1 and December 1 of each year. The amounts borrowed under the Amendment bear interest at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.25% or (b) the prime lending rate of the Lender plus .5% to 1.25%, depending on the amount borrowed under the Amended Credit Facility. Principal amounts outstanding under the Amended Credit Facility are due and payable in full at maturity on October 16, 2010.

Additional payments due under the Amended Credit Facility, include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.375% to 0.50% per year depending on the amount of borrowing base utilization. We are also required to pay customary letter of credit fees.

All of the obligations under the Amended Credit Facility, and the guarantees of those obligations, are secured by substantially all of our assets.

The Amended Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase our capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

Scott R. Stevens, a member of our board of directors, is a Principal of Wachovia Capital Partners, which is the principal investing arm of Wachovia Corporation and which owns 1,888,560 shares of our outstanding common stock. Mr. Stevens disclaims beneficial ownership of any of these shares. Wachovia Bank, National Association is a subsidiary of Wachovia Corporation.

Purchase of Common Stock by Directors, Officers, Employees and their Affiliates

On July 16, 2007, we entered into definitive subscription agreements (each a “Subscription Agreement” the form of which is attached to our Form 8-K filed on July 20, 2007) with three persons: Christopher W. Hunt, a director, who purchased 35,000 shares of common stock; the Steven R. Weisberg Revocable Trust u/a/d April 16, 1992 who purchased 15,000 shares of common stock; and the Jay F. Joliat Revocable Living Trust, of which Jay F. Joliat, a director who is trustee of such trust, that purchased 50,000 shares of common stock pursuant to which we sold an aggregate of 100,000 shares of our restricted common stock at a price of $7.19 per share for aggregate gross proceeds of $719,000. This common stock was subsequently registered with the SEC pursuant to a registration statement on Form S-3.

Additionally, on July 16, 2007, we acquired working interests in oil and gas properties valued at approximately $1.0 million in exchange for approximately $856,000 in cash and 30,406 shares of our restricted common stock, based upon a price of $7.19 per share, from Francis M. Mury, an Executive Vice President and the Chief Operating Officer – Southern Division; Howard E. Ehler, a Vice President and the Chief Financial Officer; Robert J. Anderson, the Vice President, Business Development, Acquisitions and Divestitures; and Steven C. Collins, Troy B. Thibodeaux, Christopher C. Cottrell, Timothy D. Merrifield, employees of the Company. Mr. Mury acquired 10,906 shares of restricted common stock, Mr. Ehler acquired 6,500 shares of restricted common stock, Mr. Anderson acquired 2,000 shares of restricted common stock, Mr. Collins acquired 4,000 shares of restricted common stock, and Mr. Thibodeaux acquired 7,000 shares of restricted common stock in addition to cash that each of them received, and each stock purchaser executed a Subscription Agreement. Mr. Cottrell and Mr. Merrifield exchanged their working interests solely for cash.

Pursuant to the terms of the Subscription Agreements, the purchasers and us entered into a Registration Rights Agreement (the “Registration Rights Agreement,” the form of which is attached to our current report on Form 8-K filed on July 20, 2007), under which we agreed, at our expense, to file with the SEC, by August 16, 2007, a registration statement covering the shares of restricted common stock purchased by such persons on July 16, 2007. These shares of our common stock were subsequently registered pursuant to a registration statement on Form S-3.

Independence of Directors

The rules of the Nasdaq Stock Market require that a majority of our Board of Directors be independent directors, as defined in Nasdaq Rule 4200(a)(15). In March 2006 and April 2007, we reviewed the independence of our directors. During these reviews, our Board of Directors considered transactions and relationships between each director, or any member of his family, and the Company and our subsidiaries. As a result of this review, the Board of Directors has determined that a majority of the directors who have been nominated for election are independent under Nasdaq Rules. Our independent directors are: Messrs. Hunt, Joliat, Stevens and Voller.

Item 13.	Exhibits

(a)	Exhibits.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)

Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007. (1)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (3)

10.20

First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21

Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22

Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23

Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24

Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P., as borrower, and Wachovia Bank, National Association. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27

First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28

Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29

Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007, between the Registrant and Wachovia Bank National Association. (2)

10.32	Limited Partner Interest Purchase and Sale Agreement, dated October 16, 2007, between the Registrant and TIFD III-X, LLC (2)

10.33	Amended and Restated Credit Agreement, dated October 16, 2007, between the Registrant and Wachovia Bank National Association (2)

11.1	Statement regarding computation of per share earnings. See our consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Grant Thornton LLP. (1)

24.1	Power of Attorney – See the signature page hereof.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.

Item 14.	Principal Accountant Fees and Services

During 2007 and 2006, we paid the following fees to our principal accountants:

	2007	2006
Audit Fees	$239,475	$36,375
Audit Related Fees	—	1,665
Tax Fees	—	6,527
All Other Fees	—	—

	$239,475	$44,567

To help assure independence of the independent auditors, the Audit Committee of our Board of Directors has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable Securities and Exchange Commission rules. This policy is set forth in our Audit Committee Charter. Of the fees shown in the table, which were paid to our principal accountants, 100% were approved by the Audit Committee.

GEORESOURCES, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and Shareholders of GeoResources, Inc.:

We have audited the accompanying consolidated balance sheets of GeoResources, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Houston, Texas

March 28, 2008

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$24,430,181	$6,216,822
Accounts receivable:
Oil and gas revenues	20,365,111	7,201,902
Joint interest billings and other	3,913,461	2,294,237
Affiliated partnerships	3,360,017	1,742,174
Notes receivable	600,000	—
Prepaid expenses and other	1,430,445	352,515

Total current assets	54,099,215	17,807,650

Oil and gas properties, successful efforts method:
Proved properties	187,640,420	34,204,118
Unproved properties	5,139,309	1,643,041
Office and other equipment	995,365	292,297
Land	96,462	96,462

	193,871,556	36,235,918
Less accumulated depreciation, depletion and amortization	(12,430,174)	(5,007,095)

Net property and equipment	181,441,382	31,228,823

Other assets:
Equity in oil and gas limited partnerships	1,880,361	1,517,430
Notes receivable and other	2,937,312	113,123

	$240,358,270	$50,667,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,374,221	$5,225,291
Accounts payable to affiliated partnerships	4,271,238	2,201,141
Revenues and royalties payable	19,833,732	7,347,702
Drilling advances	882,367	2,120,770
Accrued expenses	3,839,087	915,445
Derivative financial instruments	6,527,360	1,685,938

Total current liabilities	46,728,005	19,496,287
Long-term debt	96,000,000	5,000,000
Deferred income taxes	6,476,433	32,535
Asset retirement obligations	7,826,856	2,478,205
Derivative financial instruments	15,295,948	—
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding: 14,703,383 shares in 2007 and 4,858,000 shares in 2006	147,034	48,580
Additional paid-in capital	79,689,720	16,848,643
Accumulated other comprehensive income (loss)	(19,310,316)	(1,679,388)
Retained earnings	7,504,590	8,442,164

Total stockholders’ equity	68,031,028	23,659,999

	$240,358,270	$50,667,026

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006
Revenue:
Oil and gas revenues	$36,517,997	$13,978,337
Partnership management fees	968,790	259,768
Property operating income	1,251,387	1,076,283
Gain on sale of property and equipment	48,580	335,294
Partnership income	184,416	90,859
Interest and other	1,144,223	1,064,530

Total revenue	40,115,393	16,805,071

Expenses:
Lease operating expense	10,818,003	4,251,766
Severance taxes	2,880,115	1,065,964
Re-engineering and workovers	2,091,726	384,421
Exploration	153,125	557,784
General and administrative expense	6,513,200	2,804,512
Impairment of oil and gas properties	—	184,250
Depreciation, depletion, and amortization	7,506,575	3,381,602
Hedge ineffectiveness	286,932	(392,918)
Interest	1,915,941	288,051

Total expense	32,165,617	12,525,432

Income before income taxes	7,949,776	4,279,639

Income taxes:
Current	1,472,471	—
Deferred	3,407,928	32,535

	4,880,399	32,535

Net income	$3,069,377	$4,247,104

Net income per share (basic and diluted)	$0.25	$0.87

Weighted average shares outstanding:
Basic	12,404,771	4,858,000

Diluted	12,404,771	4,858,000

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par value
Balance, January 1, 2006	4,858,000	$48,580	$16,426,264	$5,217,979	$(4,134,375)	$17,558,448

Comprehensive income:
Net income	—	—	—	4,247,104	—	4,247,104
Change in fair market value of hedged positions	—	—	—	—	647,989	647,989
Net realized hedging losses charged to income	—	—	—		1,806,998	1,806,998

Total comprehensive income						6,702,091

Equity based compensation expense		—	422,379	—	—	422,379
Stockholder distributions		—	—	(1,022,919)		(1,022,919)

Balance, December 31, 2006	4,858,000	48,580	16,848,643	8,442,164	(1,679,388)	23,659,999

Issuance of common stock
For cash	3,529,500	35,295	22,596,726			22,632,021
Merger transaction, including cash of $885,839	6,285,477	62,855	39,472,795			39,535,650
For properties	30,406	304	218,315			218,619

Comprehensive income (loss):
Net income				3,069,377		3,069,377
Change in fair market value of hedged positions					(20,541,292)	(20,541,292)
Net realized hedging losses charged to income					2,910,364	2,910,364

Total comprehensive income						(14,561,551)

Equity based compensation expense			553,241			553,241
Stockholder distributions				(4,006,951)		(4,006,951)

Balance, December 31, 2007	14,703,383	$147,034	$79,689,720	$7,504,590	$(19,310,316)	$68,031,028

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,069,377	$4,247,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,506,575	3,381,602
Impairment of oil and gas properties	—	184,250
Gain on sale of property and equipment	(48,580)	(335,294)
Accretion of asset retirement obligations	232,076	87,654
Hedge ineffectiveness (gain) loss	286,932	(392,918)
Partnership income	(184,416)	(90,859)
Partnership distributions	204,082	—
Deferred income taxes	3,407,928	32,535
Non-cash compensation	553,241	422,379
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(13,871,593)	3,306,825
Decrease (increase) in prepaid expense and other	(346,861)	109,964
Increase (decrease) in accounts payable and accrued expenses	20,055,590	(1,800,972)

Net cash provided by operating activities	20,864,351	9,152,270

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,419,447	334,687
Additions to property and equipment	(110,147,578)	(14,725,243)
Investment in oil and gas limited partnership	(1,631,860)	—
Increase in other assets	(566,367)	—

Net cash used in investing activities	(109,926,358)	(14,390,556)

Cash flows from financing activities:
Issuance of common stock	23,517,860	—
Distributions to stockholders	(4,006,951)	(1,022,919)
Issuance of long-term debt	99,000,000	7,000,000
Reduction of long-term debt	(9,800,000)	(2,100,000)
Debt issuance costs	(1,435,543)	—

Net cash provided by financing activities	107,275,366	3,877,081

Net increase (decrease) in cash and cash equivalents	18,213,359	(1,361,205)
Cash and cash equivalents at beginning of period	6,216,822	7,578,027

Cash and cash equivalents at end of period	$24,430,181	$6,216,822

Supplementary information:
Interest paid	$834,579	$153,763
Noncash net assets acquired in merger transactions:
GeoResources, Inc.	$23,826,658	$—
PICA Energy, LLC	$11,703,314	$—
Yuma property interests	$3,119,840	$—
Other property interests	$218,619	$—

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE A: Organization and Summary of Significant Accounting Policies

Merger

On April 17, 2007, pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), GeoResources, Inc. (“GeoResources” or the “Company”), a Colorado corporation, acquired Southern Bay Oil & Gas, L.P. (“Southern Bay”), a Texas limited partnership, PICA Energy, LLC (“PICA”), a Colorado limited liability company and subsidiary of Chandler Energy LLC, and certain Colorado oil and gas properties (“Yuma Properties”) in exchange for 10,690,000 shares of common stock (the “Merger”). These transactions shifted stockholder control of the Company. As a result of the Merger, the former Southern Bay partners received approximately 57% of the outstanding common stock of the Company, and thus voting control of the Company. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources and PICA by Southern Bay. Therefore, the results of operations as presented herein for the year ended December 31, 2007, are those attributable to the former Southern Bay entity for the entire twelve month period and those of the GeoResources and PICA entities and Yuma Properties for the period April 18, 2007 through December 31, 2007. In addition, common stock issued in the Merger, as shown in the accompanying statement of stockholders’ equity and comprehensive income (loss), in the total of 6,285,477 shares, is comprised of the outstanding GeoResources shares immediately prior to the merger (3,858,477 shares), the shares issued to acquire PICA (1,931,000 shares) and the shares to acquire the Yuma Properties (496,000 shares). The financial statements for periods prior to 2007 are those of Southern Bay.

Organization and Basis of Presentation

GeoResources operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana, North Dakota, Montana and Colorado. The accompanying consolidated financial statements include the historical accounts of our wholly-owned subsidiaries. All events described or referred to as prior to April 18, 2007, relate to Southern Bay as the accounting acquirer.

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company’s investments in oil and gas limited partnerships for which it serves as general partner are accounted for under the equity method.

Prior Year Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consists of all demand deposits and funds invested in highly liquid instruments with an original maturity of three months or less.

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for oil and gas operations whereby costs to acquire mineral interests in oil and gas properties, to drill successful exploratory wells, to drill and equip development wells, and to install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells and geological and geophysical costs, are charged to operations as incurred. The Company’s acquisition and development costs of proved oil and gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively, as estimated by independent petroleum engineers.

Oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on field-by-field basis. The fair value of impaired assets is determined based on expected future cash flows using discount rates commensurate with the risks involved and using prices and costs consistent with those used for internal decision making. Long-lived assets committed by management for disposal are accounted for at the lower of cost or fair value, less cost to sell. The Company recognized impairments of $184,250 for the year ended December 31, 2006 and none in 2007.

Office and Other Property

Acquisitions and improvements of office and other property are capitalized at cost; maintenance and repairs are expensed as incurred. Depreciation of equipment is calculated using the straight-line method over the assets estimated useful lives of 5-7 years. Leasehold improvements are amortized over the remaining term of the lease. When assets are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and gain or loss is recognized.

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for the years 2007 and 2006 consist of the following (in thousands except per share data):

	Year ended December 31,
	2007	2006
Net income available for common	$3,069	$4,247
Basic weighted average shares	12,405	4,858
Effective of dilutive securities:
Options	—	—
Diluted weighted average shares	12,405	4,858
Per common share net income
Basic	$0.25	$0.87
Diluted	$0.25	$0.87

Stock-Based Compensation

Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and payable and revenue royalties payable are estimated to approximate their fair values due to the short maturities of these instruments. The Company’s long-term debt obligation bears interest at floating market rates, so carrying amounts and fair values are approximately the same. Derivative financial instruments are carried at fair value.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Tax positions are evaluated for recognition and measurement, with deferred tax balances recorded at their anticipated settlement amounts. A valuation allowance is provided for deferred tax assets not expected to be realized.

Other Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Other comprehensive loss at December 31, 2007 and 2006 consists of unrealized losses (liabilities) of commodity hedges qualifying as cash flow hedges in accordance with SFAS No. 133.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Oil and gas reserve estimates, which are the basis for units-of-production depletion are inherently imprecise and are expected to change as future information becomes available.

Derivative Instruments and Hedging Activities

The Company enters into derivative contracts, primarily options, collars and swaps, to hedge future crude oil and natural gas production, as well as interest rates, in order to mitigate the risk of downward movements of oil and gas market prices and the upward movement of interest rates. As required, the Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in other comprehensive income to the extend the hedge is effective for cash flow hedges. To qualify for hedge accounting, the derivative must qualify either as a fair value, cash flow or foreign currency hedge.

The hedging relationship between the hedged instruments and hedged transactions must be highly effective in achieving the offset of changes in fair values and cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. The Company measures hedge effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedging instrument becomes ineffective. The Company assesses hedge effectiveness based on total changes in the fair value of options used in cash flow hedges rather than changes in intrinsic value only. As a result, changes in the entire value of option contracts are deferred in accumulated other comprehensive income until the hedged transaction affects earnings to the extent such contracts are effective. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.

Gains and losses resulting from hedge settlements are included in oil and gas revenues and are included in realized prices in the period that the related production is delivered. Gains and losses on hedging instruments that represent hedge ineffectiveness and gains and losses on derivative instruments that do not qualify for hedge accounting are included in other revenues or expenses in the period in which they occur. The resulting cash flows are reported as cash flows from operating activities.

Asset Retirement Obligations

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“ARO”), the Company recognizes the present value of the estimated future abandonment costs of its oil and gas properties in both assets and liabilities. If a reasonable estimate of the fair value can be made, the Company will record a liability for legal obligations associated with the future retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operation of the assets. The fair value of a liability for an asset retirement obligation is recognized in the period in which the liability is incurred. The fair value is measured using expected future cash outflows (estimated using current prices that are escalated by an assumed inflation rate) discounted at the Company’s credit-adjusted risk-free interest rate. The liability is then accreted each period until it is settled or the asset is sold, at which time the liability is reversed and any gain or loss resulting from the settlement of the obligation is recorded. The initial fair value of the asset retirement obligation is capitalized and subsequently depreciated or amortized as part of the carrying amount of the related asset.

The Company has recorded asset retirement obligations related to its oil and gas properties. There are no assets legally restricted for the purpose of settling asset retirement obligations.

Revenue Recognition

Revenues represent income from production and delivery of oil and gas, recorded net of royalties. The Company follows the sales method of accounting for gas imbalances. A liability is recorded only if the Company’s takes of gas volumes exceed its share of estimated recoverable reserves from the respective well. No receivables are recorded for those wells where the Company has taken less than its ownership share of production. Volumetric production is monitored to minimize imbalances, and such imbalances were not significant at December 31, 2007 and 2006.

Accounts Receivable

The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company’s accounts receivables are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which subsidiaries of the Company serve as the operator. Generally, operators of crude oil and natural properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

As is common industry practice, the Company generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control the credit use on accounts receivable. The allowance for doubtful accounts is an estimate of the losses in the Company’s accounts receivable. The Company periodically reviews the accounts receivable from customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. Provisions for bad debts and recoveries on accounts previously charged off are added to the allowance.

Accounts receivable allowance for bad debt was $150,000 at December 31, 2007 and 2006.

Recently Issued Accounting Pronouncements

Fair Value Measurements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The Company will adopt SFAS No. 157 on January 1, 2008 and does not anticipate it will have a material impact on its Consolidated Financial Statements. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS No. 159 will have on the financial statements.

NOTE B: Significant Acquisitions

Merger

The acquired GeoResources, PICA and Yuma net assets were recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such net assets consisted of cash and other current assets and liabilities, oil and gas properties, certain mineral leases and options, and debt. The fair value of the net assets acquired in these purchases were based on the average trading price of GeoResources common stock immediately before and after the public announcement of the Merger Agreement, of $6.29 per share. The following is a summary of the assets acquired and liabilities assumed in these transactions (in thousands):

	GeoResources	PICA	Yuma Properties	Total
Assets
Current assets, including cash of $885,839	$1,858,316	$1,590,953	$—	$3,449,269
Oil and gas properties	34,346,587	12,456,980	3,266,222	50,069,789
Mining leases	2,000,000	—	—	2,000,000
Drilling rig and equipment	1,500,000	—	—	1,500,000
Other assets	404,835	426,569	—	831,404

	40,109,738	14,474,502	3,266,222	57,850,462
Liabilities
Current liabilities	1,816,599	518,107	—	2,334,706
Long-term debt	50,000	1,750,000	—	1,800,000
Deferred income taxes	12,510,830	—	—	12,510,830
Asset retirement obligations	1,462,489	60,405	146,382	1,669,276

	15,839,918	2,328,512	146,382	18,314,812

Net assets	$24,269,820	$12,145,990	$3,119,840	$39,535,650

AROC Energy Acquisition

On October 16, 2007, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase (“Purchase Agreement”) all of the limited partner interest in an AROC Energy, L.P., an affiliated limited partnership for which the Company served as general partner. The limited partner was an unaffiliated entity. Prior to this transaction, the Company owned 2% of the partnership and the limited partner owned 98%. The Acquisition, which was accounted for as a purchase, included oil and gas properties located in Louisiana, the Gulf Coast, South Texas, the Permian Basin and the Black Warrior Basin.

Under the Purchase Agreement, the Company purchased the interest for a cash purchase price of $91,100,000 (the “Purchase Price”) and paid $12,952,000 to cancel the Limited Partnership’s oil and gas hedge contracts. These costs were funded with cash of $8,052,000 and borrowings of $96.0 million under the Amended Credit Agreement discussed in Note C. The purchase of the interest was effective on the date of closing of the Purchase Agreement, October 16, 2007, and resulted in the Company’s total ownership percentage in the Limited Partnership to be 100%. In November 2007, the Company dissolved the Limited Partnership.

The Company also paid its bank a transaction fee of $1,250,000 in connection with this acquisition.

The following is a summary of the underlying assets and liabilities attributable to the acquired interest (in thousands):

Assets:
Current assets	$13,385
Oil and gas properties	102,165
Other assets	479

116,029
Liabilities:
Current liabilities, excluding commodity hedges	2,119
Commodity hedges:
Extinguished	12,693
Retained	2,219
Asset retirement obligations	6,648

23,679

Net assets acquired	$92,350

Other Acquisitions

In February 2007, the Company acquired properties located in the Giddings Field of the Austin Chalk trend of Texas. In conjunction with this acquisition, a partnership was formed with a large institutional investor as limited partner. A wholly-owned subsidiary of the Company acquired both a direct 8% working interest and a 2% general partner interest in this partnership. The Company’s share of the acquisition purchase price of $82 million was $6.6 million, and its general partner contribution was $1.6 million. These amounts were funded with additional capital contributions of $5 million from former Southern Bay partners and borrowings under the bank credit agreement.

In June 2006, the Company acquired properties located in Pointe Coupee Parish, Louisiana, from Delta Petroleum Corporation for cash of approximately $9.0 million.

Pro Forma Results of Operations

The following summary presents unaudited pro forma information for the years ended December 31, 2007 and 2006 as if the Merger and the acquisitions discussed above had been consummated at January 1, 2007 and 2006, respectively (in thousands except share data).

	Year Ended December 31,
	2007	2006
Total revenue	$69,715	$70,398
Income before income taxes	$11,182	$17,589
Net income	$5,138	$10,279
Net income per share:
Basic & Diluted	$0.35	$0.71
Weighted average shares outstanding	14,703,383	14,572,977

NOTE C: Long-term debt

As of December 31, 2006, the Company’s debt with Wachovia Bank, N.A. (the “Bank”), under a Credit Agreement dated December 22, 2004, was $5,000,000. In January 2007, the Company borrowed an additional $3,000,000 in connection with the acquisition of the Giddings Field (Note B). In June 2007, the outstanding borrowings under this Credit Agreement were paid in full. Also debt assumed in the Merger with PICA of $1,750,000 and GeoResources of $50,000 was paid in full in April 2007.

On September 26, 2007, the Company entered into a Credit Agreement with the Bank, as Administrative Agent and Issuing Bank and the Bank and U.S. Bank as Lenders. This agreement provided for a Senior Secured Revolving Credit Facility in the maximum amount of $100 million, with an initial borrowing base of $35 million.

On October 16, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the Bank which was subsequently syndicated to include five participating banks. Pursuant to the Amendment, the Company secured an Amended and Restated Senior Secured Revolving Credit Facility (the “Amended Credit Facility”), which provides a line of credit for three years and is available to provide financing to the Company of up to $200 million. The Credit Agreement is secured by a first lien on substantially all of the Company’s assets. The initial borrowing base of the Amended Credit Facility is $110 million and is subject to redetermination on June 1 and December 1 of each year. As of December 31, 2007, the borrowing base was $109 million. Amounts borrowed under the agreement bear interest at either (1) the LIBOR rate plus 1.50% to 2.25% or (b) the Bank’s prime rate plus .5% to 1.25%, depending on the amount borrowed under the Amended Credit Facility. Principal amounts outstanding under the Amended Credit Facility are due and payable in full October 16, 2010. At December 31, 2007, the interest rate in effect was 7.23% on $50,000,000 of outstanding debt and 7.03% on the remaining $46,000,000 of debt.

The Company also entered into an interest rate swap contract with its bank, providing a fixed rate of 4.79% on a notational amount of $50 million through October 16, 2009.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and lease back transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. The Agreement also requires the maintenance of certain financial ratios. The Company was in compliance with all covenants at December 31, 2007.

The principal outstanding under the Credit Agreement with Wachovia Bank was $96 million at December 31, 2007, which borrowing was made in connection with the AROC Energy acquisition in October 2007. The Company also paid bank transaction fees, underwriting fees and loan costs totaling approximately $2.5 million. The remaining borrowing capacity under this agreement at December 31, 2007, is $13 million. Maturity dates under this agreement are October 16, 2010 for borrowings up to $100 million and September 30, 2008 for borrowings in excess of $100 million.

The weighted average interest rate on borrowings outstanding during 2007 and 2006 was 7.36% and 8.21%, respectively.

Interest expense for 2007 and 2006 includes amortization of deferred financing charges of $146,320 and $46,630, respectively.

NOTE D: Stock Options, Performance Awards and Stock Warrants

The Company accounts for share-based compensation in accordance with SFAS 123R, “Share-Based Payment.”

Stock Options

In March 2007, the shareholders approved the GeoResources, Inc. Amended and Restated 2004 Employees’ Stock Incentive Plan (the “Plan”), which authorizes the issuance of options and other stock-based incentives to officers, employees, directors and consultants of the Company to acquire up to 2,000,000 shares of the Company’s common stock at prices which may not be less than the stock’s fair market value on the date of grant. The options can be designated as either incentive options or nonqualified options.

On October 10, 2007, the Company granted options under the Plan to officers and key employees to purchase 755,000 shares of common stock. The following is a summary of the terms of these grants:

Vesting date	Number of shares	Exercise Price per share
October 10, 2009	377,500	$8.27
October 10, 2010	188,750	$9.56
October 10, 2011	188,750	$9.56

Total shares	755,000

The closing market price of the Company’s common stock on the date of grant was $7.20.

A summary of the Company’s stock option activity for the year is as follows:

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	—	$—	—	$—
Granted	755,000	$8.92
Exercised	—	$—
Forfeited	—	$—
Outstanding, December 31,2007	755,000	$8.92	9.78	$275,575

Exercisable at year end	—			$—

For the year ended December 31, 2007 the Company recognized compensation expense of $131,193 related to these options.

The fair value of these stock options was measured at date of grant using the Black-Scholes option-pricing model. During 2007, the weighted-average fair value of the options granted during the year was $2.13 per share, using the following assumptions:

Risk free interest rate	4.25%
Dividend yield	None
Volatility	40%
Expected life of options	4 years

In measuring compensation associated with these options an annual pre-vesting forfeiture rate of 1% was used.

Partnership Equity Incentive Plan

Prior to the merger, Southern Bay had an equity incentive plan (“the Plan”) to provide incentives to employees and independent contractors of the General Partner by providing such persons with partnership interests in the Partnership designated as Class B Units and Class C Units. Units issued under this plan were subject to vesting requirements and, in addition, Class C Units did not participate in profits, losses or cash distributions until Class A units had received certain minimum cash distributions.

This Plan was terminated in connection with the Merger on April 17, 2007.

The Partnership adopted the provisions of SFAS 123R, “Share-Based Payment” effective January 1, 2006 and, as a result, recognized compensation expense of $422,379 for 2006 and $422,048 in 2007, through the date of Merger.

NOTE E: Income Taxes

As a partnership, Southern Bay was generally not subject to Federal or state income tax on its taxable income. The Partnership’s taxable income and deductions were reported by the partners in their respective returns. Therefore, except for the recognition of deferred Texas Margin Tax in 2006, no income taxes were reported by Southern Bay prior to merger date.

The following table shows the components of the Company’s income tax provision for 2007:

Current:
Federal	$1,347,618
State	124,853

Total current	1,472,471

Deferred:
Federal	3,102,547
State	305,381

Total deferred	3,407,928

Total	$4,880,399

The following is a reconciliation of taxes computed at the corporate federal statutory income tax rate of 34% to the reported income tax provision for the year ended December 31, 2007:

Income before income taxes	$7,949,776

Tax computed at Federal statutory rate	$2,702,924
Non taxable Southern Bay income prior to merger	(302,942)
Deferred income taxes arising from change in tax status of Southern Bay	2,214,118
State income taxes, net of Federal benefit	250,418
Expenses not deductible for tax purposes and other	15,881

Total income tax expense	$4,880,399

Effective tax rate	61.39%

Deferred income taxes are recognized for the tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes, as required by SFAS No. 109, and clarified by FIN 48. The deferred tax is measured using the enacted tax rates applicable to periods when these differences are expected to reverse.

The deferred income tax provision for 2007 includes an initial charge of $2,214,118 attributable to Southern Bay becoming at taxable entity in April 2007, concurrent with the Merger. Generally accepted accounting principles require the recognition deferred taxes attributable to temporary differences existing at the date of a change in the status of an entity from nontaxable to taxable.

The following table shows the components of the Company’s net deferred tax liability at December 31, 2007:

Deferred tax asset or (liability):
Current	$—
Noncurrent:
Oil and gas properties	(9,456,775)
Other property and equipment	(36,729)
Asset retirement obligations	2,907,677
Commodity hedges and other	109,394

Net deferred tax liability	$(6,476,433)

At December 31, 2007, the Company has statutory depletion available for carryforward of approximately $7 million which may be used to offset future taxable income. The amount that may be used in any year is subject to limitations arising from a change in control resulting from the Merger.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings, our financial condition or results of operations as a result of implementing FIN 48.

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The amount of unrecognized tax benefits did not materially change during the year ended December 31, 2007.

It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2007.

NOTE F: Derivative Financial Instruments

The Company has entered into various oil and gas hedging contracts in an effort to manage its exposure to product price volatility. Under these contracts, the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. The following is a summary of the Company’s oil and gas hedge contracts as of December 31, 2007. Four contracts are structured as fixed price swap contracts and seven contracts as a costless collars.

	Total Volume	Floor Price	Ceiling/ Swap Price
Crude Oil Contracts (Bbls.):
Swap Contracts:
2008	26,167		$80.19
2009	30,667		$76.00
2010	26,833		$74.71
2011	23,500		$74.37
Costless collar contracts:
2008	120,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap Contracts:
2009	779,268		$4.79
2009	427,200		$5.61
Costless collar contracts:
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45
2008	136,420	$7.00	$9.80
2009	22,960	$7.00	$10.75
2010	107,250	$7.00	$9.90
2011	89,920	$7.00	$9.20

The fair market value of these hedge contracts at December 31, 2007 was a liability of $20,969,363, of which $6,050,740 is classified as current and $14,918,623 as noncurrent. The fair market value of hedge contracts at December 31, 2006, was a liability of $1,685,938, all of which was classified as a current liability.

Realized hedge settlements included in oil and gas revenues were costs of $2,910,364 and $1,806,998 for the years ended December 31, 2007 and 2006, respectively. The Company recognized a loss of $286,932 and a gain of $392,918 due to ineffectiveness on these hedge contracts during the years ended December 31, 2007 and 2006, respectively.

The value of the Company’s interest rate swap contract at December 31, 2007 was a liability of $853,945, of which $476,620 is classified as a current liability and $377,325 as a noncurrent liability.

NOTE G: Asset Retirement Obligations

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“ARO”), the Company recognizes the present value of the estimated future abandonment costs of its oil and gas properties in both assets and liabilities. The changes in ARO for the years ended December 31, 2007 and 2006 are as follows:

	Years ended December 31,
	2007	2006
Balance, beginning of year	$2,478,205	$2,119,372
Additional liabilities incurred	8,549,627	103,833
Accretion expense	232,076	87,654
Disposals of properties	(42,481)	—
Revision of estimates	(3,390,571)	167,346

Balance, end of year	$7,826,856	$2,478,205

NOTE H: Concentrations of Credit Risk

Credit risk represents the accounting loss which the Company would record if its customers failed to perform pursuant to the contractual terms. The Company’s largest customers are large multinational companies. In addition, the Company transacts business with independent oil producers, crude oil trading companies and a variety of other entities. The Company’s credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables.

In 2007, two purchasers accounted for 17% and 14% of the Company’s consolidated oil and gas revenues. In 2006, four purchasers accounted for 27%, 18%, 16% and 12% of the Company’s consolidated oil and gas revenues. No other single purchaser accounted for 10% or more of oil and gas revenues in 2007 or 2006. There are adequate purchasers of the Company’s production such that the Company believes the loss of one or more of the above customers would not have a material adverse effect on its results of operations or cash flows.

NOTE I: Commitments and Contingencies

Commitments

The Company is obligated under non-cancelable operating leases for its office facilities as follows:

2008	$253,646
2009	77,190
2010	78,979
2011	6,595
Thereafter	—

$416,410

Total rental expense under operating leases for 2007 and 2006 was $246,289 and $164,263, respectively.

Contingencies

No significant legal proceedings are pending which are expected to have a material adverse effect on the Company. The Company is unaware of any potential claims or lawsuits involving environmental, operating or corporate matters which are expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE J: Related-Party Transactions

In July 2007, the Company acquired oil and gas properties from officers and key employees for $1,075,079, including cash of $856,459 and the issuance of 30,406 shares of common stock at $7.19 per share. Also, in July 2007, the Company issued 100,000 shares of common stock for cash of $719,000 to three related individuals, including two members of the board of directors.

Accounts receivable at December 31, 2007 includes $3,360,017 due from SBE Partners LP, an oil and gas limited partnership for which a subsidiary of the Company serves as general partner. At December 31, 2006, accounts receivable includes $1,660,010 due from AROC Energy, L.P., an oil and gas limited partnership for which a subsidiary of the Company served as General Partner until October 15, 2007. Theses amounts represents those limited partnerships’ shares of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Revenues and royalties payable at December 31, 2007 and 2006, includes $4,271,238 and $2,201,141, respectively, due to those limited partnerships for oil and gas revenues collected on their behalf.

Subsidiaries of the Company operate most oil and gas properties in which those limited partnerships have/had an interest. Under this arrangement, the Company collects revenues from purchasers and incurs property operating and development expenditures on their behalf. Monthly, these revenues are paid to the partnership, which in turn reimburses the Company for its share of expenditures.

NOTE K: SUPPLEMENTAL FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVIES (UNAUDITED)

1. Costs incurred relating to oil and gas activities

The following two unaudited tables set forth costs incurred during the years ended December 31, 2007 and 2006, and net capitalized costs as of December 31, 2007 and 2006.

Costs incurred in acquisition, development and exploration:

	Year Ended December 31,
	2007	2006
Acquisition cost	$151,607,193	$9,601,387
Development cost	$3,617,630	$5,261,294
Exploration cost	$153,125	$547,862

Capitalized cost of oil and gas properties:

	December 31,
	2007	2006
Proved properties	$187,640,420	$34,204,118
Unproved properties	5,139,309	1,643,041

	192,779,729	35,847,159
Accumulated depreciation, depletion and amortization	12,261,963	4,956,115

Net capitalized cost	$180,517,766	$30,891,044

The amounts included in unproved properties are projects for which the Company intends to commence exploration or evaluation projects in the near future. Of the approximately $5.1 million in net unevaluated property costs at December 31, 2007, that are being excluded from the amortizable base, approximately $3.5 million was incurred in 2007, and $600 thousand was incurred in 2006. The Company will begin to amortize these costs when proved reserves are established or an impairment is determined.

2. Estimated Quantities of Proved Oil and Gas Reserves

The estimates of proved oil and gas reserves are based on a report by independent petroleum engineers. The estimates at December 31, 2007 and 2006 were prepared by Cawley, Gillespie & Associates, Inc. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. In addition, a portion of the Company’s proved reserves is undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions existing as of the end of each respective year. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods.

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2007 and 2006:

Oil and Gas Reserve Quantities (in thousands)

	Oil (Bbl)	Gas (Mcf)
Proved reserve quantities, December 31, 2005	1,328,384	5,479,891
Purchase of minerals-in-place	506,902	—
Production	(183,823)	(576,550)
Revision of quantity estimates	125,432	(684,881)

Proved reserve quantities, December 31, 2006	1,776,895	4,218,460
Purchase of minerals-in-place	9,080,456	27,977,275
Extensions and discoveries	7,200	965,328
Production	(391,565)	(1,648,423)
Revision of quantity estimates	271,093	(1,702,322)

Proved reserve quantities, December 31, 2007	10,744,079	29,810,318

Proved developed reserve quantities:
December 31, 2006	1,590,859	3,196,751
December 31, 2007	8,920,858	26,427,125

3. Discounted Future Net Cash Flows

In accordance with SFAS No. 69, estimates of the standardized measure of discounted future cash flows were determined by applying period-end prices (adjusted for location and quality differentials) to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on period-end costs to determine pre-tax cash inflows in the associated proved oil and gas properties. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion, depletion carryforwards, net operating loss carryforwards, and investment tax credit carryforwards. Future net cash inflows were discounted using a 10% annual discount rate to arrive at the standardized measure.

The standardized measure of discounted future net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of oil and gas properties. No value has been given to unproved properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Future realization of oil and gas prices over the remaining reserve lives may vary significantly from current prices. In addition, the method of valuation utilized, based on year-end prices and costs and the use of a 10% discount rate is not necessarily appropriate for determining fair value.

Presented below is the standardized measure of discounted future net cash flows as of December 31, 2007 and 2006.

Standardized Measure of Estimated Future Net Cash Flows

	December 31,
	2007	2006
Future cash inflows	$1,171,932,250	$125,998,938
Future production costs	418,749,609	56,008,702
Future development costs	49,036,141	5,747,708
Future income taxes	191,598,000	137,180

Future net cash flows	512,548,500	64,105,348
10% annual discount for estimated timing of cash flows	233,902,031	23,787,458

Standardized measure of discounted future cash flows	$278,646,469	$40,317,890

The principal sources of changes in the standardized measure of discounted future net cash flows for 2007 and 2006 are as follows:

Changes in Standardized Measure

	Year Ended December 31
	2007	2006
Standardized measure, beginning of period	$40,317,890	$49,020,484
Changes in prices, net of production cost	26,228,600	(9,079,182)
Extensions and discoveries	3,183,350	—
Revision of quantity estimates	814,822	199,796
Development costs incurred, previously estimated	1,366,435	76,255
Change in estimated future development costs	104,519	(1,387,074)
Purchases of minerals in place	325,881,963	9,832,885
Sales, net of production costs	(20,462,364)	(10,083,184)
Accretion of discount	4,170,808	4,827,022
Change in estimated future income taxes	(103,257,777)	(87,223)
Changes in timing of estimated cash flows and other	298,223	(3,001,889)

Standardized measure, end of period	$278,646,469	$40,317,890

Current prices at year-end, used in standardized measure:
Oil (per barrel)	$89.88	$59.06
Gas(per Mcf)	$6.87	$4.96

Equity in Partnership Reserves

The reserve information presented above does not include the Company’s share of reserves held by a limited partnership which is accounted for under the equity method of accounting. The following table presents the Company’s estimated share of the oil and gas reserves held by the limited partnership as of December 31, 2007.

	Oil (Bbl)	Gas (Mcf)
Oil and gas volumes:
Proved developed	277,000	10,154,000
Proved undeveloped	74,000	2,927,000

Total	351,000	13,081,000

Standardized measure of discounted future cash flows		$22,448,117

Signatures

Pursuant to the requirements of Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant”)

Dated: March 28, 2008	/s/ Frank A. Lodzinski
Frank A. Lodzinski, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints FRANK A. LODZINSKI and HOWARD E. EHLER his true and lawful attorneys-in-fact and agents, each acting alone, with full power of stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-KSB for the year ended December 31, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Frank A. Lodzinski	President, Chief Executive Officer	March 28, 2008
Frank A. Lodzinski	(principal executive officer) and Director

/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	March 28, 2008
Howard E. Ehler

/s/ Collis P. Chandler, III	Director	March 28, 2008
Collis P. Chandler, III

/s/ Christopher W. Hunt	Director	March 28, 2008
Christopher W. Hunt

/s/ Jay F. Joliat	Director	March 28, 2008
Jay F. Joliat

/s/ Scott R. Stevens	Director	March 28, 2008
Scott R. Stevens

/s/ Nick L. Voller	Director	March 28, 2008
Nick L. Voller

/s/ Michael A. Vlasic	Director	March 28, 2008
Michael A. Vlasic

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

GEORESOURCES, INC.

(Commission File Number: 0-8041)

EXHIBIT INDEX

FOR

Form 10-KSB for the year ended December 31, 2007.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)

Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007. (1)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15

Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (3)

10.20

First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21

Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22

Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23

Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24

Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P., as borrower, and Wachovia Bank, National Association. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27

First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28

Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29

Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007, between the Registrant and Wachovia Bank National Association. (2)

10.32	Limited Partner Interest Purchase and Sale Agreement, dated October 16, 2007, between the Registrant and TIFD III-X, LLC (2)

10.33	Amended and Restated Credit Agreement, dated October 16, 2007, between the Registrant and Wachovia Bank National Association (2)

11.1	Statement regarding computation of per share earnings. See our consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Grant Thornton LLP. (1)

24.1	Power of Attorney – See the signature page hereof.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.