Form 10KSB/A
period 2007-12-31
GEORESOURCES INC
filed 2008-04-03
CIK 41023

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

At March 27, 2008, the aggregate market value of the common stock of the issuer (it has no non-voting common stock) held by non-affiliates of the issuer was approximately $81,556,000.

As of March 27, 2008, the issuer had 14,703,383 shares of its common stock outstanding.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the GeoResources, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2007 is filed for the purpose of correcting the amounts stated in the tables relating to hedged volumes of crude oil and natural gas contained on page 39 and in Note F to the consolidated financial statements in this Annual Report. This Amendment does not amend any other information, including any financial data in this Annual Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date the Form 10-KSB was originally filed.

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

	Total Volume	Floor Price	Ceiling/Swap Price Per Bbl/Mmbtu
Crude Oil Contracts (Bbls.):
Swap Contracts:
2008	314,008		$80.19
2009	368,004		$76.00
2010	321,996		$74.71
2011	282,000		$74.37

Costless collar contracts:
2008	120,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap Contracts:
2009	779,268		$4.79
2009	427,200		$5.61
Costless collar contracts:
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45
2008	1,637,000	$7.00	$9.80
2009	275,532	$7.00	$10.75
2010	1,287,000	$7.00	$9.90
2011	1,079,000	$7.00	$9.20

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

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007. (2)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

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

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (4)

10.20

First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (4)

10.21

Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.22

Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.23

Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.24

Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (4)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P., as borrower, and Wachovia Bank, National Association. (4)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (4)

10.27

First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (4)

10.28

Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (4)

10.29

Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (4)

10.30	Credit Agreement dated September 26, 2007, between the Registrant and Wachovia Bank National Association. (3)

10.32	Limited Partner Interest Purchase and Sale Agreement, dated October 16, 2007, between the Registrant and TIFD III-X, LLC (3)

10.33	Amended and Restated Credit Agreement, dated October 16, 2007, between the Registrant and Wachovia Bank National Association (3)

11.1	Statement regarding computation of per share earnings. See our consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (4)

23.1	Consent of Grant Thornton LLP. (1)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007 filed on March 28, 2008.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(4)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.

Item 14.	Principal Accountant Fees and Services

During 2007 and 2006, we paid the following fees to our principal accountants:

	2007	2006
Audit Fees	$239,475	$36,375
Audit Related Fees	—	1,665
Tax Fees	—	6,527
All Other Fees	—	—

	$239,475	$44,567

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

	Total Volume	Floor Price	Ceiling/ Swap Price
Crude Oil Contracts (Bbls.):
Swap Contracts:
2008	314,008		$80.19
2009	368,004		$76.00
2010	321,996		$74.71
2011	282,000		$74.37
Costless collar contracts:
2008	120,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap Contracts:
2009	779,268		$4.79
2009	427,200		$5.61
Costless collar contracts:
2008	30,000	$7.50	$9.30
2008	90,000	$8.00	$8.45
2008	1,637,000	$7.00	$9.80
2009	275,532	$7.00	$10.75
2010	1,287,000	$7.00	$9.90
2011	1,079,000	$7.00	$9.20

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

GEORESOURCES, INC. (the “Registrant”)

Dated: April 3, 2008	/s/ Frank A. Lodzinski
Frank A. Lodzinski, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date

	/s/ Frank A. Lodzinski	President, Chief Executive Officer	April 3, 2008
	Frank A. Lodzinski	(principal executive officer) and Director

	/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	April 3, 2008
Howard E. Ehler

	/s/ Collis P. Chandler, III*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

	/s/ Christopher W. Hunt*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

	/s/ Jay F. Joliat*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

	/s/ Scott R. Stevens*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

	/s/ Nick L. Voller*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

	/s/ Michael A. Vlasic*	Director	April 3, 2008
By:	Frank A. Lodzinski
Attorney-in-Fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

GEORESOURCES, INC.

(Commission File Number: 0-8041)

EXHIBIT INDEX

FOR

Form 10-KSB/A for the year ended December 31, 2007.

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

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007. (2)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

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

10.16	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on April 23, 2007.

10.17	Form of Subscription Agreement, incorporated by reference as Exhibit 10.17 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.18	Form of Registration Rights Agreement, incorporated by reference as Exhibit 10.18 to the Registrant’s Form 8-K filed with the Commission on July 20, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (4)

10.20

First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (4)

10.21

Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.22

Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.23

Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (4)

10.24

Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (4)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P., as borrower, and Wachovia Bank, National Association. (4)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (4)

10.27

First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (4)

10.28

Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (4)

10.29

Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (4)

10.30	Credit Agreement dated September 26, 2007, between the Registrant and Wachovia Bank National Association. (3)

10.32	Limited Partner Interest Purchase and Sale Agreement, dated October 16, 2007, between the Registrant and TIFD III-X, LLC (3)

10.33	Amended and Restated Credit Agreement, dated October 16, 2007, between the Registrant and Wachovia Bank National Association (3)

11.1	Statement regarding computation of per share earnings. See our consolidated financial statements.

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (4)

23.1	Consent of Grant Thornton LLP. (1)

24.1	Power of Attorney. (2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007 filed on March 28, 2008.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(4)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.