Form 10-Q
period 2008-09-30
GEORESOURCES INC
filed 2008-11-12
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of equity	Outstanding at November 10, 2008
Common stock, par value $.01 per share	16,236,717 shares

Item 1 - Financial Statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$26,187	$24,430
Accounts receivable:
Oil and gas revenues	19,681	20,365
Joint interest billings and other	3,715	3,913
Affiliated partnerships	4,397	3,360
Notes receivable	120	600
Prepaid expenses and other	3,276	1,430

Total current assets	57,376	54,098

Oil and gas properties, successful efforts method:
Proved properties	207,273	187,641
Unproved properties	4,697	5,140
Office and other equipment	1,013	996
Land	96	96

	213,079	193,873
Less accumulated depreciation, depletion and amortization	(21,888)	(12,430)

Net property and equipment	191,191	181,443

Other assets:
Equity in oil and gas limited partnerships	3,328	1,880
Deferred financing costs and other	2,473	2,937

	$254,368	$240,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,589	$11,374
Accounts payable to affiliated partnerships	17,861	9,538
Revenues and royalties payable	15,425	14,567
Drilling advances	212	882
Accrued expenses	4,659	3,839
Derivative financial instruments	12,630	6,527

Total current liabilities	58,376	46,727
Long-term debt	50,000	96,000
Deferred income taxes	12,976	6,476
Asset retirement obligations	5,282	7,827
Derivative financial instruments	22,004	15,296
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 100,000,000 shares; 16,236,717 in 2008 and 14,703,383 in 2007 shares issued and outstanding	162	147
Additional paid-in capital	112,324	79,690
Accumulated other comprehensive income (loss)	(32,074)	(19,310)
Retained earnings	25,318	7,505

Total stockholders’ equity	105,730	68,032

	$254,368	$240,358

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Revenue:
Oil and gas revenues	$21,763	$7,513	$69,344	$18,110
Partnership management fees	585	301	1,419	713
Property operating income	381	400	1,052	1,082
Gain (loss) on sale of property and equipment	308	—	2,269	(15)
Partnership income	366	116	1,021	329
Interest and other	190	305	640	818

Total revenue	23,593	8,635	75,745	21,037
Expenses:
Lease operating expense	5,594	2,368	17,174	5,683
Severance taxes	2,088	605	6,405	1,407
Re-engineering and workovers	649	302	2,331	734
Exploration and impairment expense	29	—	531	—
General and administrative expense	1,688	1,258	5,333	4,506
Depreciation, depletion and amortization	3,833	1,728	11,283	4,589
Hedge ineffectiveness	(890)	3	47	—
Interest	975	25	3,858	381

Total expense	13,966	6,289	46,962	17,300

Income before income taxes	9,627	2,346	28,783	3,737

Income taxes:
Current	1,679	553	4,438	649
Deferred	2,149	381	6,532	2,139

	3,828	934	10,970	2,788

Net income	$5,799	$1,412	$17,813	$949

Net income per share (basic)	$0.36	$0.10	$1.16	$0.08

Net Income per share (diluted)	$0.35	$0.10	$1.14	$0.08

Weighted average shares outstanding (basic)	16,237	14,703	15,385	11,639

Weighted average shares outstanding (diluted)	16,441	14,703	15,582	11,639

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2008

(In thousands except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Par value
Balance, December 31, 2007	14,703,383	$147	$79,690	$7,505	$(19,310)	$68,032

Issuance of common stock, net of stock issue costs of $2,313,000	1,533,334	15	32,172			32,187

Comprehensive income:
Net income				17,813		17,813
Change in fair market value of hedged positions					(25,134)	(25,134)
Net realized hedging losses charged to income					12,370	12,370

Total comprehensive income						5,049

Equity based compensation expense			462			462

Balance, September 30, 2008	16,236,717	$162	$112,324	$25,318	$(32,074)	$105,730

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,813	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,283	4,589
(Gain) loss on sale of property and equipment	(2,269)	15
Impairment of unproved properties	483	—
Accretion of asset retirement obligations	304	79
Hedge ineffectiveness loss	47	—
Partnership income	(1,021)	(329)
Partnership distributions	551	122
Deferred income taxes	6,532	2,139
Non-cash compensation	462	422
Changes in assets and liabilities:
Increase in accounts receivable	(155)	(11,046)
Decrease in notes receivable	555	—
Decrease (increase) in prepaid expense and other	(1,499)	489
Increase in accounts payable and accrued expenses	5,514	13,174

Net cash provided by operating activities	38,600	10,603
Cash flows from investing activities:
Proceeds from sale of property and equipment	20,960	1,750
Additions to property and equipment	(43,012)	(12,277)
Investment in oil and gas limited partnership	(978)	(1,632)

Net cash used in investing activities	(23,030)	(12,159)
Cash flows from financing activities:
Issuance of common stock, net of stock issue cost of $2,183,000	32,187	23,518
Distributions to stockholders	—	(4,007)
Issuance of long-term debt	—	3,000
Reduction of long-term debt	(46,000)	(9,800)

Net cash provided by (used in) financing activities	(13,813)	12,711

Net increase in cash and cash equivalents	1,757	11,155
Cash and cash equivalents at beginning of period	24,430	6,217

Cash and cash equivalents at end of period	$26,187	$17,372

Supplementary information:
Interest paid	$3,708	$333
Income taxes paid	$4,210	$1,750
Non-cash net asset acquire in merger transactions:
GeoResources	$—	$23,827
PICA Energy, LLC	$—	$11,703
Yuma property interests	$—	$3,338

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A: Organization and Summary of Significant Accounting Policies

Merger

On April 17, 2007, pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), GeoResources, Inc. (“GeoResources” or the “Company”), a Colorado corporation, acquired Southern Bay Oil & Gas, L.P. (“Southern Bay”), a Texas limited partnership, PICA Energy, LLC (“PICA”), a Colorado limited liability company and subsidiary of Chandler Energy LLC, and certain oil and gas properties in exchange for 10,690,000 shares of common stock (the “Merger”). These transactions resulted in a change in stockholder control of the Company. As a result of the Merger, the former Southern Bay partners received a majority of the outstanding common stock of the Company and thus, obtained voting control of the Company. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources and PICA by Southern Bay. Therefore, the results of operations and cash flows as presented herein for the three and nine months ended September 30, 2008 are those attributable to the combined entities. The results of operations and cash flows for the nine months ended September 30, 2007 are those attributable to the former Southern Bay entity for the entire nine months and those of the combined entity for the period from April 18, 2007 through September 30, 2007.

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

NOTE B: Acquisitions and Sales

Merger

The net assets of the acquired GeoResources and PICA as well as certain other acquired oil and gas properties pursuant to the Merger were recorded at fair value using the purchase method of accounting, as required by generally accepted accounting principles. Such net assets consisted of cash and other current assets and liabilities, oil and gas properties, certain mineral leases and options, and debt. The fair value of the net assets acquired in these purchases was based on the average trading price of GeoResources common stock immediately before and after the public announcement of the Merger Agreement, of $6.29 per share.

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

Pro Forma Results of Operations

The following summary presents unaudited pro forma information for the nine month period ended September 30, 2007 as if the Merger and Acquisition had been consummated at January 1, 2007 respectively (in thousands except share data).

Nine months ended September 30, 2007
Total revenue	$50,637
Income before income taxes	$6,970
Net income	$3,018
Net income per share: basic and diluted	$0.21
Weighted average shares outstanding at September 30, 2007	14,616,446

Other Acquisitions and Sales

In January 2007, Southern Bay formed two entities in connection with the acquisition of producing oil and gas properties located in southeast Texas. Catena Oil & Gas LLC (“Catena”) was formed as an indirect wholly-owned subsidiary of Southern Bay and SBE Partners LP (“SBE”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as the sole limited partner with a 98% partnership interest. In February, 2007 these entities paid cash of $82 million to acquire certain southeast Texas properties. Catena purchased 8% of the interests and SBE purchased the remaining 92%. Catena’s share of the property purchase price was $6.6 million, and its general partner contribution to SBE was $1.6 million. Southern Bay funded these amounts with additional capital contributions from its partners of $5.0 million, borrowings under its bank credit agreement of $3.0 million and working capital of $200,000. The Company’s investment in SBE is accounted for under the equity method of accounting.

In May 2008, Southern Bay, through Catena, formed an entity in connection with the acquisition of producing oil and gas properties located throughout Oklahoma. OKLA Energy Partners LP (“OKLA”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as the sole limited partner with a 98% partnership interest. In May, 2008, these entities paid cash of $61.7 million to acquire certain Oklahoma properties. Catena, purchased 18% of the interests and OKLA purchased the remaining 82%. Catena’s share of the property purchase price was $12.8 million, and its general partner contribution to OKLA was $978,000. The Company’s investment in OKLA is accounted for under the equity method of accounting.

In January 2008, the Company sold all of its interest in the Grand Canyon Unit, a property acquired in the Merger. This property, located in Otsego County, Michigan, was sold to an unaffiliated party for $6.6 million in cash. The carrying value of this property at the date of the sale was equal to the selling price; therefore, no gain or loss was recognized on sale.

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

In May 2008, the Company closed certain property sales. These sales consisted of seven non-core fields in Louisiana and Texas and were sold for approximately $11.8 million. The Company recognized a gain of $1.5 million related to these sales.

In September 2008, the Company acquired producing properties in Oklahoma from an unaffiliated party for $3.6 million in cash. The acquired properties are operated by the Company. The purchase price was allocated to oil and gas properties.

NOTE C: Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

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

The Company estimates that its effective tax rate for the year ending December 31, 2008 will be approximately 38%. Income tax expense of $11.0 million and $2.8 million was recognized for the nine month periods ended September 30, 2008 and 2007, respectively. Income tax expense of $3.8 million and $900,000 was recognized for the three month periods ended September 30, 2008 and 2007, respectively.

FIN 48-Uncertain Tax Positions

The Company also accounts for income taxes under the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, and FSP FIN 48-1, which provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criteria and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

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

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in its Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current quarter or nine months then ended. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009.

NOTE E: Long-Term Debt

On September 26, 2007, the Company entered into a Credit Agreement with Wachovia Bank (the “Bank”), as Administrative Agent and Issuing Bank and the Bank and U.S. Bank as Lenders. This agreement provided for a Senior Secured Revolving Credit Facility in the maximum amount of $100 million, with an initial borrowing base of $35 million.

On October 16, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with the Bank as Administrative agent, Issuing Bank, Sole Lead Arranger and Sole Bookrunner. This agreement provides for financing of up to $200 million to the Company. The initial borrowing base of the Amended Credit Facility was $110 million, subject to redetermination on April 1 and October 1 of each year. As of September 30, 2008, the borrowing base had been reduced to $95 million due to the sales of certain non-core oil and gas properties. The amounts borrowed under this Amended Credit Agreement bear interest at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.25% or (b) the prime lending rate of the Bank plus .5% to 1.25%, depending on the amount borrowed under the Amended Credit Agreement. Principal amounts outstanding under this Amended Credit Agreement are due and payable in full at maturity on October 16, 2010. The Amended Credit Agreement also requires the payment of commitment fees to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.375% to 0.50% per year depending on the amount of borrowing base utilization. The Company is also required to pay customary letter of credit fees. All of the obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. In addition, the Amended Credit Agreement requires the maintenance of certain financial ratios, contains customary affirmative covenants, and provides for customary events of default.

On October 16, 2007, the Company borrowed $96 million under the Amended Credit Agreement, in connection with the AROC Energy acquisition. The Company also paid the Bank transaction fees of $1.25 million as well as underwriting fees and other loan costs totaling $1.25 million. At September 30, 2008, the outstanding principal balance was $50.0 million. The annual interest rate in effect at September 30, 2008 was 6.22% on the entire amount of the outstanding principal.

Also, in October 2007, the Company entered into an interest rate swap agreement with the Bank, providing a fixed rate of 4.29% on a notional $50,000,000 through October 16, 2010. As of September 30, 2008, the Company has recorded a liability of $1.1 million, of which $539,000 is current, related to this hedge. The fair market value of the interest rate swap at December 31, 2007 was a liability of $854,000, of which $477,000 was classified as a current liability.

On November 5, 2008, the borrowing base under the Amended Credit Agreement was increased to $100 million and the agreement was amended to provide for interest rates at either (a) LIBOR plus 1.75% to 2.50% or (b) the prime lending rate plus .75% to 1.5%, depending on the amount borrowed.

At September 30, 2008, accumulated other comprehensive loss included $1.1 million of unrecognized losses, representing the inception to date change in mark-to-market value of the Company’s interest rate swap, designated as a hedge, as of the balance sheet date. For the nine months ended September 30, 2008, the Company recognized realized cash settlement losses of $187,000 related to this swap. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at September 30, 2008, the Company expects to reclassify net losses of $539,000 into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

NOTE F: Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration, in accordance with applicable local, state and federal laws. In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the Company determines its obligation by calculating the present value of estimated cash flows related to plugging and abandonment obligations. The changes to the Asset Retirement

Obligations (“ARO”) for oil and gas properties and related equipment during the nine months ended September 30, 2008, are as follows (in thousands):

Asset retirement obligation, January 1, 2008	$7,827
Additional liabilities incurred	126
Accretion expense	304
Obligations on sold properties	(2,906)
Settled obligations	(69)

Asset retirement obligation, September 30, 2008	$5,282

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

At September 30, 2008, accumulated other comprehensive loss consisted of $30,974,000 of unrecognized losses, representing the inception to date change in mark-to-market value of the effective portion of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date. For the three and nine month periods ended September 30, 2008, the Company recognized realized cash settlement losses on commodity derivatives of $4,257,000 and $12,183,000, respectively. For the three and nine month periods ended September 30, 2007, the Company recognized realized settlement losses on commodity derivatives of $534,000 and $1,255,000, respectively. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at September 30, 2008, the Company expects to reclassify net losses of $12,091,000 into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially. At September 30, 2008, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Total Annual Volume	Floor Price	Ceiling/ Swap Price
Crude Oil Contracts (Bbls.):
Swap contracts:
2008 (remainder)	78,500		$80.19
2009	368,000		$76.00
2010	322,000		$74.71
2011	282,000		$74.37

Costless collar contracts:
2008 (remainder)	30,000	$65.00	$75.10

Natural Gas Contracts (Mmbtu):
Swap contracts:
2009 (terminated Oct. 17, 08)	779,268		$4.785
2009 (terminated Oct. 17, 08)	427,200		$5.61

Costless collar contracts :
2008 (remainder)	30,000	$8.00	$8.45
2008 (remainder)	407,250	$7.00	$9.80
2009	275,530	$7.00	$10.75
2010	1,287,000	$7.00	$9.90
2011	1,079,000	$7.00	$9.20

The fair market value of these hedge contracts at September 30, 2008 was a liability of $33,534,000 of which $12,091,000 was classified as a current liability. The fair market value of these hedge contracts at December 31, 2007 was a liability of $20,696,000, of which $6,051,000 was classified as a current liability. During the three months ended September 30, 2008, the Company recognized a gain of $890,000 due to hedge ineffectiveness on these hedge contracts versus a loss of $3,000 in the same period during 2007. During the nine month period ended September 30, 2008, the Company recognized a loss due to hedge ineffectiveness of $47,000. During the same period in 2007 no gain or loss due to hedge ineffectiveness was recognized.

Subsequent to the end of the quarter, on October 17, 2008, the Company paid $2,975,000 to cancel its 2009 natural gas swaps that were previously accounted for as cash flow hedges. The cancelation of these swaps will reduce net income in the fourth quarter of 2008 by $437,000. The remainder of the cost to cancel was previously recognized as part of the AROC Energy acquisition or through ineffectiveness charges. The canceled swaps were acquired as part of the AROC Energy acquisition discussed in Note B.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2008
Current portion of derivative financial instrument liability (1)	—	$12,630,000	—	$12,630,000
Long-term portion of derivative financial instrument liability (2)	—	$22,004,000	—	$22,004,000

(1)	Includes Interest Rate Swap ($539,000) and Commodity Derivative Instruments ($12,091,000)
(2)	Includes Interest Rate Swap ($561,000) and Commodity Derivative Instruments ($21,443,000)

The Company does not have any assets measured at fair value on a recurring basis as of September 30, 2008.

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

NOTE I: Private Placement Offering

On June 5, 2008, the Company issued 1,533,334 shares of common stock and 613,336 warrants to non-affiliated accredited investors pursuit to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $22.50 per share. The warrants have a term of five years with an exercise price of $32.43 but cannot be exercised before six months after the closing of the private placement. The gross proceeds of $34.5 million were reduced by placement fees and issue costs of $2.3 million.

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

The Company accounts for these stock options under the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” and, accordingly, recognized compensation expense based upon the fair value of the option at the date of grant determined by the Black-Scholes option pricing model. During the three and nine months ended September 30, 2008, the Company included stock-based compensation expense in general and administrative expenses of $164,000 and $462,000, respectively. As of September 30, 2008, the future pre-tax expense of non-vested stock options is $1.2 million to be recognized through 2011.

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

Accounts receivable at September 30, 2008 and December 31, 2007, includes $3,714,000 and $3,360,000 respectively, due from SBE Partners LP (“SBE Partners”). Accounts receivable at September 30, 2008, also includes $683,000 due from OKLA Energy Partners LP. Both of these partnerships are oil and gas limited partnerships for which a subsidiary of the Company serves as general partner. These amounts represent the limited partnerships’ share of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Accounts payable at September 30, 2008, and December 31, 2007, includes $16,003,000 and $9,538,000, respectively, due to the SBE Partners for oil and gas revenues collected on its behalf. Accounts payable at September 30, 2008, also includes $1,858,000 due to OKLA Energy for oil and gas revenues collected on its behalf.

The Company earned partnership management fees during the three month periods ended September 30, 2008, and 2007, of $585,000 and $301,000, respectively. The Company earned partnership management fees during the nine month periods ended September 30, 2008, and 2007, of $1,419,000 and $713,000, respectively.

Subsidiaries of the Company operate the majority of oil and gas properties in which the two limited partnerships have an interest. Under this arrangement, the Company collects revenues from purchasers and incurs property operating and development expenditures on each partnership’s behalf. These revenues are paid monthly to each partnership, which in turn reimburses the Company for the partnership’s share of expenditures.

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

Forward-Looking Information

Certain of the statements in all parts of this document, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent or Company engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company’s expectations are discussed herein and in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

General Overview

We are an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities. We are currently focused in Texas, Louisiana, Oklahoma, North Dakota, Montana and Colorado. As further discussed herein, future growth in assets, earnings, cash flows and share values are dependent upon our ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs.

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

Our business strategy is to acquire, discover and develop oil and gas reserves and achieve continued growth. Management continues to focus on reducing operating and administrative costs on a per unit basis. In addition, we have attempted to mitigate downward price volatility by using commodity price hedging, and emphasize development drilling and exploration. Following is a brief outline of our current plans.

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

As more fully discussed in Note B to the consolidated financial statements in Part I of this Form 10-Q, on October 16, 2007, we acquired the limited partnership interest in an affiliated limited partnership from the non affiliated limited partner for $91.1 million. As a result, we then owned 100% of this limited partnership which held oil and gas property interests in Louisiana, the Gulf Coast, South Texas, the Permian Basin and the Black Warrior Basin. We subsequently dissolved the partnership and integrated the oil and gas properties into our existing operations. As part of our ongoing property review, we divested certain of the purchased properties and may divest certain additional purchased properties that no longer meet our primary objectives.

In February 2008, we acquired producing properties located in the Williston Basin of North Dakota and Montana for a purchase price of $7.9 million in cash. The properties are operated by the Company.

In May 2008, we acquired properties located throughout the state of Oklahoma which included 200 producing wells and approximately 100 additional drilling locations. In conjunction with this acquisition, a partnership was formed with a large institutional investor as limited partner. A wholly-owned subsidiary of the Company acquired both a direct 18% working interest in the properties and a 2% general partner in this partnership. Our share of the acquisition purchase price of $61.7 million was $12.8 million, and our general partner contribution was $978,000. This acquisition was funded with the proceeds from the divestitures discussed below.

In September 2008, the Company acquired producing properties in Oklahoma from an unaffiliated party for $3.6 million in cash. The acquired properties are operated by the Company.

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

In February 2008, the Company sold its interests in certain oil and gas properties to unaffiliated parties for $1.8 million and recognized a gain of $430,000. In May 2008, the Company closed the sales of certain other non-core oil and gas properties in Louisiana and Texas to unaffiliated parties for approximately $11.8 million. These sales were part our planned property divestiture program. The properties, which were producing approximately 390 BOPD, included fields located in inland waters with short production lives, limited upside, high operating and administrative costs and significant plugging and abandonment obligations. Our divestures will allow us to focus on activities that have greater development and exploration potential and therefore, higher potential returns.

Results of Operations

Three months ended September 30, 2008, compared to three months ended September 30, 2007

The Company recorded net income of $5,799,000 for the three months ended September 30, 2008 compared to net income of $1,412,000 for the same period in 2007. This $4,387,000 increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$14,250
Lease operating expenses	(3,226)
Production taxes	(1,483)
Exploration expense	(29)
Re-engineering and workovers	(347)
General and administrative expenses (“G&A”)	(430)
Depletion, depreciation and amortization expense (“DD&A”)	(2,105)
Net interest income (expense)	(1,065)
Hedge ineffectiveness	893
Gain (loss) on sale of property	308
Other income—net	515

Income before income taxes	7,281
Provision for income taxes	(2,894)

Net increase	$4,387

The following discussion applies to the above changes.

Net revenues from oil and gas sales increased $14,250,000, or 190%. Properties acquired from AROC Energy LP in October 2007, accounted for $13,876,000 of the increase. Revenue decreased due to properties sold during the second quarter of 2008 by $217,000. The remaining $591,000 resulted primarily from increases in commodity prices and increases in production volumes. Price and production comparisons are set forth in the following table. Properties acquired from AROC Energy LP accounted for increased production of approximately 319,000 Mcf of gas and approximately 78,000 barrels of oil during the third quarter of 2008. Properties sold during the second quarter of 2008 accounted for decreased production of approximately 1,800 Mcf of gas and approximately 2,500 barrels of oil.

	Percent increase (decrease)	Three Months Ended September 30,
		2008	2007
Gas Production (MMcf)	119%	723	330
Oil Production (MBbls)	90%	167	88
Barrel of oil equivalent (MBOE)	101%	288	143
Average Price Gas Before Hedge Settlements (per Mcf)	68%	$9.13	$5.45
Average Price Oil Before Hedge Settlements (per Bbl)	64%	$116.01	$70.80
Average Realized Price Gas (per Mcf)	62%	$9.12	$5.63
Average Realized Price Oil (per Bbl)	41%	$90.60	$64.08

Lease operating expenses increased from approximately $2,368,000 in the third quarter of 2007 to $5,594,000 for the same period in 2008, an increase of $3,226,000 or 136%. Properties acquired from AROC Energy LP accounted for $2,591,000 of the increase. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased by $2.90 or 18% as a result of higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. Re-engineering and workover costs increased by $347,000 from $302,000 to $649,000, due to increased emphasis on restoring and enhancing existing production capabilities. Production taxes increased by $1,483,000 or 245%, due to increased production volumes and revenues.

G&A increased $430,000 due primarily to overall business expansion, as well as increases in salaries and other overhead expenses, partially offset by cost reductions resulting from the centralization of certain functions.

The increase in DD&A expense attributable to the properties acquired from AROC Energy LP was $1,869,000. The remaining increase of $236,000 was due to property additions subsequent to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $950,000 due to higher debt levels in the third quarter of 2008 compared to the same period in 2007. As of September 30, 2008, we had outstanding debt of $50,000,000 compared to a balance of zero as of September 30, 2007. During the third quarter of 2008 and 2007, our average outstanding debt was approximately $50,000,000 and zero, respectively. Interest income decreased by $115,000 in the third quarter of 2008 over the same period of 2007, due to lower interest rates on average invested cash balances.

In the third quarter of 2008 the gain from hedge ineffectiveness was $890,000, compared to an expense of $3,000 for the same period in 2007. In the first quarter of 2008 there was a larger differential between the market benchmark used for hedging and the prices we realized on sales of oil and gas. This, combined with an increased liability, caused us to record a large ineffectiveness loss. In the second and third quarters of 2008 our realized price was more consistent with the market benchmark used for hedging therefore the cumulative ineffectiveness charge was reduced and we recorded a gain on hedge ineffectiveness.

Other income increased by $515,000 in the third quarter of 2008 compared to the same period in 2007 due to increased partnership management fees of $284,000 and increased partnership income of $250,000; these increases were offset by a decrease in property operating income of $19,000. Additionally, in the third quarter of 2008 we had a net gain on sales of non-core properties and other assets of $308,000.

Income tax expense for the third quarter of 2008 was $3,828,000 compared to $934,000 for the same period in 2007. Our income tax expense increased significantly as a result of significantly higher pre-tax earnings. Our effective tax rate during the third quarter of 2008 and 2007 was approximately 40%.

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

The Company recorded net income of $17,813,000 for the nine months ended September 30, 2008 compared to a net income of $949,000 for the same period in 2007. This $16,864,000 increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$51,234
Lease operating expenses	(11,491)
Production taxes	(4,998)
Exploration expense	(531)
Re-engineering and workovers	(1,597)
General and administrative expenses (“G&A”)	(827)
Depletion, depreciation and amortization expense (“DD&A”)	(6,694)
Net interest income (expense)	(3,655)
Hedge ineffectiveness	(47)
Gain (loss) on sale of property	2,284
Other income—net	1,368

Income before income taxes	25,046
Provision for income taxes	(8,182)

Net increase	$16,864

The following discussion applies to the above changes.

Net revenues from oil and gas sales increased $51,234,000, or 283%. Properties acquired in the Merger and from AROC Energy LP accounted for $3,185,000 and $42,448,000 of the increase, respectively. The remaining $5,601,000 increase resulted primary from increases in commodity prices and increases in production volumes. Price and production comparisons are set forth in the following table. Properties acquired in the Merger accounted for increased production of approximately 51,000 barrels of oil during the nine month period ended September 30, 2008. Properties acquired from AROC Energy LP accounted for increased production of approximately 1,121,000 Mcf of gas and approximately 293,000 barrels of oil during the nine month period ended September 30, 2008.

	Percent increase (decrease)	Nine Months Ended September 30,
		2008	2007
Gas Production (MMcf)	155%	2,251	883
Oil Production (MBbls)	156%	553	216
Barrel of oil equivalent (MBOE)	156%	928	363
Average Price Gas Before Hedge Settlements (per Mcf)	47%	$9.24	$6.29
Average Price Oil Before Hedge Settlements (per Bbl)	71%	$109.81	$64.07
Average Realized Price Gas (per Mcf)	41%	$8.82	$6.26
Average Realized Price Oil (per Bbl)	53%	$89.50	$58.40

Lease operating expenses increased from approximately $5,683,000 during the nine months ended September 30, 2007, to $17,174,000 for the same period in 2008, an increase of $11,491,000 or 202%. Properties acquired in the Merger and from AROC Energy LP accounted for $1,434,000 and $8,154,000 of the increase, respectively. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs increased by $2.83 or 18% as a result of higher costs due to an unprecedented demand for personnel, materials, services and rigs caused by high commodity prices. Re-engineering and workover costs increased by $1,597,000 from $734,000 to $2,331,000, due to our increased emphasis on restoring and enhancing existing production capabilities. Production taxes increased by $4,998,000 or 355%, due to increased production volumes and revenues.

G&A increased $827,000 due primarily to overall business expansion as well as increases in salaries and other overhead expenses, partially offset by cost reductions resulting from centralization of certain functions.

The increase in DD&A expense attributable to the properties acquired from AROC Energy LP was $5,934,000. The remaining increase of $760,000 was due to property additions subsequent to the Merger, partially offset by lower net capitalized costs on other properties.

Interest expense increased by $3,477,000 due to higher debt levels during the nine months ended September 30, 2008, compared to the same period of 2007. As of September 30, 2008, we had outstanding debt of $50,000,000 compared to a balance of zero as of September 30, 2007. During the nine month period ended September 30, 2008, and 2007, our average outstanding debt was approximately $73,000,000 and $2,500,000, respectively. Interest income decreased by $178,000 during the nine month period ended September 30, 2008, compared to the same period of 2007, due to lower interest rates on average invested cash balances.

During the nine month period ended September 30, 2008, the losses from hedge ineffectiveness were $47,000, compared to zero for the same period in 2007. This resulted from fluctuations in the market value of the liability associated with our hedge contracts. Since September 30, 2007, commodity prices have experienced significant fluctuations therefore the gain or loss associated with the ineffective portions of our hedges has also fluctuated.

Other income increased by $1,368,000 during the nine month period ended September 30, 2008, compared to the same period in 2007, due to increased partnership management fees of $706,000 and increased partnership income of $692,000. These increases were partially offset by a decrease in property operating income of $30,000. Additionally, during the nine months ended September 30, 2008, we had a net gain on sales of non-core properties and other assets of $2,269,000.

Income tax expense for the nine month period ended September 30, 2008, was $10,970,000 compared to $2,788,000 for the same period in 2007. Income tax expense increased due to increased pre-tax earnings; our effective tax rate during the nine month period ended September 30, 2008, was approximately 38%.

Impact of Property Acquisitions, Divestitures and Development

We estimate that production volumes for the year 2008 will range from 700,000 to 725,000 Bbls of oil and from 2,900,000 to 3,100,000 Mcf of natural gas. The lower ends of these ranges represent an increase of approximately 79% and 76%, respectively, over 2007. Ranges are provided herein because estimates are dependent on the availability of rigs, materials and services, within the industry. These estimates are predicated on the results of operations for the nine months ended September 30, 2008, adjusted for production from properties sold, estimated production from properties acquired, and from our drilling and development program. We closed several divestitures of properties situated in state waters and onshore along the Gulf Coast in May 2008 and closed an acquisition in Oklahoma in June 2008. In the opinion of management, the acquired properties have longer productive lives and greater development and exploration potential than those properties which were sold. In addition, the Company reduced its estimated future abandonment expenses. However as a result of the divestitures, the Company has experienced a temporary net reduction in production volumes. As previously disclosed, divestitures resulted in reduced oil volumes by about 390 BOPD, while the Oklahoma acquisition will initially add about 600 Mcfd. Management expects to replace this net reduction by its drilling and development program, but due to availability of rigs, materials and services the timing cannot be predicted with accuracy.

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

Impact of Changing Prices and Costs

Our revenues and the carrying value of our oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices increased appreciably during 2007 and again during the first and second quarters of 2008 but retreated somewhat during the third quarter of 2008 and have dropped significantly since then. Average realized oil prices of $89.50 per Bbl, net of hedges, for the nine months ended September 30, 2008, were 53% higher than for the comparable period in 2007. Average realized natural gas prices of $8.82, net of hedges, for the nine months ended September 30, 2008, were 41% higher than for the comparable period in 2007. Such average realized prices for the nine months ended September 30, 2008, were affected by certain hedging activities. Should significant, further price decreases occur or should prices fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, we could experience difficulty in developing our assets and continuing our growth.

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

Liquidity and Capital Resources

We expect to finance our future acquisition, development and exploration activities through working capital, cash flow from operating activities, our bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional debt and equity securities. In addition, we intend to continue to partially finance our drilling activities through the sale of participations to industry partners on a promoted basis, whereby we will earn working interests in reserves and production greater than our proportionate capital cost. Financing activities in 2008 have resulted in a net reduction of debt of $46 million from the outstanding debt of $96 million at December 31, 2007. During 2007, we borrowed an additional $3,000,000, assumed $1,800,000 of debt in the Merger and repaid the entire balance outstanding of $9.8 million in late June 2007. In October 2007, we borrowed $96 million to finance a significant property acquisition as discussed in Note B of the consolidated financial statements. During the first quarter of 2008 we repaid $10 million in debt using cash flow from operations. During the second quarter of 2008 we completed a private placement of common stock and warrants to acquire common stock (discussed in Note I above) and used the net proceeds of $32 million plus additional cash flows from operations to reduce our debt by an additional $36 million.

Credit Facility

At September 30, 2008, we had a borrowing base of $95 million and our outstanding principal balance was $50 million. At September 30, 2008, we had unused remaining borrowing capacity of $45 million. In November 2008, our borrowing based was increased to $100 million.

Cash Flows from Operating Activities

For the nine months ended September 30, 2008, our net cash provided by operating activities was $38.6 million, up by $28.0 million from the same period in 2007, due primarily to favorable commodity price changes and increases in production resulting from acquisition and development activities, partially offset by increased general and administrative expenses. We expect the recent acquisitions and development activities to continue to increase cash provided by operating activities throughout the remainder of 2008 and 2009. We believe that we can continue to generate cash flows sufficient to allow us to continue with our planned capital program as long as the average price for a barrel of oil is greater than or equal to $50.

Cash Flows from Investing Activities

Cash applied to oil and gas capital expenditures for the nine months ended September 30, 2008 and 2007, was $43.0 million and $12.3 million, respectively. In 2008, we also realized cash of $20.9 million from the sale of properties compared to $1.7 million during the same period during 2007. In 2008, we invested $1.0 million in an oil and gas limited partnership which we are the general partner compared to $1.6 million invested in a different partnership during the same period during 2007. Capital expenditures for 2008 were financed with the proceeds from the sale of non-core properties and working capital. We expect to spend approximately $77.3 million in capital expenditures during the remainder of 2008 thru 2010.

During the remainder of 2008 and in 2009, we also expect to incur certain capital expenditures related to our existing portfolio of properties for re-engineering facilities (surface and down-hole), restoring shut-in wells to production and for recompletions. In addition, we expect to drill certain development wells in existing fields. We also expect to make additional capital expenditures during 2008 to maintain leases and complete the interpretation of 3-D seismic data associated with certain exploratory and development projects. We will continue our practice of soliciting partners, on a promoted basis, for higher risk projects.

2008-2009 Capital Budget

Based solely on our existing portfolio of properties and projects, we presently expect to incur the following capital expenditures during 2008 and 2009:

(in 000s)
Southern District:
Austin Chalk Development (1) (2)	$4,506
Drilling - Conventional and Horizontal (2)	14,282
Re-Engineering (4)	3,951
Water Flood Expansion	1,094
Quarantine Bay	5,413
Exploratory Drilling (3)	2,700
Acreage, Seismic and Other (5)	5,986

Northern District
Horizontal Development (2) (6)	10,978
Development Drilling	12,748
Re-Engineering (4)	614
Water Flood Expansion	4,675
Bakken & Gotic Shale (7)	7,321
Acreage, Seismic and Other (5)	3,000

Total	$77,268

(1)	Continuation of ongoing horizontal drilling and development program with an affiliated institutional partnership. The program includes eight scheduled wells with one drilling rig with certain other recompletion expenditures intended to further increase production in producing wells.
(2)	Includes both proved undeveloped and non-proved reserve potential.
(3)	Principally South Louisiana and Gulf Coast Texas.
(4)	Includes activities related to existing fields intended to enhance production and lower operating expenses. These expenditures include flow lines, facilities, compression, down-hole lift methods, recompletions and side-track drilling. We currently are in the midst of several such projects, including multiple wells within the fields budgeted.
(5)	Initial funds allocated for further expansion of acreage and prospect inventory.
(6)	Includes seven horizontal development wells within existing fields where we have working interests ranging from 66% to 100%.
(7)	Includes 25 wells where our working interest ranges from 3% to 9%. Also includes 18 wells where our working interest is 1% or less but where, in the opinion of management, such participation should provide valuable technical data related to the drilling operations and reservoir characteristics. Also includes one Bakken Shale test in Montana where we presently hold a 50% working interest.

In summary, our current scheduled drilling activities include diversified opportunities intended to develop reserves and increase production. The current budget includes: (i) 20 wells which have assigned proved undeveloped reserves and the potential for the development of non-proved reserves; (ii) 10 wells which do not have proved reserves assigned but have the potential of developing a resources gas play in Colorado; (iii) two potentially high impact exploratory wells in Quarantine Bay, Plaquemines Parish, Louisiana; (iv) 43 Bakken Shale wells; and (v) one well intended to test an emerging shale play in our Northern Region.

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

Cash Flows from Financing Activities

In the first nine months of 2008, financing activities provided $32.2 million in cash as a result of a private placement stock offering. Financing activities also used cash of $46.0 million in the reduction of our long-term debt.

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

The following is a list of contracts outstanding at September 30, 2008:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of September 30, 2008
						(in thousands)
Natural Gas
June-07	Collar	04/01/08	12/31/08	$8.00 - $8.45	30,000 MMBtu	13
October-07	Collar	01/01/08	12/31/08	$7.00 - $9.80	407,250 MMBtu	(121)
October-07	Collar	01/01/09	12/31/09	$7.00 -$10.75	275,530 MMBtu	(82)
October-07	Swap	01/01/09	12/31/09	$4.785	779,268MMBtu	(2,565)
October-07	Swap	01/01/09	12/31/09	$5.61	427,200 MMBtu	(1,061)
October-07	Collar	01/01/10	12/31/10	$7.00 - $9.90	1,287,000 MMBtu	(381)
October-07	Collar	01/01/11	12/31/11	$7.00 - $9.20	1,079,000 MMBtu	(319)
Crude Oil
June-07	Collar	01/01/08	12/31/08	$65.00 - $75.10	30,000 Bbls	(761)
October-07	Swap	01/01/08	12/31/08	$80.19	78,500 Bbls	(1,592)
October-07	Swap	01/01/09	12/31/09	$76.00	368,000 Bbls	(9,411)
October-07	Swap	01/01/10	12/31/10	$74.71	322,000 Bbls	(9,172)
October-07	Swap	01/01/11	12/31/11	$74.37	282,000 Bbls	(8,082)

						(33,534)

Item 4T.	Controls and Procedures

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

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affect, or are reasonably likely to affect, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	None

Item 3 – Defaults Upon Senior Securities	None

Item 4 – Submission of Matters to Vote of Security Holders	None

Item 5 – Other Information	None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007. (5)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (3)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.32	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC. (2)

10.33	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.34	Form of Purchase Agreement. (4)

10.35	Form of Warrant. (4)

10.36	Form of Registration Rights Agreement. (4)

10.37	Agreement of Limited Partnership for OKLA Energy Partners LP date May 20, 2008. (6)

10.38	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008. (1)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.
November 12, 2008

/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer (Principal Executive Officer)

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(a)    Exhibits.

3.1	Amended and Restated Articles of Incorporation dated June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated November 6, 2007.(5)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (3)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.25	December 22, 2004 Credit Agreement by and between Southern Bay Oil & Gas, L.P. as borrower and Wachovia Bank, National Association. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC. (2)

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.33	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.34	Form of Purchase Agreement. (4)

10.35	Form of Warrant. (4)

10.36	Form of Registration Rights Agreement. (4)

10.37	Agreement of Limited Partnership for OKLA Energy Partners LP date May 20, 2008. (6)

10.38	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008. (1)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.