Form 10-Q
period 2009-03-31
GEORESOURCES INC
filed 2009-05-08
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number – 0-8041

GEORESOURCES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0505444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cypress Station Drive, Suite 220 Houston, Texas	77090-1629
(Address of principal executive offices)	(Zip code)

(281) 537-9920

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicated by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of equity	Outstanding at May 8, 2009
Common stock, par value $.01 per share	16,241,717 shares

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:

Cash	$7,059	$13,967
Accounts Receivable
Oil and gas revenues	9,381	11,439
Joint interest billings and other	6,046	7,172
Affiliated partnerships	3,707	2,905
Notes receivable	120	120
Derivative financial instruments	8,309	8,200
Income taxes receivable	2,887	2,165
Prepaid expenses and other	4,564	3,923

Total current assets	42,073	49,891

Oil and gas properties, successful efforts method:

Proved properties	208,517	204,536
Unproved properties	2,415	2,409
Office and other equipment	752	1,025
Land	96	96

	211,780	208,066

Less accumulated depreciation, depletion and amortization	(30,242)	(26,486)

Net property and equipment	181,538	181,580

Equity in oil and gas limited partnerships	3,148	3,266

Derivative financial instruments	7,107	6,409

Deferred financing costs and other	3,108	2,388

	$236,974	$243,534

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,702	$10,750
Accounts payable to affiliated partnerships	5,464	10,310
Revenue and royalties payable	11,591	11,701
Drilling advances	1,395	2,169
Accrued expenses	2,079	1,506
Derivative financial instruments	2,220	1,572

Total current liabilities	29,451	38,008

Long-term debt	40,000	40,000

Deferred income taxes	19,198	17,868

Asset retirement obligations	5,291	5,418

Derivative financial instruments	916	1,245

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued and outstanding: 16,241,717	162	162
Additional paid-in capital	112,788	112,523
Accumulated other comprehensive income	7,664	7,283
Retained earnings	21,504	21,027
Total stockholders’ equity	142,118	140,995

	$236,974	$243,534

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Oil and gas revenues	$12,300	$22,463
Partnership management fees	298	312
Property operating income	458	314
Gain on sale of property and equipment	1,399	410
Partnership income	5	225
Interest and other	105	223

Total revenue	14,565	23,947

Expenses:
Lease operating expense	4,390	5,791
Severance taxes	794	1,889
Re-engineering and workovers	981	697
Exploration expense	80	—
General and administrative expense	2,095	1,784
Depreciation, depletion and amortization	4,468	3,877
Hedge ineffectiveness	49	1,518
Loss on derivative contracts	52	—
Interest	819	1,569

Total expense	13,728	17,125

Income before income taxes	837	6,822

Income tax expense (benefit):
Current	(734)	1,429
Deferred	1,094	1,167

	360	2,596

Net income	$477	$4,226

Net income per share (basic and diluted)	$0.03	$0.29

Weighted average shares outstanding:
Basic and diluted	16,241,717	14,703,383

The accompanying notes are an integral part of this statement.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY and COMPREHENSIVE INCOME

Three Months Ended March 31, 2009

(In thousands except share data)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Par value	Capital	Earning	Income (Loss)
Balance, December 31, 2008	16,241,717	$162	$112,523	$21,027	$7,283	$140,995

Comprehensive income:
Net income				477		477
Change in fair market value of hedged positions, net of taxes of $1,342					2,177	2,177
Net realized hedging gains charged to income, net of taxes of $1,107					(1,796)	(1,796)

Total comprehensive income						858

Equity based compensation expense			265			265

Balance, March 31, 2009	16,241,717	$162	$112,788	$21,504	$7,664	$142,118

The accompanying notes are an integral part of this statement.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$477	$4,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,468	3,877
Gain on sale of property and equipment	(1,399)	(410)
Accretion of asset retirement obligations	61	131
Unrealized gain on derivative contracts	(42)	—
Amortization of loss on canceled hedge contract	122	—
Hedge ineffectiveness loss	49	1,518
Partnership income	(5)	(225)
Partnership distributions	122	102
Deferred income taxes	1,094	1,167
Non-cash compensation	265	149
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,660	(4,306)
Increase in prepaid expense and other	(1,360)	(74)
Increase (decrease) in accounts payable and accrued expense	(9,378)	1,086

Net cash (used in) provided by operating activities	(3,866)	7,241

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,015	8,532
Additions to property and equipment	(5,057)	(13,039)

Net cash used in investing activities	(3,042)	(4,507)

Cash flows from financing activities:
Reduction of long-term debt	—	(10,000)

Net cash used in financing activities	—	(10,000)

Net decrease in cash and cash equivalents	(6,908)	(7,266)

Cash and cash equivalents at beginning of period	13,967	24,430

Cash and cash equivalents at end of period	$7,059	$17,164

Supplementary information:
Interest paid	$694	$1,584
Income taxes paid	$25	$1,762

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A: Organization and Basis of Presentation

Description of Operations

GeoResources operates a single business segment involved in the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, Louisiana, Oklahoma, North Dakota, Montana and Colorado.

Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of GeoResources, Inc. and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results. GeoResources’ 2008 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there has been no material changes to the information disclosed in the notes to the consolidated financial statements included in GeoResources’ 2008 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Earnings Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The only securities considered potentially dilutive are the Company’s stock options. During the quarter ended March 31, 2009, there were not any potentially dilutive securities because the average price of the company’s common stock was less than the exercise price of the options outstanding.

NOTE B: Acquisitions and Dispositions

On April 17, 2007, the Company merged with Southern Bay Oil & Gas, L.P. and a subsidiary of Chandler Energy, LLC and acquired Chandler-associated oil and gas properties in exchange for 10,690,000 share of common stock (collectively, the “Merger”).

In May 2008, the Company, through its wholly owned subsidiary, Catena Oil and Gas LLC (“Catena”), formed an entity in connection with the acquisition of producing oil and gas properties located throughout Oklahoma. OKLA Energy Partners LP (“OKLA”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as the sole limited partner with a 98% partnership interest. In May, 2008, these entities paid cash of $61.7 million to acquire certain Oklahoma properties. Catena purchased 18% of the interests and OKLA purchased the remaining 82%. Catena’s share of the property purchase price was $12.8 million, and its general partner contribution to OKLA was $978,000. The Company’s investment in OKLA is accounted for under the equity method of accounting.

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

In January 2009, the Company sold a producing property located in Louisiana to an unaffiliated party for $1.6 million. The Company recognized a gain of $1.3 million in conjunction with this sale.

Note C: Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R may have an impact on the Company’s consolidated financial statements if an acquisition is completed, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions that the Company consummates. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R effective January 1, 2009, and will apply its provisions prospectively to any acquisitions completed in the future.

In April 2009, the FASB issued Staff Position 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS 141R and addresses application issues regarding the accounting and disclosure provisions for contingencies. The FSP replaces the guidance in SFAS 141R on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that in FASB Statement 141, before the 2007 revision. The FSP also amends Statement 141R’s subsequent guidance for contingent assets and liabilities recognized at the acquisition date and amends the disclosure requirements for contingencies. The FSP is effective for business combinations with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply its provisions prospectively to any acquisitions completed in the future.

In April 2009, the FASB issues Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume or level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same; that is to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company intends to adopt FSP FAS 157-4 effective June 30, 2009, and apply its provisions prospectively. The Company is in the process of evaluating the impact FSP FAS 157-4 will have on valuing its financial assets and liabilities and the related disclosures.

NOTE D: Long-term debt

On September 26, 2007, the Company entered into a Credit Agreement with Wachovia Bank, as Administrative Agent and Issuing Bank and U.S. Bank as Lenders. This agreement provided for a Senior Secured Revolving Credit Facility in the maximum amount of $100 million, with an initial borrowing base of $35 million.

On October 16, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wachovia Bank (the “Bank”) as Administrative agent, Issuing Bank, Sole Lead Arranger and Sole Bookrunner. The Amended Credit Agreement provides for financing of up to $200 million to the Company. The initial borrowing base of the Amended Credit Facility was $110 million, subject to redetermination on April 1 and October 1 of each year. On September 30, 2008, the borrowing base was reduced to $95 million due to the sales of certain non-core oil and gas properties. On November 5, 2008, the borrowing base was increased to $100 million and on April 6, 2009, the $100 million borrowing base was reaffirmed by the Bank. At that time, the Amended Credit Agreement was amended to provide for interest rates at (a) LIBOR plus 2.25% to 3.00%, or (b) the prime lending rate plus 1.25% to 2.00%, depending on the amount borrowed. Principal amounts outstanding under this Amended Credit Agreement are due and payable in full at maturity on October 16, 2010. The Amended Credit Agreement also requires the payment of commitment fees to the Lender in respect of the unutilized commitments thereunder. The commitment rate is 0.50% per year depending on the amount of borrowing base utilization. The Company is also required to pay customary letter of credit fees. All of the obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets.

At March 31, 2009, the outstanding principal balance was $40.0 million. The annual interest rate in effect at March 31, 2009 was 2.55% on the entire amount of the outstanding principal.

Also, in October 2007, the Company entered into an interest rate swap agreement with the Bank, providing a fixed rate of 4.79% on a notional $50,000,000 through October 16, 2010. During 2008, the Company broke the swap up into two pieces, a $40 million swap and a $10 million swap each with a fixed rate of 4.29%. The $40 million swap is accounted for as a cash flow hedge while the $10 million swap is accounted for as a trading security. The fair market value of these swaps at March 31, 2009, was a liability of $2,606,000 of which $1,690,000 is classified as a current liability. The Company also recognized a net loss of $52,000 on the $10 million swap during the first quarter of 2009. The net loss was due to cash settlements losses of $94,000 which were offset by a mark-to-mark gain of $42,000. The value of the swap at December 31, 2008 was a liability of $2,817,000 of which $1,572,000 was classified as a current liability.

At March 31, 2009 and December 31, 2008, accumulated other comprehensive income included unrecognized losses of $1,290,000, net of a tax benefit of $795,000, and $1,394,000, net of a tax benefit of $859,000, respectively. These unrecognized losses represent the inception to date change in mark-to-market value of the Company’s $40 million interest rate swap, designated as a hedge, as of the balance sheet date. For the quarter ended March 31, 2009, the Company recognized realized cash settlement losses of $470,000 related to its two swaps. Based on the estimated fair market value of the Company’s $40 million derivative contract designated as a hedge at March 31, 2009, the Company expects to reclassify net losses of $1.4 million into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and lease back transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. In addition, the Amended Credit Agreement requires the maintenance of certain financial ratios, contains customary affirmative covenants, and provides for customary events of default. The Company was in compliance with all covenants at March 31, 2009.

The principal outstanding under the Amended Credit Agreement was $40.0 million at March 31, 2009 and December 31, 2008. The remaining borrowing capacity under the Amended Credit Agreement at March 31, 2009, was $60.0 million. The maturity date for amounts outstanding under this agreement is October 16, 2010.

Interest expense for the quarter ended March 31, 2009 and 2008, includes amortization of deferred financing costs of $132,000 and $120,000 respectively.

NOTE E: Stock Options, Performance Awards and Stock Warrants

In March 2007, the shareholders of the Company approved the GeoResources, Inc, Amended and Restated 2004 Employees’ Stock Incentive Plan (the “Plan”), which authorizes the issuance of options and other stock-based incentives to officers, employees, directors and consultants of the Company to acquire up to 2,000,000 shares of the Company’s common stock at prices which may not be less than the stock’s fair market value on the date of grant. The options can be designated as either incentive options or nonqualified options.

On February 3, 2009, and March 26, 2009, the Company granted options under the Plan to officers and other employees to purchase 300,000 and 225,000 shares of common stock, respectively. Also on February 3, 2009, the Company granted options to outside directors to purchase 200,000 shares of common stock. The following is a summary of the terms of these grants by exercise price:

Vesting Date	Number of Shares
	$8.50	$10.00	Total

Officers and Employees
February 3, 2010	65,625	65,625	131,250
February 3, 2011	65,625	65,625	131,250
February 3, 2012	65,625	65,625	131,250
February 3, 2013	65,625	65,625	131,250

Directors
February 3, 2010	25,000	25,000	50,000
February 3, 2011	25,000	25,000	50,000
February 3, 2012	25,000	25,000	50,000
February 3, 2013	25,000	25,000	50,000

Total	362,500	362,500	725,000

The closing market prices of the Company’s common stock on the date of the February and March 2009 grants were $7.62 and $7.16, respectively.

The options, if not exercised, will expire 10 years from the date of grant.

A summary of the Company’s stock option activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (year)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	790,000	$9.39	8.81	$158,750

Granted	725,000	$9.25
Exercised	—	$—
Forfeited	—	$—

Outstanding, March 31, 2009	1,515,000	$9.32	$9.02	$—

Exercisable at March 31, 2009:	—

The Company accounts for these stock option under the provision of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” and accordingly, recognized compensation expense based upon the fair value of the options at the date of grant determined by the Black-Scholes option pricing model. For the quarters ended March 31, 2009 and 2008 the Company recognized compensation expense of $265,000 and $149,000, respectively, related to these options. As of March 31, 2009, the future pre-tax expense of non-vested stock options is $3,851,000 to be recognized through the first quarter of 2013.

During March 31, 2009, the weighted-average fair value of the options granted during the quarter was $4.36 per share, using the following assumptions:

Risk-free interest rate	1.25%
Dividend yield	None
Volatility	87%
Expected life of option	4 Years

In measuring compensation associated with these options, an annual pre-vesting forfeiture rate of 1% was used.

NOTE F: Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

FIN 48 – Uncertain Tax Positions

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

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in its Consolidated Statement of Income. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2010.

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

On October 17, 2008, the Company paid $2,975,000 to cancel its 2009 natural gas swaps that were previously accounted for as cash flow hedges. At the time of cancelation, accumulated other comprehensive income (loss) contained $482,000 of acquisition to date mark-to-market losses on the effective portion of these commodity derivative contracts. As a result of the cancelation of the swaps, the amounts recorded in accumulated other comprehensive income (loss) as of the date of cancelation remain in accumulated other comprehensive income (loss) and will be reclassified into earnings during 2009 as the original hedged transactions affect earnings. The Company expects to reclassify into earnings $360,000 of losses from accumulated other comprehensive income (loss) related the canceled swaps during the next twelve months. The remainder of the cost to cancel was previously recognized as part of a prior acquisition or through ineffectiveness charges.

At March 31, 2009, accumulated other comprehensive income (loss) consisted of unrecognized gains of $8,954,000, net of taxes of $5,519,000, representing the inception to date change in mark-to-market value of the effective portion of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date. At December 31, 2008, accumulated other comprehensive income (loss) consisted of unrecognized gains of $8,677,000, net of taxes of $5,348,000. For the quarter ended March 31, 2009, the Company recognized realized cash settlement gains on commodity derivatives of $3,401,000 and reclassified losses related to the swap contracts canceled during 2008 of $122,000. For the quarter ended March 31, 2008, the Company recognized realized cash settlement losses of $2,086,000. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at March 31, 2009, the Company expects to reclassify net gains of $7,780,000 into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially. The Company also expects to reclassify losses of $360,000, related to the commodity swaps canceled during 2008, into earnings from accumulated other comprehensive income.

During the first quarter of 2009 the Company entered into two natural gas swap contracts and one crude oil fixed price forward sale contract. The natural gas swaps have fixed prices of $4.86 and $4.87 per MMBTU. The term of the contracts is from April 2009 to March 2010 and each contract is for 50,000 MMBTUs per month. The fixed price crude oil contract is directly associated with the Company’s Williston Basin production. Under this agreement the Company will sell 9,000 Bbls per month from April 2009 to March 2010 at a price of $43.85. At March 31, 2009, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Total Remaining Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2009	276,000		$76.00
2010	322,000		$74.71
2011	282,000		$74.37
Forward sales contracts:
2009	81,000		$43.85
2010	27,000		$43.85

Natural Gas Contracts (Mmbtu)
Swap contracts
2009	450,000		$4.86
2009	450,000		$4.87
2010	150,000		$4.86
2010	150,000		$4.87
Costless collars contracts:
2009	206,645	$7.00	$10.75
2010	1,287,000	$7.00	$9.90
2011	1,079,000	$7.00	$9.20

The fair market value of these hedge contracts at March 31, 2009, was a net asset of $14,886,000 of which $8,309,000 was classified as a current asset, $7,107,000 was classified as a long-term asset and $530,000 was classified as a current liability. The fair market value of the Company’s hedge contracts at December 31, 2008 was an asset of $14,609,000, of which $8,200,000 was classified as a current asset. During the quarter ended March 31, 2009 and 2008, the Company recognized a loss of $49,000 and $1,518,000, respectively, due to hedge ineffectiveness on these hedge contracts.

The Company has also entered into an interest rate swap designated as a cash flow hedge as discussed in Note D above.

SFAS 161 – Effective January 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) statement No. 161, Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. The adoption of SFAS 161 did not have an impact on the Company’s consolidated financial statements, other than additional disclosures which are set forth below.

All derivative instruments are recorded on the consolidated balance sheet at fair value. The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands):

Derivatives designated as SFAS 133 hedges:	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		Mar. 31, 2009	Dec. 31, 2008		Mar. 31, 2009	Dec. 31, 2008
Commodity contracts	Current derivative financial instruments asset	$8,309	$8,200	Current derivative financial instruments liability	$(530)	$—

Commodity contracts	Long-term derivative financial instruments asset	7,107	6,409	Long-term derivative financial instruments liability	—	—

Interest rate swap contract	Current derivative financial instruments asset	—	—	Current derivative financial instruments liability	(1,352)	(1,258)

Interest rate swap contract	Long-term derivative financial instruments asset	—	—	Long-term derivative financial instruments liability	(733)	(996)

		$15,416	$14,609		$(2,615)	$(2,254)

Derivatives not designated as SFAS 133 hedges:	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		Mar. 31, 2009	Dec. 31, 2008		Mar. 31, 2009	Dec. 31, 2008
Interest rate swap contract	Current derivative financial instruments asset	$—	$—	Current derivative financial instruments liability	$(338)	$(314)
Interest rate swap contract	Long-term derivative financial instruments asset	—	—	Long-term derivative financial instruments liability	(183)	(249)

		$—	$—		$(521)	$(563)

Commodity derivative contracts – The following table summarizes the effects of commodity derivative instruments on the consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

Derivatives designated as SFAS 133 hedges:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Mar. 31, 2009	Mar. 31, 2008		Mar. 31, 2009	Mar. 31, 2008
Commodity contracts	$3,727	$(14,122)	Oil and gas revenues	$3,278	$(2,086)

Interest rate swap contract	(208)	56	Interest expense	(376)	55

	$3,519	$(14,066)		$2,902	$(2,031)

Derivatives in SFAS 133 Cash Flow Hedging Relationships:	Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion)
		Mar. 31, 2009	Mar. 31, 2008
Commodity contracts	Hedge ineffectiveness	$49	$1,518

Derivatives not designated as SFAS 133 hedges:	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
		Mar. 31, 2009	Mar. 31, 2008
Realized cash settlements on interest rate swap	Loss on derivative contracts	$94	$—
Unrealized (gains) on commodity contracts	Loss on derivative contracts	(42)	—

		$52	$—

Contingent features in derivative instruments – None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s derivative contracts are high credit quality financial institutions.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Fair Value of Financial Assets and Liabilities - March 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of March 31, 2009
Current portion of derivative financial instrument asset (1)	—	$8,309,000	—	$8,309,000

Long-term portion of derivative financial instrument asset (1)	—	7,107,000	—	7,107,000

Current portion of derivative financial instrument liability (2)	—	(2,220,000)	—	(2,220,000)

Long-term portion of derivative financial instrument liability (3)	—	(916,000)	—	(916,000)

(1)	Commodity derivative instruments accounted for as cash flow hedges.
(2)	Includes a $40 million interest rate swap accounted for as a cash flow hedge ($1,352,000), a $10 million interest rate swap accounted for as a trading security ($338,000) and a commodity derivative accounted for as a cash flow hedge ($530,000).
(3)	Includes a $40 million interest rate swap accounted for as a cash flow hedge ($733,000) and a $10 million interest rate swap accounted for as a trading security ($183,000).

Fair Value of Financial Assets and Liabilities - December 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2008
Current portion of derivative financial instrument asset (1)	—	$8,200,000	—	$8,200,000

Long-term portion of derivative financial instrument asset (1)	—	6,409,000	—	6,409,000

Current portion of derivative financial instrument liability (2)	—	(1,572,000)	—	(1,572,000)

Long-term portion of derivative financial instrument liability (3)	—	(1,245,000)	—	(1,245,000)

(1)	Commodity derivative instruments accounted for as cash flow hedges.
(2)	Includes a $40 million interest rate swap accounted for as a cash flow hedge ($1,258,000) and a $10 million interest rate swap accounted for as a trading security ($314,000).
(3)	Includes a $40 million interest rate swap accounted for as a cash flow hedge ($996,000) and a $10 million interest rate swap accounted for as a trading security ($249,000).

Commodity Derivative Instruments - Commodity derivative instruments consist of costless collars and swaps for crude oil and natural gas. The Company’s costless collars are valued based on the counterparty’s marked-to-market statements, which are validated by observable transactions for the same or similar commodity options using the NYMEX futures index, and are designated as Level 2 within the valuation hierarchy. The Company’s swaps are valued based on a discounted future cash flow model. The primary input for the model is the NYMEX futures index. The Company’s model is validated by the counterparty’s marked-to-market statements. The swaps are also designated as Level 2 within the valuation hierarchy. The discount rate used in determining the fair values of these instruments includes a measure of nonperformance risk.

Interest Rate Swap - The Company’s interest rate swap is valued using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.

At March 31, 2009, and December 31, 2008, the Company has no assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

FSP 157-2 - The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value. Accordingly, the Company adopted SFAS 157 on January 1, 2009, for its nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this delayed adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used. This deferred adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements or its disclosures during the first quarter of 2009; however, the statement could have impact on the remainder of 2009 in the form of additional disclosures.

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

NOTE J: Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration, in accordance with applicable local, state and federal laws. In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the Company determines its obligation by calculating the present value of estimated cash flows related to plugging and abandonment obligations. The changes to the Asset Retirement Obligations (“ARO”) for oil and gas properties and related equipment during the three months ended March 31, 2009, are as follows (in thousands):

Asset retirement obligation, January 1, 2009	$5,418

Accretion expense	61
Disposals of properties	(188)

Asset retirement obligation, March 31, 2009	$5,291

NOTE K: Related Party Transactions

Accounts receivable at March 31, 2009, and December 31, 2008, includes $3,507,000 and $2,311,000, respectively, due from SBE Partners LP (“SBE Partners”). Accounts receivable at March 31, 2009, and December 31, 2008, also includes $200,000 and $594,000, respectively, due from OKLA Energy Partners LP. Both of these partnerships are oil and gas limited partnerships for which a subsidiary of the Company serves as general partner. These amounts represent the limited partnerships’ share of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Accounts payable at March 31, 2009, and December 31, 2008, includes $5,018,000 and $9,333,000, respectively, due to the SBE Partners for oil and gas revenues collected on its behalf. Accounts payable at March 31, 2009, and December 31, 2008, also includes $446,000 and $977,000, respectively, due to OKLA Energy for oil and gas revenues collected on its behalf.

The Company earned partnership management fees during the three months ended March 31, 2009 and 2008 of $298,000, and $312,000 respectively.

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

The following is Management’s Discussion and Analysis (“MD&A”) of significant factors that have affected certain aspects of our financial position and operating results during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and should further be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Information

Certain of the statements in all parts of this document, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by words such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or comparable words. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our business strategy, plans, objectives, expectations, intent, and beliefs of management, related to current or future operations are forward-looking statements. Such statements are based on certain assumptions and analyses made by management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are subject to a number of material risks and uncertainties including assumptions about the pricing of oil and gas, assumptions about operating costs, operations continuing as in the past or as projected by independent or Company engineers, the ability to generate and take advantage of acquisition opportunities and numerous other factors. A detailed discussion of important factors that could cause actual results to differ materially from the Company’s expectations are discussed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements are not guarantees of future performance and actual results; therefore, developments and business decisions may differ materially from those envisioned by such forward-looking statements.

General Overview

We are an independent oil and gas company engaged in the acquisition and development of oil and gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities. As further discussed herein, future growth in assets, earnings, cash flows and share values will be dependent upon our ability to effectively compete for capital and acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit, and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs.

We continue to implement our business strategy to acquire, discover and develop oil and gas reserves and achieve continued growth. Management continues to focus on reducing operating and administrative costs on a per unit basis. In addition, we have attempted to mitigate downward price volatility by the use of commodity price hedging. The current volatile price environment for oil and natural gas is significant, and management cannot predict the prices that will be available during the life of our current business plan. Following is a brief outline of our current plans:

(1)	Acquire oil and gas properties with significant producing reserves and development and exploration potential;

(2)	Solicit industry partners in acquisitions, on a promoted basis, in order to diversify, reduce average cost and generate operating fees;

(3)	Implement re-engineering and development programs within existing fields;

(4)	Pursue exploration projects and increase direct participation over time. Solicit industry partners, on a promoted basis, for internally generated projects;

(5)	Selectively divest assets to upgrade our producing property portfolio and to lower corporate wide “per-unit” operating and administrative costs, and focus on existing fields and new projects with greater development and exploitation potential;

(6)	Continue activities directed toward reducing per-unit operating and general and administrative costs on a long-term sustained basis; and

(7)	Obtain additional capital through the issuance of equity securities and/or through debt financing.

While the impact and success of our plans cannot be predicted with accuracy, management’s goal is to replace production and further increase our reserve base at an acquisition or finding cost that will yield attractive rates of return and increase shareholder value.

In addition to our fundamental business strategy, we intend to actively pursue corporate acquisitions or mergers. Management believes that opportunities may become available to acquire corporate entities or otherwise effect business combinations, particularly as a result of recent lower commodity prices and the contraction in equity and debt financing markets. We intend to consider any such opportunities which may become available and are beneficial to stockholders. The primary financial considerations in the evaluation of any such potential transaction will include, but are not limited to: (1) the ability of small capitalization oil and gas companies to gain recognition and favor in the public markets, (2) share appreciation potential, (3) shareholder liquidity, and (4) capital formation and cost of capital to effect growth.

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

Recent Property Acquisitions and Divestitures

In January 2008, we sold all of our interest in a property located in Otsego County, Michigan. The property was sold to an unaffiliated party for $6.6 million in cash. The carrying value of this property at the date of the sale was equal to the selling price; therefore, no gain or loss was recognized. The sale of the property allowed us to focus on our core areas of operation.

In February 2008, we sold all of our interests in certain oil and gas properties to unaffiliated parties for $1.8 million and recognized a gain of $430,000. In May 2008, we closed the sales of certain other non-core oil and gas properties in Louisiana and Texas to unaffiliated parties for approximately $11.8 million. These sales were part of our planned property divestiture program. The properties, which were producing approximately 390 BOPD, included fields located in inland waters with short production lives, limited upside, high operating and administrative costs and significant plugging and abandonment obligations. These divestures have allowed us to focus on activities that have greater development and exploration potential and therefore, higher potential returns.

In May 2008, we, through our wholly-owned subsidiary, Catena, formed an entity in connection with the acquisition of producing oil and gas properties located throughout Oklahoma. OKLA Energy Partners LP (“OKLA”) was formed with Catena as general partner with a 2% partnership interest, and a large institutional investor as the sole limited partner with a 98% partnership interest. In May 2008, these entities paid cash of $61.7 million to acquire certain Oklahoma properties. Catena, purchased 18% of the interests and OKLA purchased the remaining 82%. Catena’s share of the property purchase price was $12.8 million, and its general partner contribution to OKLA was $978,000. Our investment in OKLA is accounted for under the equity method of accounting.

In September 2008, we acquired certain producing properties in Oklahoma from an unaffiliated party for $3.6 million in cash. We operate the acquired properties. The purchase price was allocated to oil and gas properties.

In January 2009, we sold a producing property located in Louisiana to an unaffiliated party for $1.6 million. We recognized a gain of $1.3 million in conjunction with this sale.

Results of Operations

Three months ended March 31, 2009, compared to three months ended March 31, 2008

The Company recorded net income of $477,000 for the three months ended March 31, 2009 compared to net income of $4,226,000 for the same period in 2008. This $3,749,000 decrease resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$(10,163)
Lease operating expenses	1,401
Production taxes	1,095
Exploration expense	(80)
Re-engineering and workovers	(284)
General and administrative expenses (“G&A”)	(311)
Depletion, depreciation and amortization expense (“DD&A”)	(591)
Net interest income (expense)	632
Hedge ineffectiveness	1,469
Gain (loss) on derivative contracts	(52)
Gain (loss) on sale of property	989
Other income - net	(90)

Income before income taxes	(5,985)
Provision for income taxes	2,236

Net decrease	$(3,749)

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Net revenues from oil and gas sales decreased $10,163,000, or 45%. Revenue decreased by $1,431,000 due to properties sold during the first and second quarters of 2008. The remaining decrease of $8,732,000 resulted primarily from decreases in commodity prices and decreases in production volumes. Price and production comparisons are set forth in the following table. Properties sold during the second quarter of 2008 accounted for decreased production of approximately 75,000 Mcf of gas and approximately 31,000 barrels of oil.

	Percent increase (decrease)	Three Months Ended March 31
		2009	2008
Gas Production (MMcf)	-18%	665	809
Oil Production (Mbbls)	-12%	177	200
Barrel of Oil Equivalent (MBOE)	-14%	288	335
Average Price Gas Before Hedge Settlements (per Mcf)	-51%	$3.83	$7.75
Average Price Oil Before Hedge Settlements (per Bbl)	-60%	$36.89	$91.37
Average Realized Price Gas (per Mcf)	-47%	$4.12	$7.73
Average Realized Price Oil (per Bbl)	-33%	$54.00	$81.00

Lease Operating Expenses. Lease operating expenses decreased from approximately $5,791,000 in the first quarter of 2008 to $4,390,000 for the same period in 2009, a decrease of $1,401,000 or 24%. Properties sold during the first and second quarters of 2008 accounted for $893,000 of the decrease. On a unit-of-production basis, barrel of oil equivalent (“BOE”) costs decreased by $2.04 or 12% as a result of divestitures of properties with higher operating costs, re-engineering projects completed during 2008 that either enhanced production or lowered per unit operating costs, and reductions in costs for materials, services and rigs during 2008.

Re-engineering and workover. Re-engineering and workover costs increased by $284,000 from $697,000 to $981,000, due to increased emphasis on restoring and enhancing existing production capabilities.

Production Taxes. Production taxes decreased by $1,095,000 or 58%, due to decreased production volumes and revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for the quarter ended March 31, 2009 and 2008 were 8.7% and 7.7%, respectively, of oil and gas sales before the effects of hedging. The 2009 rate increased from 2008 due to a change in our portfolio of producing properties.

General and Administrative Expenses. G&A increased $311,000 due primarily to overall business expansion, as well as increases in salaries and other overhead expenses, partially offset by cost reductions resulting from the centralization of certain functions.

Depreciation, Depletion and Amortization. DD&A expense increased by $591,000 or 15% due to higher capitalized costs. Capitalized costs increased from period to period due to acquisitions of property in Oklahoma and continued successful drilling in the Austin Chalk and Bakken Shale.

Interest Income and Expense. Interest expense decreased by $750,000 due to lower debt levels in the first quarter of 2009 compared to the same period in 2008. As of March 31, 2009, we had outstanding debt of $40,000,000 compared to a balance of $86,000,000 as of March 31, 2008. During the first quarter of 2009 and 2008, our average outstanding debt was approximately $40,000,000 and $88,500,000, respectively. Interest income decreased by $118,000 in the first quarter of 2009 over the same period of 2008, due to lower interest rates on average invested cash balances.

Hedge Ineffectiveness. In the first quarter of 2009 the loss from hedge ineffectiveness was $49,000, compared to a loss of $1,518,000 for the same period in 2008. In the first quarter of 2008 there was a larger than normal differential between the market benchmark used for hedging and the prices we realized on sales of oil and gas. This, combined with an increased liability, caused us to record a large ineffectiveness loss for the first quarter of 2008. In the second, third and fourth quarters of 2008 our realized price was more consistent with the market benchmark used for hedging; therefore, the cumulative ineffectiveness charge was reduced and we recorded a gain on hedge ineffectiveness for the year. In the first quarter of 2009, the differential between the market benchmark used for hedging and the prices we realized on our sales of oil and gas increased slightly and given that the commodity hedges increased in value during the quarter the inception-to-date ineffectiveness decreased and as such we recorded an expense.

Loss on Derivative Contracts. In December 2008, we split a $50 million notional value interest rate swap that was previously accounted for as a cash flow hedge. The swap was split into a $10 million swap and the $40 million notional amount swap. We continued hedge accounting for the $40 million swap and accounted for the $10 million swap as a trading security. In the first quarter of 2009, we recognized cash settlement losses on the $10 million swap of $94,000. These losses were offset by mark-to-market gains of $42,000.

Other Income. Other income decreased by $90,000 in the first quarter of 2009 compared to the same period in 2008 due to a decrease in partnership management fees of $14,000 and a decrease in partnership income of $220,000. These decreases were offset by an increase in property operating income of $144,000. Additionally, in the first quarter of 2009 we had a net gain on sales of properties and other assets of $1,399,000 versus $410,000 in the same period of 2008.

Income Tax Expense. Income tax expense for the first quarter of 2009 was $360,000 compared to $2,596,000 for the same period in 2008. Our income tax expense decreased due to lower pre-tax earnings. Our effective tax rate during the first quarter of 2009 was approximately 43% versus 38% in the same period during 2008. Our effective tax rate increased as a result of the qualified stock options, the expense related to these options is not deductible in determining taxable income.

Impact of Changing Prices and Costs

Our revenues and the carrying value of our oil and gas properties are subject to significant change due to changes in oil and gas prices. As demonstrated historically, prices are volatile and unpredictable. Oil prices increased appreciably during 2007 and again during the first and second quarters of 2008 but retreated somewhat during the third quarter of 2008 and have dropped significantly since then. Average realized oil prices of $54.00 per Bbl, net of hedges, for the three months ended March 31, 2009, were 33% lower than for the comparable period in 2008. Average realized natural gas prices of $4.12 per Mcf, net of hedges, for the three months ended March 31, 2009, were 47% lower than for the comparable period in 2008. The average realized prices for the three months ended March 31, 2009, included the effects of our hedges. Should significant, further price decreases occur or should prices fail to remain at levels which will facilitate repayment of debt and reinvestment of cash flow to replace current production, we could experience difficulty in developing our assets and continuing our growth.

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

We do not engage in speculative commodity trading activities and do not hedge all available or anticipated quantities. Our strategy with regard to hedging includes the following factors:

(1)	Secure and maintain favorable debt financing terms;

(2)	Minimize price volatility and generate internal funds available for capital development projects and additional acquisitions;

(3)	“Lock-in” growth in revenues, cash flows and profits for financial reporting purposes; and

(4)	Allow certain quantities to float, particularly in months with high price potential.

We believe that commodity speculation and trading activities are inappropriate for us, but further believe appropriate management of realized prices is an integral part of managing our business strategy.

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

Credit Facility

In connection with the borrowing base redetermination on April 1, 2009, we entered into certain amendments that retained our $100 million borrowing base, but also provided for a modest increase in interest rates at either, (a) LIBOR plus 2.25% to 3.00% or (b) the prime lending rate plus 1.25% to 2.00%, depending on the amount borrowed. We currently have an outstanding balance of $40 million with $60 million in unused borrowing base capacity. The Amended and Restated Credit Agreement provides for financing up to $200 million and expires on October 16, 2010. We have had preliminary discussion with our bank group and as a result we expect to extend the maturity date in connection with the next borrowing base redetermination.

Cash Flows from Operating Activities

For the three months ended March 31, 2009, our net cash used in operating activities was $3.9 million, versus operating activities providing cash of $7.2 million from the same period in 2008. We reduced our net current liabilities by $7.7 million and incurred unfavorable commodity price changes and decreases in production resulting from property disposals that we made as part of our on-going strategy to high-grade our portfolio. We believe that we can continue to generate cash flows sufficient to allow us to continue with our planned capital program which will replace our reserves and increase our production.

Cash Flows from Investing Activities

Cash applied to oil and gas capital expenditures for the three months ended March 31, 2009 and 2008, was $5.1 million and $13.0 million, respectively. In 2009, we also realized cash of $2.0 million from the sale of properties compared to $8.5 million during the same period during 2008. Capital expenditures for 2009 were financed with working capital. We expect to spend approximately $60 to $64 million in capital expenditures during the remainder of 2009 thru 2010.

Capital Budget

In early 2008, we developed and reported a two-year capital budget totaling $61.5 million. As the year progressed we expanded our portfolio of projects, including both new and expanded projects. The projects were also modified based on performance and the effects of our acquisition and divestiture activities. The overall regional focus and profile of our portfolio remained consistent with our business strategy. In the third quarter of 2008, we updated our projected expenditures for the detailed review of our management and Board of Directors. While our intent, at that time, was to formally plan to increase our capital spending, the rapid and significant reductions in commodity prices caused us to re-evaluate and in some cases, re-direct our capital spending. The table below is presented simply to disclose the nature and diversity of opportunities currently in our portfolio. However, considering the current commodity prices, we now expect to return to our original capital budget and spend approximately $60 to $64 million over the course of 2009 and 2010. The remaining $19 to $23 million presented below are for projects that we anticipate undertaking after 2010; however, considering the significant volatility in commodity prices we have not yet set a date certain for the projects. These deferred projects are largely held by production and most can be deferred without exposure to lease expiration under present operating conditions. Our current estimate of $60 to $64 million is predicated on prices equal to or better than the NYMEX forward curve, our hedge positions, reasonable success once the projects are undertaken and costs that are consistent with our estimates. However, we are committed to generally limiting our capital spending to the Company’s cash flows, although in certain limited circumstances, we may utilize our borrowing capacity for development or lease saving operations. We absolutely will not use our borrowing capacity for exploratory drilling. Additionally, in the opinion of management, we have sufficient cash flows and liquidity to fulfill all lease obligations.

Inventory of Planned Exploration and Development Projects

($ Millions)
Southern District
Austin Chalk drilling and development (1) (2)	$6.2
Other development drilling (2)	14.8
Waterflood expansion	1.3
Exploratory drilling (3)	8.2
Re-engineering (4)	4.1
Acreage, seismic and other (5)	6.4
Northern District
Horizontal development drilling (2) (6)	11.0
Other development drilling (2)	9.8
Waterflood and associated drilling	4.7
Bakken Shale drilling (7)	12.7
Re-engineering (4)	1.0
Acreage, seismic and other (5)	2.8

Total	$83.0

Notes:

(1)	Continuation of an ongoing horizontal drilling and development program with an affiliated institutional partnership. We believe we can spud a new well every 60-75 days, utilizing one rig for a 3-4 year period. At present, we believe we have at least 15 drilling locations, the majority of which are expected to be dual laterals. The dual lateral configuration reduces the number of wells but also increases reserve recoveries and favorably impacts finding and development costs. In addition, without further significant declines in commodity prices and development costs, we expect to re-enter numerous well bores and extend existing laterals or drill additional laterals. None of the possible reentries are included in the above table as all such opportunities are held by production and have no critical timing. We may consider deploying a second drilling rig as drilling costs come down.
(2)	Includes both proved undeveloped and non-proved reserve potential.
(3)	Principally South Louisiana and the Texas Gulf Coast.
(4)	Includes activities related to existing fields intended to enhance production and lower operating expenses. These expenditures include replacement, repairs or additional flowlines, facilities, and/or compression as well as the modification of the down-hole lift method, recompletions and side-track drilling.
(5)	Potential expenditures associated with further expansion of acreage and prospect inventory generally within close proximity of our existing fields.
(6)	Includes eight horizontal development wells or additional lateral wells within existing fields where we have interests ranging from 66% to 100%.

(7)	Includes 20 wells operated by our joint venture partner where our working interests may range from 4% to 10%. Our participating working interests vary based on acreage contributed to the approved drilling units. It also includes numerous wells where our working interest is 1% or less. While not material financially, management has generally elected to participate in all such drilling within our focus area primarily to collect valuable technical data related to the drilling operations and reservoir characteristics. Also, it includes one Bakken Shale test well in Montana where our working interest presently is 50%.

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

The following is a list of contracts outstanding at March 31, 2009:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of March 31, 2009
						(in thousands)
Natural Gas
October-07	Collar	01/01/09	12/31/09	$7.00 - $10.75	206,645 Mmbtu	$670
October-07	Collar	01/01/10	12/31/10	$7.00 - $9.90	1,287,000 Mmbtu	1,567
October-07	Collar	01/01/11	12/31/11	$7.00 - $9.20	1,079,000 Mmbtu	1,027
February-09	Swap	04/01/09	03/31/10	$4.86	600,000 Mmbtu	130
March-09	Swap	04/01/09	03/31/10	$4.87	600,000 Mmbtu	135

						3,529

Crude Oil
October-07	Swap	01/01/09	12/31/09	$76.00	276,000 Bbls	6,175
October-07	Swap	01/01/10	12/31/10	$74.71	322,000 Bbls	3,897
October-07	Swap	01/01/11	12/31/11	$74.37	282,000 Bbls	1,815
March-09	Forward Sale	04/01/09	03/31/10	$43.85	108,000 Bbls	(530)

						11,357

Interest Rate
Oct-07/Dec-09	Swap	10/10/07	10/16/10	4.29375%	$40 Million Notional 30-day LIBOR	(2,085)

Oct-07/Dec-09	Swap	12/16/08	10/16/10	4.29375%	$10 Million Notional 30-day LIBOR	(521)

						(2,606)

						$12,280

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2009, as discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the Company’s filing of its December 31, 2008 Annual Report on Form 10-K, management determined that the Company should have filed the report as an accelerated filer. On June 30, 2008, the Company exceeded the public float limit for a smaller reporting company and began the process of transitioning from a smaller reporting company to an accelerated filer. During the transition period the Company is allowed to continue to use the scaled disclosures provided for a smaller reporting company until the first interim period of fiscal 2009. Management believed that this transition period also applied to the filing deadline for the Company’s annual report on Form 10-K and that the transition period granted the Company relief from engaging its independent auditor to attest to the effectiveness of its internal control over financial reporting. Because the Company did not timely file its Form 10-K and include the Independent Auditor’s Report on Internal Control over Financial Reporting when originally filed on March 25, 2009, management has determined that the Company’s disclosure controls and procedures were not effective, including those to ensure that information concerning the Company which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported by the Company within the time periods specified in the SEC’s rules and forms. The Company has remedied this by implementing additional controls and procedures requiring that Company personnel with financial reporting responsibilities maintain knowledge of rule changes and related interpretations issued by the staff of the Securities and Exchange Commission. In addition, those individuals are now required to obtain at least 20 hours per year in relevant professional education courses and are required to seek the advice of competent professionals on highly complex issues.

The Company has engaged its independent auditors to attest to the effectiveness of the Company’s internal control over financial reporting. Once this engagement is completed, the Company will file an amended Form 10-K for the year ended December 31, 2008. The amendment will include the required reports of management and that of our independent auditor. Furthermore, the Company will now file all future reports within the timetable of an accelerated filer unless its public float drops below $50 million and the Company transitions to non-accelerated filer status. Management believes that these actions will remediate the failure to include the auditors’ attestation in our previously filed Annual Report on Form 10-K for 2008.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material pending legal proceedings. We know of no material legal proceedings contemplated or threatened against the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1- Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report on Form 10-K may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to Vote of Security Holders	None
Item 5. Other Information	None

Item 6. Exhibits

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended March 31, 2009.

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
May 8, 2009
/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer (Principal Executive Officer)

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer (Principal Accounting Officer)