Form 10-K/A
period 2008-12-31
GEORESOURCES INC
filed 2009-06-11
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2008: $128,936,298

Number of shares of the registrant’s common stock outstanding at March 20, 2009: 16,241,717

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the GeoResources, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, is filed for the purpose of including an attestation report of the independent registered public accounting firm of the Company, on the Company’s internal control over financial reporting. This Amendment does not amend any financial data in this Annual Report. The Company has updated the disclosures in the Annual Report to include a subsequent events disclosure in Note O to the Financial Statements, which describes two acquisitions that occurred in May 2009.

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

We have included below the definitions for certain terms used in this Annual Report on Form 10-K:

After payout – With respect to an oil or natural gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

Bbl – One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bbls/d or BOPD – barrels per day.

Bcf – Billion cubic feet.

Bcfe – Billion cubic feet equivalent, determined using the ratio of six thousand cubic feet (Mcf) of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Before payout – With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

Behind-pipe reserves – Those reserves expected to be recovered from completion interval(s) not yet open but still behind casing in existing wells.

BOE – Barrel of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent.

Carried interest – A contractual arrangement, usually in a drilling project, whereby all or a portion of the working interest cost participation of the project originator is paid for by another party in exchange for earning an interest in such project.

Completion – The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Compression – A force that tends to shorten or squeeze, decreasing volume or increasing pressure.

Crestal well – A well at the top of a geological structure.

DD&A – Depreciation, depletion and amortization.

Developed acreage – The number of acres which are allotted or assignable to producing wells or wells capable of production.

Development activities – Activities following exploration including the installation of facilities and the drilling and completion of wells for production purposes.

Development well – A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well – A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed the related oil and natural gas operating expenses and taxes.

Exploitation – The act of making oil and gas property more profitable, productive or useful.

Exploratory well—A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Farm-in or Farm-out – An agreement whereunder the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty and/or reversionary interest in the lease. The interest received by the assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

GAAP – Generally accepted accounting principles in the United States of America.

Gross acres or gross wells – The total acres or wells, as the case may be, in which a working interest is owned.

Horizontal drilling – A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques that may, depending on horizon, result in increase production rates and greater ultimate recoveries of hydrocarbons.

Injection well – A well used to inject gas, water, or LPG under high pressure into a producing formation to maintain sufficient pressure to produce the recoverable reserves.

LPG – Liquefied petroleum gas.

MBbls – One thousand barrels of crude oil or other liquid hydrocarbons.

Mbtu (Mmbtu) – Used as a standard unit of measurement for natural gas and provides a convenient basis for comparing the energy content of various grades of natural gas and other fuels. One cubic foot of natural gas produces approximately 1,000 BTUs, so 1,000 cubic feet of gas is comparable to 1 MBTU. MBTU is often express as MMBTU, which is intended to represent a thousand thousand BTUs.

Mcf – One thousand cubic feet.

Mcf/d – One thousand cubic feet per day.

Mcfe – One thousand cubic feet equivalent determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher for crude oil than natural gas on an energy equivalent basis although there have been periods in which they have been lower or substantially lower.

MMcf – One million cubic feet.

MMcf/d – One million cubic feet per day.

MMcfe – One million cubic feet equivalent per day.

Net acres or net wells – The sum of the fractional working interests owned in gross acres or gross wells.

NGL’s – Natural gas liquids measured in barrels.

NRI or Net Revenue Interests – The share of production after satisfaction of all royalty, oil payments and other non-operating interests.

Normally pressured reservoirs – Reservoirs with a formation-fluid pressure equivalent to 0.465 PSI per foot of depth from the surface. For example, if the formation pressure is 4,650 PSI at 10,000 feet, the pressure is considered to be normal.

Over-pressured reservoirs – Reservoirs with a formation fluid pressure greater than 0.465 PSI per foot of depth from the surface.

Plant products – Liquids generated by a plant facility; including propane, iso-butane, normal butane, pentane and ethane.

Plugging and abandonment or P&A – Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

Pre-tax PV10% – The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission (“SEC”) guidelines, net of estimated lease operating expense, production taxes and future development costs, using price and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, depreciation, depletion and amortization, or Federal income taxes and discounted using and annual discount rate of 10%. Pre-tax PV10% many be considered a non-GAAP financial measure as defined by the SEC.

Primary recovery – The first stage of hydrocarbon production in which natural reservoir drives are used to recover hydrocarbons, although some form of artificial lift may be required to exploit declining reservoir drives.

Productive well – A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

Proved developed nonproducing reserves or PDNP – Proved developed nonproducing reserves are proved reserves that are either shut-in or are behind-pipe reserves.

Proved developed producing reserves or PDP – Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

Proved developed reserves – Proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods.

Proved reserves – The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped location – A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves or PUD – Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion – The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Reprocessing – Refers to taking older seismic data and performing new mathematical techniques to refine subsurface images or to provide additional ways of interpreting the subsurface environment.

Reservoir – A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest – An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

SEC – The Securities and Exchange Commission of the United States of America.

Secondary recovery – The use of water-flooding or gas injection to maintain formation pressure during primary production and to reduce the rate of decline of the original reservoir drive.

Shut-in reserves – Those reserves expected to be recovered from completion intervals that were open at the time of the reserve estimated but were not producing due to market conditions, mechanical difficulties or because production equipment or pipelines were not yet installed.

Standardized Measure of Discounted Future Net Cash Flows – Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of estimated salvage value of related equipment, and estimated future income taxes.

3-D seismic – Advanced technology method of detecting accumulation of hydrocarbons identified through a three-dimensional picture of the subsurface created by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

Undeveloped acreage – Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Waterflooding – The secondary recovery method in which water is forced down injection wells laid out in various patterns around the producing wells. The water injected displaces the oil and forces it to the producing wells.

Working interest or WI – The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and share of production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development operations and all risks in connection therewith.

Workover – Operations on a producing well to restore or increase production.

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

•

During 2008, we identified an exploration opportunity in the Paradox Basin and began leasing in Colorado and Utah targeting the Gothic shale, as a newly emerging resource play with multiple objectives. In the fourth quarter of 2008, we sold a majority of our interest for $6 million and recognized a gain of $2.5 million. We retained an option to participate, up to a 12.5% working interest, in any future on the acreage.

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

Available Information

We maintain a website at the address www.georesourcesinc.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we file such material with the SEC.

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

Our failure to successfully identify, complete and integrate future acquisitions of properties or business could reduce our earnings and slow our growth.

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

	Developed		Undeveloped		Total
State	Gross	Net	Gross	Net	Gross	Net
Texas	86,726	35,179	19,861	1,637	106,587	36,816
N. Dakota	32,063	17,957	50,484	20,432	82,547	38,389
Colorado	7,049	5,119	65,069	47,200	72,118	52,319
Oklahoma	52,653	10,227	595	—	53,248	10,227
Alabama	42,480	21,240	—	—	42,480	21,240
Louisiana	34,798	12,516	1,150	80	35,948	12,596
Montana	8,891	6,393	11,462	10,230	20,353	16,623
All Others	4,676	3,658	5,259	4,583	9,935	8,241

Total	269,336	112,289	153,880	84,162	423,216	196,451

Exploratory Wells and Development Wells

Set forth below for the three years ended December 31, is information concerning the number of wells we drilled during the years indicated.

Year	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive or Dry Wells Drilled
	Productive	Dry	Productive	Dry
2006	—	0.20	2.13	0.58	2.91
2007	1.97	—	4.27	—	6.24
2008	0.09	1.00	9.72	1.96	12.77

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

Black Warrior Basin – located in Alabama and Mississippi. These properties include several fields with 36 producing wells. Production is from conventional reservoirs consisting of Mississippian-aged sands. Some wells are on rod-pump while the majority of the wells flow directly into low pressure gathering systems. The current aggregated gross production rate is 1.45 MMcf/d. The majority of the wells are operated by the Company, which has an average working interest of 60% and an average net revenue interest of 46%.

Chittim Field – located in Maverick County, Texas. The field consists of 43 gross producing wells which produce from the Cretaceous Glen Rose interval. All of the wells flow into a low pressure gathering system at a current aggregate gross rate of 3.62 MMcf/d. The majority of the wells are horizontal producers. The field is operated by the Company, which has an average working interest of 47% and an average net revenue interest of 36%.

Driscoll Field – located in Duval County, Texas. This field consists of 41 gross producing wells, which produce from the Jackson/Yegua interval. The majority of the field produces with the aid of rod pumps and the current aggregate gross production rate is 164 Bbls/d and 361 Mcf/d. The field is operated by the Company, which has an average working interest of 98% and an average net revenue interest of 86%.

East Nesson Bakken Area – Located in Mountrail County, North Dakota. The area is being developed by numerous operators and we have varying working interests ranging from 10% to 15% and net revenue interests ranging from 8.2% to 12.3% in approximately 35,000 acres. Our participation in this field is primarily through a joint venture with another Williston Basin operator. To date, 13 joint venture wells have been drilled by that operator and we also have nominal interests in another 24 wells that are producing or are in various stages of completion. Current production net to our interest is approximately 100 Bbls/d.

Eloi Bay Field Complex – located in state waters offshore St. Bernard Parish, Louisiana. The field (including the adjacent Chandler Sound Block 71) is located in 5-10 feet of water. This non-operated field complex has 46 gross producing wells on gas lift – all completed in the Miocene section. Current aggregate gross production is 1,077 Bbls/d. The Company’s working interest varies between 12.5% and 50%. Across the field as a whole, the average working interest is 46% and the average net revenue interest is 39%.

Frisco and Fordoche Fields – located in Pointe Coupee Parish, Louisiana. These fields consist of 23 gross producing wells, which produce from the Frio and multiple Wilcox Sand intervals. All of the wells are on rod-pump or hydraulic lift with an aggregate current gross rate of 384 Bbls/d. Both fields are operated by the Company, which has an average working interest of 70% and an average net revenue interest of 55%.

Giddings Field – located in Brazos, Burleson, Fayette, Grimes, Lee, Montgomery and Washington Counties, Texas. These properties consist of 63 gross producing wells, which produce from the Cretaceous Austin Chalk interval. All of the wells are horizontal producers utilizing rod pumps, compression, and other methods to produce the current aggregate gross rate of 111 Bbls/d and 48.36 MMcf/d. The field is operated by the Company, which has an average direct working interest of 6.7% and a net revenue interest of 5.2%. In Grimes County, however, where a majority of production and development is located, the Company has a direct working interest of 7.2% and average net revenue interest of 5.6%. In addition, the Company is the General Partner of a partnership which owns an average 77% working interest with an average 66% net revenue interest in 61,333 gross (55,200 net) acres. The Company’s 2% partnership interest reverts to 35.66% when the partnership realizes a contractually specified rate of return.

Harris Field – located in Gaines County, Texas. The field consists of six gross producing wells, which produce from the San Andres interval. The field produces with the aid of rod pumps and the current gross production rate is 57 Bbls/d. The field is operated by the Company, which has an average working interest of 76% and an average net revenue interest of 57%.

Landa West Madison Unit / Northeast Landa Field – located in Bottineau County, North Dakota. These two fields consist of 14 gross producing wells, which produce from the Spearfish and Mississippian Madison intervals. Both fields are operated by the Company, which has an average working interest of 92% and average net revenue interest of 78%. The current gross production is 66 Bbls/d.

MAK Field – located in Andrews County, Texas. This field consists of nine gross producing wells, which produce from the Spraberry interval. The field produces with the aid of rod pumps and the current gross production rate is 145 Bbls/d and 52 Mcf/d. The field is operated by the Company, which has an average working interest of 91% and an average net revenue interest of 71%.

New Mexico Fields – located in Eddy and Lea Counties, New Mexico. This area consists of three fields with 37 gross producing wells. Production is from the Seven Rivers, Queen, Grayburg and San Andres formations. The wells are on rod pumps and the current aggregate gross production rate is 88 Bbls/d. The fields are operated by the Company, which has an average working interest of 94% and an average net revenue interest of 76%.

Odem Field – located in San Patricio County, Texas. This field consists of 67 gross producing wells, which produce from multiple Frio Sands. The fields produce with the aid of rod pumps, compression and gas lift with the current gross production rate of 143 Bbls/d and 2.01 MMcf/d. The field is operated by the Company, which has an average working interest of 48% and net revenue interest of 37%.

Quarantine Bay Field – located in State waters offshore Plaquemines Parish, Louisiana. The field is located in 6-15 feet of water. The non-operated field has 31 gross producing wells completed above 10,500 feet. All of the wells produce with the aid of gas lift equipment. Current field gross production is approximately 910 Bbls/d and 104 Mcf/d. The Company has an average working interest in these wells of 7.0% and an average net revenue interest of 5.2%. The Company, however, has a 33% working interest in exploration acreage below 10,500 feet and rights which are held by production (see “Exploration and Exploitation” discussion below).

Sherman/Wayne Fields – located in Bottineau County, North Dakota. These fields consist of 19 gross producing wells, which produce from the Mississippian Wayne interval. These fields are operated by the Company, which has an average working interest of 80% and an average net revenue interest of 67%. The current gross production of these fields is 259 Bbls/d.

St. Martinville Field – located in St. Martin Parish, Louisiana. The field consists of 16 gross producing wells, which produce from numerous Miocene sand intervals. The wells are on rod-pump or electric submersible pumps and have a current gross production rate of 392 Bbls/d. The field is operated by the Company, which has an average working interest of 97%. The Company owns the majority of the minerals resulting in a net revenue interest of approximately 91%.

Starbuck Madison Unit and Southwest Starbuck Field – located in Bottineau County, North Dakota. The Starbuck Madison Field has been unitized and water-flood operations are underway. The Starbuck Madison Unit includes 14 gross producing wells and three active injectors as well as and two additional drilled but not yet completed injection wells. The unit produces from the Mississippian Madison interval. The capital plan was divided into phases. Phase one was completed February, 2008, phase two began in the fourth quarter, 2008, and was recently completed. The field is operated by the Company, which has an average working interest of 96% and an average net revenue interest of 83%. The gross production from the field is currently 56 Bbls/d and can increase significantly pending successful flood performance. The Company also has successfully unitized the Southwest Starbuck Field which includes 560 gross acres. The Company has a 97.52% working interest, a 75.42% net revenue interest and has completed the initial phase of water flood operations in connection with phase two of the larger Starbuck Madison Unit, which is in close proximity and can share certain facilities, thereby enhancing the economics of both units.

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

Field	State	Acreage
		Gross	Net
Chittim	TX	12,822	6,411
Driscoll	TX	12,000	11,760
East Nesson	ND	70,493	39,219
Eloi Bay	LA	8,704	4,352
Harris	TX	160	122
Giddings (1)	TX	61,333	55,200
Landa West Madison Unit	ND	1,145	1,070
MAK	TX	3,680	3,348
New Mexico	NM	2,156	1,847
Northeast Landa	ND	1,127	849
Odem	TX	6,500	3,250
Oklahoma (1)(2)	OK	52,653	28,217
Quarantine Bay (3)	LA	14,535	1,281
Rip Rap Coulee	MT	997	498
Roth-Leonard	ND	1,374	1,353
Sherman/Wayne	ND	1,090	967
St. Martinville	LA	1,322	1,283
Starbuck Unit	ND	6,619	6,354

Total		258,710	167,381

(1) Includes acreage held by us and our affiliated partnership, see Partnership Reserves and discussion of the Giddings field included above.
(2) Represents acreage in multiple fields, includes acreage held by GeoResources and its affiliated partnership
(3) Represents net exploration acreage held by shallow production. See discussion below.

Chittim Field (also discussed above)—We have 12,822 gross and 6,411 net acres in the field. The field presently produces out of the Glen Rose interval and the upside potential includes an additional three proved and probable undeveloped locations. The Maverick Basin, however, has additional plays and targets including the Pearsall and Eagleford shale. We have budgeted a horizontal offset well to a vertical Pearsall well that produced and we believe horizontal drilling and advanced completion techniques offer the potential to make the Pearsall meaningful to us. The commercial viability of the Eagleford shale is unknown and we will monitor the drilling and development efforts of other operators before we commit drilling dollars to development. Our acreage is held by production and therefore, we have no pending lease obligations or expirations.

Driscoll Field (also discussed above) – The field was owned by Conoco for much of its life and little development occurred over the last 20 years. We own nearly all of the working interest in this field. We hold 12,000 gross and 11,760 net acres. In 2008, we initiated a field-wide and regional study, which has been deferred due to our expanded activities in other areas. Initial reviews identified several re-engineering and recompletion projects. We successfully completed certain nominal re-engineering and recompletion projects. The acreage is held by production and therefore, we have no pending lease obligations or expirations.

East Nesson Bakken Area – Located in Mountrail County, North Dakota. We have varying working interests in the area ranging from 10% to 15% and net revenue interests ranging from 8.2% to 12.3% in approximately 35,000 acres. This is a developing Bakken Formation horizontal drilling play at vertical depths of about 9,800 feet. We are participating in an active leasehold acquisition and drilling program in a joint venture with another Williston Basin operator. The leasehold generally consists of portions of tracts or governmental subdivisions that will become drilling and spacing units. Accordingly, our working and net revenue interests could be reduced proportionally to acreage contributed to a drilling unit. To date, 13 joint venture wells have been drilled by the operator and 43 wells have been staked by other operators where we own minor interests. The joint venture remains active and has continued to acquire attractive acreage. The reduction in commodity prices which occurred 2008 has caused numerous operators to curtail or significantly reduce drilling and development operations. We expect to continue drilling throughout 2009 with one rig. However, in the near term, until drilling and development costs decline further, wells may include acreage where the joint venture has lower working interests in order to reduce near term capital expenditures. To date, the joint venture gross completed well costs have been approximately $5 million per well. In the near term, we expect gross joint venture wells to be approximately $4.5 million and to average under $4.0 million in four to six months. We intend to further increase our acreage position and participating interest as the play develops and expands.

Eloi Bay Field Complex (also discussed above)—In addition to the proved production, this field has numerous behind-pipe opportunities due to multiple stacked sand reservoirs along with four proved undeveloped locations, which are above existing production. At present, 8,074 gross and 4,352 net acres are held by production. Other operators have had drilling success and established deeper production in the area and we have budgeted funds for the acquisition and reprocessing of 3-D seismic over the field and certain surrounding acreage to define prospective opportunities which may exist. The hurricanes of 2008 and the reduction in commodity prices have caused us to defer data acquisition, processing and interpretation activities. We intend to pursue prospect leads in the orderly course of business. This acreage is held by production and, therefore, we have no pending lease obligations or expirations.

Harris Field (also discussed above) –This field consists of 160 gross and 122 net acres and is in the early stages of water-flooding with one injector well installed in 2007. Additional capital was allocated in 2008 for a crestal well, but has been deferred in favor of committing drilling dollars to projects with lease obligations.

Giddings Field (also discussed above)—We have implemented a development program and we are actively acquiring additional acreage. Along with our affiliated partnership, we control 50,080 gross (46,189 net) acres that are held by production and an additional 11,253 gross and 9,011 net leased acres that are not currently held by production. This field consists of multiple wells that have the potential for production rate increases through the use of fracture stimulations and 11 proved undeveloped drilling locations. We have drilled 10 wells to date and achieved a 100% success rate. We have recently leased 5,683 federal acres. We presently expect at least 15 additional drilling locations and intend to retain the current drilling rig and spud a new well approximately every 60-75 days. We will consider deploying a second rig as drilling costs decline. We are the operator of all of these wells and hold a direct 7.2% working interest in the core development area of this field. In addition, an affiliated partnership owns an 82.8% working interest. Throughout the field we have an average working interest of 6.7% and an incremental reversionary interest of 35.66% through our affiliate partnership (see “Partnership Reserves” above). There has been significant exploration activity in regional proximity to our large acreage position in Grimes County, Texas, including a shallow Yegua formation gas discovery, which we believe would be prospective to our acreage and justify a 3-D seismic program, and in the deeper Eagleford shale which underlies the Austin Chalk. The Eagleford shale is being drilled and evaluated by a number of substantially larger independents.

Landa West Madison Unit (also discussed above)—We hold 1,145 gross and 1,070 net acres in the field. These acres are held by production. This unit has additional potential in reconfiguring its current injection pattern to increase recoveries.

MAK Field (also discussed above)—We hold 3,680 gross and 3,348 net acres by production. A completed waterflood is in place and production has continued to increase slowly over time. The possibility of drilling infill locations in this existing waterflood is under evaluation with at least one location expected in 2009.

New Mexico Fields (also discussed above)—We hold 2,156 gross and 1,847 net acres by production. These acres are held by production. Upside exists in each of the three fields, which are in various stages of waterflood redevelopment. The fields are being studied for additional injection wells and infill producers, which we believe could enhance the waterflood upside.

Northeast Landa Field (also discussed above)—Located in Bottineau County, North Dakota, the field has produced primarily from the Mission Canyon Formation at depths of approximately 3,070 feet—3,100 feet. We hold 1,127 gross and 849 net acres. Cumulative primary recovery to date is approximately 591,000 barrels of oil. Seven gross wells remain on production. This secondary recovery potential has been studied and confirmed for the eastern lobe in the Mission Canyon member of the Madison Formation. Upon recognizing the potential and extent of the floodable reservoir, we launched a leasehold and production acquisition effort to enhance our position in the field. This effort has been successful and is continuing. We have completed preliminary flood designs, but due to questions raised by certain working interest owners we were unable to voluntarily unitize the field in 2008. In the fourth quarter of 2008, we drilled a key evaluation well to collect electric logs and cores for additional evidence. Core analysis and laboratory results should be available in the second quarter of 2009. At that time, we intend to commence unitization proceedings. We expect to have the field unitized and begin water-flood installation in 2009.

Odem Field (also discussed above)—We hold 6,500 gross and 3,250 net acres by production from multiple Frio Sands. We believe numerous proved and non-proved behind-pipe zones exist for recompletion into shallower Frio intervals. We have 3-D seismic data over the properties. Certain wells that were budgeted for 2008 have been deferred in favor of other opportunities.

Oklahoma—During 2008, Catena, a wholly-owned subsidiary of the Company, participated in the formation of an affiliated partnership in order to acquire certain producing oil and gas properties and undeveloped acreage located throughout Oklahoma. We directly purchased 18% of the interests, while the partnership purchased the remaining 82%. We believe we can exploit exploration and development opportunities associated with the acreage and in acres in close proximity to those acquired. Lower gas prices and increased differentials have reduced gas prices in many mid-continent areas to less than $3.00 per Mcf and accordingly, drilling economics have been adversely impacted. The undeveloped acreage includes approximately 100 drilling locations. Most of these locations are held by production and therefore do not have expiring lease terms. However, if the combination of high drilling and development and low prices continues this will cause us to defer or even abandon these potential drilling projects. We are high-grading drilling locations and have scheduled the drilling of the first five wells. Additional drilling is expected to be scheduled as prices stabilize and drilling costs decline. The Olson 1-21, was recently drilled and completed in Roger Mills County to an approximate total depth of 13,800 feet. We have a 26.67% working interest in this new productive well.

Quarantine Bay Field (also discussed above)—Including 939 gross and 329 net acres acquired in January 2009, we hold 14,535 gross and 1,281 net acres above 10,500 feet and 5,214 net acres below that depth. Upside in this field consists of numerous behind-pipe opportunities due to the multiple stacked sand reservoirs, along with proved undeveloped and rate acceleration locations in the section above 10,500 feet. In addition, we believe deeper exploration potential exists. We have a 33% working interest in the field, with a 24.75% net revenue interest below 10,500 feet. In cooperation with the operator, we acquired 35 square miles of 3-D seismic data to image and define prospect leads primarily below 10,500 feet. Schlumberger was engaged to reprocess the 3-D seismic data and provide initial interpretive geological and geophysical services. Geophysical and subsurface evaluation is continuing and we have isolated several prospects, the majority of which are on acreage that is held by production operations. At least one exploration well with multiple objectives below 10,500 feet is expected to be drilled in 2009, pending commodity prices and estimated drilling costs.

RipRap Coulee Field—This field is a Bakken Shale play in eastern Montana. It involves horizontal drilling at vertical depths of about 10,000 feet. Currently, we own 997 gross and 498 net leasehold acres in this prospect.

Roth-Leonard Fields—These fields are located in Bottineau County, North Dakota. The fields produce from the same Mississippian Madison stratigraphic porosity as the Sherman and Wayne Fields and have similar water production and pressure histories indicating that they are also horizontal infill drilling candidates (see “Sherman/Wayne Fields” below). We hold 1,374 gross and 1,353 net acres. We have a 100% working interest and 84.9% net revenue interest.

Sherman/Wayne Fields (also discussed above)—We hold 1,090 gross and 967 net acres and operate the field. All of the wells are on rod pump with seven of the wells being horizontal producers. Upside, in this field, consists of two proved undeveloped horizontal infill locations. We drilled two horizontal locations in 2008 and established commercial production. Further upside potential from horizontal drilling could result if we are able to unitize acreage with adjacent leases.

St. Martinville Field (also discussed above)—The field has produced over 14 million barrels of oil at depths ranging from 3,000 feet to 9,500 feet since its discovery several decades ago, and has not been evaluated with a modern 3-D survey. We hold 1,322 gross and 1,283 net acres in the field. A successful well was drilled in late 2005 to a depth of 4,700 feet that initially flowed over 100 Bbls/d, is still producing 30 Bbls/d and has several behind-pipe zones. One additional well is presently budgeted. A 3-D seismic survey is in process with interpretation to begin in the second half of 2009.

Starbuck and Southwest Starbuck Fields (also discussed above)—The Starbuck field was unitized effective November 1, 2007, and includes 6,619 gross and 6,354 net acres. We immediately began our waterflood installation and have a 96% working interest and 83% net revenue interest. Phase one, including four injection wells, water plant and flow lines, was completed in early 2008, when initial water injection began. As a result of the recent increase in the Starbuck Madison Unit production, which is believed to be initial secondary recovery response, phase two of the three phase capital plan was initiated and completed in March 2009. Using our base case, we estimate 1.4 million Bbls recoverable with a development cost of approximately $4.00 to $5.00 per barrel. Recoverable reserve estimates range from 1.0 million Bbls to 2.4 million Bbls. The flood design includes two productive zones, the Midale (Mississippian Charles) and the Berentson (Mississippian Charles B-1) zone, which are being flooded separately. The Starbuck Midale has produced 584,000 barrels of oil and the Berentson has produced 754,000 barrels on primary recovery, for total field production of 1,267,000 barrels of oil. Fourteen gross wells are still producing. The flood installation has been designed to capture and accelerate recovery of existing primary reserves, as well as capture incremental water flood reserves. At the adjacent Southwest Starbuck Field, we have completed Phase One of the water flood plan which included drilling one injection well and installing a water plant and flow lines. Initial water injection commenced in mid-January, 2009. The plant and flow lines will also serve the south end of the Starbuck Madison Unit. The initial flood design includes 560 gross acres where we have a 97.52% working interest and a 75.42% net revenue interest. We estimate that an incremental 170,000 Bbls are recoverable, net to our interest.

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

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$48,745
Lease operating expenses	(12,096)
Production taxes	(4,637)
Exploration expense	(2,439)
Re-engineering and workovers	(1,426)
Impairment of oil and gas properties	(8,339)
General & administrative expense (G&A)	(655)
Depletion, depreciation and amortization expenses (DD&A)	(8,500)
Net interest income (expense)	(3,283)
Hedge ineffectiveness	410
Gain / (loss) on derivative contracts	(563)
Gain / (loss) on sale of property	4,313
Other income - net	1,812

Income before income taxes	13,342
Provision for income taxes	(2,889)

Net increase	$10,453

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

General and Administrative Expenses – Our G&A costs increased $655,000 due primarily to overall business expansion as well as increases in salaries and other overhead expenses, partially offset by cost reductions resulting from the centralization of certain job functions.

Depreciation, Depletion and Amortization – The increase in DD&A expenses attributable to the properties acquired from AROC Energy LP was $5,618,000. The remaining increase of $2,882,000 was due to higher DD&A in the fourth quarter of 2008 due to lower reserve estimates at year-end, which was caused by lower commodity prices.

Interest Income and Expense – Interest expense increased by $2,904,000 due to higher average debt levels during the year ended December 31, 2008, compared to 2007. During the first ten months of 2007, the Company had a long-term debt balance of less than $10 million. In October, 2007, the Company borrowed $96 million in conjunction with the AROC Energy LP acquisition. During 2008, the Company paid down this balance to $40 million. Interest income decreased by $379,000 during the year ended December 31, 2008, compared to 2007, due to lower interest rates on average invested cash balances.

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

Year ended December 31, 2007, compared to the year ended December 31, 2006.

We recorded net income of $3,069,000 and $4,247,000 for the years ended December 31, 2007, and 2006, respectively. The $1,178,000 decrease in net income resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$22,540
Lease operating expenses	(6,566)
Production taxes	(1,814)
Exploration expense	405
Re-engineering and workovers	(1,708)
Impairment of oil and gas properties	184
General & administrative expense (G&A)	(3,709)
Depletion, depreciation and amortization expenses (DD&A)	(4,125)
Net interest income (expense)	(1,549)
Hedge ineffectiveness	(680)
Gain / (loss) on sale of property	(286)
Other income - net	977

Income before income taxes	3,669
Provision for income taxes	(4,847)

Net increase	$(1,178)

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

The following is a list of contracts outstanding at December 31, 2008:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of December 31, 2008
						(in thousands)
Natural Gas
October-07	Collar	01/01/09	12/31/09	$7.00 - $10.75	275,530 Mmbtu	$165
October-07	Collar	01/01/10	12/31/10	$7.00 - $ 9.90	1,287,000 Mmbtu	772
October-07	Collar	01/01/11	12/31/11	$7.00 - $ 9.20	1,079,000 Mmbtu	648

						1,585
Crude Oil
October-07	Swap	01/01/09	12/31/09	$76.00	368,000 Bbls	8,035
October-07	Swap	01/01/10	12/31/10	$74.71	322,000 Bbls	3,497
October-07	Swap	01/01/11	12/31/11	$74.37	282,000 Bbls	1,492

						13,024
Interest Rate
Oct-07/Dec-09	Swap	10/10/07	10/16/10	4.29375%	$40 Million Notional
					30-day LIBOR	(2,254)
Oct-07/Dec-09	Swap	12/16/08	10/16/10	4.29375%	$10 Million Notional
					30-day LIBOR	(563)

						(2,817)

						$11,792

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Supplementary Information” of Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, as disclosed in our Form 10-K as filed with the SEC on March 25, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely discussions regarding required disclosure. However, subsequent to the filing on March 25, 2009 of that Form 10-K, management determined that we should have filed the report as an accelerated filer, as such term is defined by the SEC. On June 30, 2008, we exceeded the public float limit for a smaller reporting company and began the process of transitioning from a smaller reporting company to an accelerated filer. During the transition period we were allowed to continue to use the scaled disclosures provided for a smaller reporting company until the first interim period of fiscal 2009. Management interpreted and believed this transitional period was also applicable to the filing deadline for our Annual Report on Form 10-K and that the transition period granted us relief from engaging our independent auditor to attest to the effectiveness of our internal control over financial reporting. Because we did not file our Form 10-K as an accelerated filer timely and did not include the Independent Auditor’s Report on Internal Control over Financial Reporting when the Form 10-K was originally filed on March 25, 2009, management subsequently determined in connection with the filing of this amendment on Form 10-K that, as of December 31, 2008, our disclosure controls and procedures were not effective. Since then we have remedied this ineffectiveness by implementing additional disclosure controls and procedures requiring that Company personnel with financial reporting responsibilities maintain knowledge of rule changes and related interpretations issued by the staff of the SEC.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with the U.S. GAAP.

While we believe that our existing internal control framework and procedures over financial reporting have been effective in accomplishing our objectives, we intend to continue the practice of reevaluating, refining, and expanding our internal controls over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of GeoResources, Inc.:

We have audited GeoResouces Inc.’s (a Colorado Corporation) and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoResources, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GeoResources, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, GeoResources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoResources, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated June 4, 2009, expressed an unqualified opinion on those consolidated financial statements.

/S/ Grant Thornton LLP

Houston, Texas

June 4, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

Information concerning our executive officers and directors is set forth below:

Name	Age	Position(s) with the Company	Director / Officer Since
Frank A. Lodzinski	59	President, Chief Executive Officer and Director (1)	2007

Collis P. Chandler, III	40	Executive Vice President and Chief Operating Officer - Northern Region and Director (1)	2007

Francis M. Mury	57	Executive Vice President and Chief Operating Officer - Southern Region	2007

Robert J. Anderson	46	Vice President, Business Development, Acquisitions and Divestitures	2007

Howard E. Ehler	64	Vice President and Chief Financial Officer	2007

Christopher W. Hunt	41	Director (2) (3) (4)	2007

Jay F. Joliat	52	Director (2) (3) (4)	2007

Scott R. Stevens	37	Director (3) (4)	2007

Michael A. Vlasic	48	Director (1)	2007

Nicholas L. Voller	58	Director (2)	2004

(1)	Member of the Executive Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Compensation Committee.

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

Collis P. Chandler, III has been Executive Vice President and Chief Operating Officer—Northern Region and Director of the Company since the Merger on April 17, 2007. He has been President and sole owner of Chandler Energy, LLC since its inception in July 2000. From 1988 to July 2000, Mr. Chandler served as Vice President of The Chandler Company, a privately-held exploration company operating primarily in the Rocky Mountains. His responsibilities over the 12-year period included involvement in exploration, prospect generation, acquisition, structure and promotion as well as direct responsibility for all land functions including contract compliance, lease acquisition and administration. Mr. Chandler received a Bachelor of Science Degree from the University of Colorado, Boulder, in 1992.

Francis M. Mury has been Executive Vice President and Chief Operating Officer—Southern Region of the Company since the Merger on April 17, 2007. He has been active in the oil and gas industry since 1974. He was employed by AROC, Inc. as Executive Vice President from May 2001 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Executive Vice President. Mr. Mury worked for Texaco, Inc. from July 1974 through March 1979, ending his tenure there as a petroleum field engineer. From April 1979 through December 1985, he worked for Wainoco Oil & Gas as a production engineer and drilling superintendent. From January 1986 to November 1989 he worked for Diasu Oil & Gas as an operations manager. He has worked with Mr. Lodzinski since 1989, including at Hampton Resources Corporation, where he served as Vice President – Operations from January 1992 through May 1995, and Texoil, Inc. where he served as Executive Vice President from November 1997 through February 2001. His experience extends to all facets of petroleum engineering, including reservoir engineering, drilling and production operations and further into petroleum economics, geology, geophysics, land and joint operations. Geographical areas of experience include the Gulf Coast (offshore and onshore), east and west Texas, Mid-Continent, Florida, New Mexico, Oklahoma, Wyoming, Pennsylvania and Michigan. Mr. Mury received a degree in Computer Science (1974) from Nicholls State University, Thibodeaux, Louisiana.

Robert J. Anderson has been Vice President, Business Development, Acquisitions and Divestitures of the Company since the Merger on April 17, 2007. He is a Petroleum Engineer with 19 years of diversified domestic and international experience with both major oil companies (ARCO International/Vastar Resources) and independent oil companies (Hunt Oil/Huguton Energy/Anadarko Petroleum). From October 2000 through February 2004, he was employed by Anadarko Petroleum Corporation as a petroleum engineer. From March 2004 through December 2004 he was employed by AROC, Inc. as Vice President, Acquisitions and Divestitures. He joined Southern Bay Energy, LLC in January 2005 as Vice President, Acquisitions and Divestitures. His professional experience includes acquisition evaluation, reservoir and production engineering and field development, and project economics, budgeting and planning. Mr. Anderson’s domestic acquisition and divestiture experiences include the Gulf Coast of Texas and Louisiana (offshore and onshore), east and west Texas, north Louisiana, Mid-Continent and the Rockies. His international experience includes Canada, South America and Russia. He has an undergraduate degree in Petroleum Engineering from the University of Wyoming (1986) and also holds an MBA, Corporate Finance, from the University of Denver (1988).

Howard E. Ehler has been Vice President and Chief Financial Officer of the Company since the Merger on April 17, 2007. He was employed as Vice President and Chief Financial Officer of AROC, Inc. from May 2001 through December 2004. Since January 2005, Mr. Ehler has been employed by Southern Bay Energy, LLC as Vice President and Chief Financial Officer. He previously served as Vice President of Finance and Chief Financial Officer for Midland Resources, Inc. from March 1997 through October 1998. From November 1999 through April 2001 he performed independent accounting and auditing services in oil and gas as a sole practitioner in public accounting. He was employed in public accounting with various firms for over 21 years, including practice with Grant Thornton, where he was admitted to the partnership. He has substantive experience in oil and gas banking, finance, accounting and reporting. In addition, his experience includes partnership administration, tax, budgets and forecasts and cash management. Mr. Ehler holds an Accounting Degree from Texas Tech University (1966) and has been a certified public accountant since 1970.

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

Our directors are elected at each annual meeting of our shareholders and hold office for a one year term or until their successors have been elected and qualified.

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

Nominating Committee

Members : Directors Stevens (Chairman), Hunt and Joliat

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

Compensation Committee

Members : Directors Joliat (Chairman), Hunt and Stevens

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

Recent Actions. The 2008 bonus payments, 2009 base salaries and the February 2009, stock option grants are set forth in the table below.

Officer	2008 Bonus Amount ($)	2009 Base Salary ($)	Stock Option (Common Stock)(#)

Frank A. Lodzinski, Principal Executive Officer and Chairman of the Board of Directors	20,000	200,000	100,000

Collis P. Chandler, III, Executive Vice President and Chief Operating Officer - Northern Division	17,500	160,000	50,000

Francis M. Mury, Executive Vice President and Chief Operating Officer - Southern Division	17,500	165,000	50,000

Howard E. Ehler, Principal Financial Officer and Principal Accounting Officer	17,500	160,000	50,000

Robert J. Anderson, Vice President, Business Development - Acquisitions and Divestitures	17,500	160,000	50,000

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Frank A. Lodzinski, Principal Executive Officer and Chairman of the Board of Directors (1)	2008	162,500	—	—	118,500	—	—	281,000
	2007	150,000	—	—	27,055	—	—	177,055

Collis P. Chandler, III, Executive Vice President and Chief Operating Officer - Northern Division (1)	2008	150,000	—	—	79,000	—	—	229,000
	2007	100,000	—	—	18,995	—	—	118,995

Francis M. Mury, Executive Vice President and Chief Operating Officer - Southern Division (1)	2008	143,750	22,500	—	79,000	—	—	245,250
	2007	125,000	—	—	17,561	—	—	142,561

Howard E. Ehler, Principal Financial Officer and Principal Accounting Officer (1)	2008	120,000	27,500	—	55,300	—	—	202,800
	2007	105,000	—	—	11,862	—	—	116,862

Robert J. Anderson, Vice President, Business Development - Acquisitions and Divestitures (1)	2008	135,000	27,500	—	59,250	—	—	221,750
	2007	120,000	—	—	12,812	—	—	132,812

Jeff P. Vickers, Vice President Northern Division (April 17, 2007 - September 30, 2008) Principal Executive and Principal Accounting Officer (2006 - April 16, 2007).	2008	104,858	—	—	—	—	—	104,858
	2007	129,483	46,478	—	—	—	—	175,961
	2006	127,887	—	—	—	10,372	6,393	144,652

(1)	These named executive officers were not officers of the Company prior to the Merger on April 17, 2008.

The grants for option awards are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(r). The terms of the option grants are set forth below in the table “Outstanding Equity Awards at Fiscal Year-End.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised / Exercisable Options	% of Total Options Granted to Employees in Fiscal Year (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Unexercised In- The-Money Options / SARs at Year-End ($) (g) **	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Frank A. Lodzinski, CEO	75,000	19.9%	$8.27	Oct 10, 2017	75,000	31,500
	37,500	19.9%	$9.56	Oct 10, 2017	37,500	N/A
	37,500	19.9%	$9.56	Oct 10, 2017	37,500	N/A	N/A	N/A

Howard E. Ehler, CFO	35,000	9.3%	$8.27	Oct 10, 2017	35,000	14,700
	17,500	9.3%	$9.56	Oct 10, 2017	17,500	N/A
	17,500	9.3%	$9.56	Oct 10, 2017	17,500	N/A	N/A	N/A

Collis P. Chandler, III	50,000	13.2%	$8.27	Oct 10, 2017	50,000	21,000
	25,000	13.2%	$9.56	Oct 10, 2017	25,000	N/A
	25,000	13.2%	$9.56	Oct 10, 2017	25,000	N/A	N/A	N/A

Francis M. Mury	50,000	13.2%	$8.27	Oct 10, 2017	50,000	21,000
	25,000	13.2%	$9.56	Oct 10, 2017	25,000	N/A
	25,000	13.2%	$9.56	Oct 10, 2017	25,000	N/A	N/A	N/A

Robert J. Anderson	37,500	9.9%	$8.27	Oct 10, 2017	37,500	15,750
	18,750	9.9%	$9.56	Oct 10, 2017	18,750	N/A
	18,750	9.9%	$9.56	Oct 10, 2017	18,750	N/A	N/A	N/A

**	Valued at market close price on December 31, 2008 of $8.69 per share

Option Grants in Last Two Fiscal Years. During 2008 we granted 25,000 options to non-offer employees under the Amended and Restated 2004 Employees’ Stock Incentive Plan (the “2004 Plan”). We granted an aggregate of 765,000 stock options in October 2007 of which 495,000 were granted to the named executive officers. If within the duration of any of the remaining outstanding options there is a corporate merger consolidation, acquisition of assets or other reorganization and if such transaction affects the optioned stock, the optionee will thereafter be entitled to receive, upon exercise of his option, those shares or securities that he would have received had the option been exercised prior to the transaction and the optionee had been a shareholder with respect to such shares. One half of the 2007 options are exercisable on October 10, 2009; and an additional 25% of the options are exercisable on each yearly anniversary thereafter, until October 10, 2011, when 100% of the options are exercisable.

The Compensation Committee for our Board of Directors administers the outstanding options.

Options Granted Subsequent to Year-end. On February 3, 2009, the Compensation Committee of the Board of Directors granted additional options to officers and board members under the 2004 Plan to purchase an additional 500,000 shares of our common stock. These options vest at the rate of 25% per year beginning February 3, 2010, at exercise prices of $8.50 for 250,000 shares and $10.00 for the remaining 250,000 shares. These options, if not exercised, will expire February 3, 2019. The closing price of our stock on the date of the grant was $7.62.

On March 26, 2009, the Company granted additional options to key employees under the 2004 Plan to purchase an additional 225,000 shares of common stock. These options vest at a rate of 25% per year beginning February 3, 2010, at an exercise prices of $8.50 for 112,000 shares and $10.00 for the remaining 112,500 shares. These options, if not exercised, will expire March 26, 2019. The closing price of our stock on the date of the grant was $7.16.

In 2007, our shareholders adopted the 2004 Plan. The 2004 Plan reserves 2,000,000 shares of our common stock for either nonstatutory options or incentive stock options that may be granted pursuant to the terms of the plan.

Of the 2,000,000 reserves shares, 690,000 shares remained outstanding as of March 25, 2009. Under the terms of the 2004 Plan, the option price can not be less than 100% of the fair market value of the common stock of the Company on the date of grant, and if the optionee owns more than 10% of the voting stock, the option price per share can not be less than 110% of the fair market value.

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

Employment Contracts and Termination of Employment Agreements

We have no employment contracts in place with any of our executive officers, who serve at the will of our Board of Directors. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change-in-control of the Company or a change in the executive officers’ responsibilities following a change-in-control.

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

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock, $.01 par value	Frank A. Lodzinski (2) (3) (4) (11) 110 Cypress Station Drive - Suite 220 Houston, Texas 77090	3,457,126	21.3%

Common Stock, $.01 par value	Collis P. Chandler, III (5) 475 Seventeeth Street - Suite 1210 Denver, CO 80202	1,620,711	10.0%

Common Stock, $.01 par value	Francis M. Mury (6) (11) 110 Cypress Station Drive - Suite 220 Houston, TX 77090	100,000	*

Common Stock, $.01 par value	Howard E. Ehler (7) (11) 110 Cypress Station Drive - Suite 220 Houston, TX 77090	40,053	*

Common Stock, $.01 par value	Robert J. Anderson (8) (11) 110 Cypress Station Drive - Suite 220 Houston, TX 77090	63,266	*

Common Stock, $.01 par value	Christopher W. Hunt 200 Filmore Street - No. 408 Denver, CO 80206	45,000	*

Common Stock, $.01 par value	Jay F. Joliat (9) 36801 Woodward Avenue - Suite 301 Birmingham, MI 48009	500,000	3.1%

Common Stock, $.01 par value	Scott R. Stevens (10) 301 South College Street - 12th Floor Charlotte, NC 28288	—	*

Common Stock, $.01 par value	Michael A. Vlasic (4) 38710 Woodward Avenue Bloomfield Hills, MI 48304	4,806,536	29.6%

Common Stock, $.01 par value	Nick Voller 222 University Avenue Williston, ND 58801	—	*

Common Stock, $.01 par value	Officers and Directors (11) as a Group - (ten persons)	7,310,323	45.0%
		Direct and Indirect

Common Stock, $.01 par value	Wachovia Capital Partners 2005 LLC (10) 301 South College Avenue Charlotte, NC 28288	1,688,860	10.4%

CLASS OF SECURITIES	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF SHARES AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock, $.01 par value	Vlasic FAL, L.P. (4) 110 Cypress Station Drive - Suite 220 Houston, Texas 77090	3,318,536	20.4%

Common Stock, $.01 par value	Chandler Energy, LLC (5) 475 Seventeenth Street - Suite 1210 Denver, CO 80202	1,620,711	10.0%

*	Less than 1%
(1)	Unless otherwise indicated, the shares are held directly in the names of the named beneficial owners and each person has sole voting and sole investment power with respect to the shares.
(2)	Includes 108,357 shares of common stock owned by Mr. Lodzinski, 26,400 shares held by Mr. Lodzinski’s spouse.
(3)	Includes 3,833 shares of common stock held by officers and employees pursuant to a shareholders agreement
(4)

Vlasic FAL, L.P., a Texas limited partnership, is managed by VL Energy LLC, a Texas limited liability company and general partner. All of the membership interest in VL Energy LLC are owned by Frank A. Lodzinski. Mr. Lodzinski and Mr. Vlasic indirectly own all of the limited partnership interests of Vlasic FAL, L.P., through limited liability companies that they control, and that each of Mr. Lodzinski and Mr. Vlasic own in part, with the remaining owners consisting primarily of family members. The entity controlled by Mr. Vlasic that is the limited partner of Vlasic FAL, L.P. has the right to remove the general partner at any time. Vlasic FAL, L.P. directly owns 3,318,536 shares of the Company, or 20.4% of the issued and outstanding common stock of the Company. Based on the legal structure of Vlasic FAL, L.P., Mr. Lodzinski and Mr. Vlasic are beneficial owners of all of the shares of common stock held by Vlasic FAL, L.P., and share the right to vote and dispose of these shares. In addition, the total shares shown for Mr. Vlasic include 1,488,000 shares held by VILLCo Energy, LLC for which Mr. Vlasic serves as Chief Executive Manager.

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

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

FOR

Form 10-K for the year ended December 31, 2008.

3.1	Amended and Restated Articles of Incorporation dates June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation, dated November 6, 2007. (5)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.19	June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090. (3)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC (2)

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association (2)

10.33	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association (2)

10.34	Form of Purchase Agreement (4)

10.35	Form of Warrant (4)

10.36	Form of Registration Rights Agreement (4)

10.37	Agreement of Limited Partnership for OKLA Energy Partners LP dated May 20, 2008 (5)

10.38	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008. (6)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Grant Thornton LLP. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.

GEORESOURCES, INC. and SUBSIDARIES

Index to Consolidated Financial Statements and Supplementary Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GeoResources, Inc.:

We have audited the accompanying consolidated balance sheets of GeoResources, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoResources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 4, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Houston, Texas

June 4, 2009

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

GEORESOURCES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE A: Organization and Summary of Significant Accounting Policies

Merger

On April 17, 2007, pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), GeoResources, Inc. (“GeoResources” or the “Company”), a Colorado corporation, acquired Southern Bay Oil & Gas, L.P. (“Southern Bay”), a Texas limited partnership, PICA Energy, LLC (“PICA”), a Colorado limited liability company and subsidiary of Chandler Energy, LLC, and certain oil and gas properties in exchange for 10,690,000 shares of common stock (the “Merger”). These transactions resulted in a change in stockholder control of the Company. As a result of the Merger, the former Southern Bay partners received a majority of the outstanding common stock of the Company and thus, obtained voting control of the Company. Accordingly, for financial reporting purposes, the Merger was accounted for as a reverse acquisition of GeoResources and PICA by Southern Bay. Therefore, the results of operations and cash flows as presented herein for the year ended December 31, 2008 are those attributable to the combined entities. The results of operations and cash flows for the year ended December 31, 2007 are those attributable to the former Southern Bay entity for the entire twelve months and those of the combined entity for the period from April 18, 2007, through December 31, 2007. The results of operations and cash flows for the year ended December 31, 2006, are those attributable to the former Southern Bay entity.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average shares of common stock outstanding. Net income per share computations to reconcile basic and diluted net income for 2008, 2007 and 2006 consist of the following (in thousands except per share data):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income available for common	$13,522	$3,069	$4,247

Denominator:
Basic weighted average shares	15,598	12,405	4,858
Effect of dilutive securities – options	153	—	—

Diluted weighted average shares	15,751	12,405	4,858

Earning per share
Basic	$0.87	$0.25	$0.87
Diluted	$0.86	$0.25	$0.87

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

On March 26, 2009, the Company granted additional options to key employees to purchase 225,000 shares of common stock. These options vest at the rate of 25% per year beginning February 3, 2010, at an exercise price of $8.50 for 112,500 shares and $10.00 for the remaining 112,500 shares. The closing price of the Company stock on March 26, 2009 was $7.16.

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

Costs incurred in acquisition, development and exploration:

	Year Ended December 31,
	2008	2007
	(in thousands)
Acquisition cost	$949	$1,553
Development cost	$633	$434
Exploration cost	$—	$—

Capitalized cost of oil and gas properties:

	December 31,
	2008	2007
	(in thousands)
Proved properties	$3,543	$1,973
Unproved properties	—	—

	3,543	1,973
Accumulated depreciation, depletion and amortization	(662)	(274)

Net capitalized cost	$2,881	$1,699

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

Note O: Subsequent Events

Austin Chalk – On May 29, 2009, the Company closed the acquisition of undivided working interests in 68 wells, located in the Giddings Field, Texas from an affiliated partnership. GeoResources is the operator of the subject wells and the general partner of the partnership. The Company paid the partnership $49.4 million for the interests in the property and as a result of its general partner interest received a distribution of $987,000. The sale of the properties and subsequent distribution of proceeds to the partners caused a change in the sharing ratio of revenues and expenses in the partnership. Immediately subsequent to the acquisition, the Company’s sharing ratio in the partnership increased from 2% to 30%. The Company will remain the general partner of the partnership and the operator of the properties.

Prior to the acquisition, GeoResources’ held a direct working interests in the properties ranging from approximately 6.5% to 7.8%. The acquisition increased the Company’s direct working interest in the producing wells to approximately 34% to 37%. In addition, the Company’s working interest in the primary development area will be more than 50%.

Bakken Shale – On May 20, 2009, the Company acquired a 15% working interest in approximately 59,000 net acres and has also acquired varying working interest in 59 producing wells. The Company’s net acquisition cost was $10.4 million. As a result of the acquisition, the Company now has working interests ranging from 10% to 15.5% in several fields covering approximately 100,000 net acres in the Bakken Shale.

Funding – The acquisitions described above were funded with borrowings under the Company’s Amended Credit agreement with Wachovia Bank.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant)

Dated: June 11, 2009	/s/ Frank A. Lodzinski
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

Signatures	Title	Date

/s/ Frank A. Lodzinski	President, Chief Executive Officer (principal executive officer) and Director	June 11, 2009
Frank A. Lodzinski

/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	June 11, 2009
Howard E. Ehler

/s/ Collis P. Chandler, III	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact

/s/ Christopher W. Hunt	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact

/s/ Jay F. Joliat	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact

/s/ Scott R. Stevens	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact

/s/ Nicholas L. Voller	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact

/s/ Michael A. Vlasic	Director	June 11, 2009
By: Frank A. Lodzinski, Attorney-in-Fact