Form 10-K/A
period 2009-12-31
GEORESOURCES INC
filed 2010-07-23
CIK 41023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

Amendment No. 1

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2009

Commission File Number – 0-8041

GEORESOURCES, INC.
(Exact name of registrant as specified in its charter)
Colorado	84-0505444
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
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
[  ] Yes                      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes                      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicated by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):
Larger accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2009: $74,756,000

Number of shares of the registrant’s common stock outstanding at July 10, 2010: 19,723,916

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain portions of the definitive proxy materials of the registrant in respect of its 2010 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Report”).  The purpose of this Amendment No. 1 is to amend the following items in the Original Report:

1.	Item 2. “Properties – Proved Undeveloped Reserves” is expanded to provide additional disclosure regarding the individual factors that contributed the increase in proved undeveloped reserves.

2.
Item 2 “Preparation of Reserve Estimate” is amended to correct the reference to the Cawley, Gillespie & Associates, Inc. (“CG&A”) report which was included as an exhibit in the Original Report.  The disclosure is also expanded to disclose the internal control procedures performed to reconcile any material differences between the Company’s internally prepared reserve estimates and those prepared by CG&A.  The expanded disclosure in the Amended filing also includes the qualifications of the technical person primarily responsible for accepting the final report of the reserve estimated from CG&A.

3.	Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is amended to include a tabular disclosure of contractual obligations.

4.
Item 7 “Critical Accounting Policies Estimates – Impairment of Oil and Gas Properties” is expanded to describe in more detail facts and circumstances leading to the Company’s impairment assessments and to provide a description of the significant assumptions that were used to determine the Company’s estimate of expected present value of future cash flows.

5.	Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” is expanded to address the interest rate risk associated with the Company’s credit agreement.

6.	Exhibit 99.2 is amended to include a revised report from CG&A.

This Amendment No. 1 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

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

Proved Undeveloped Reserves

From December 31, 2008 to December 31, 2009, our proved undeveloped reserves (“PUDs”) increased 75% from 2,900,000 BOE to 5,081,000 BOE, or an increase of 2,181,000 BOE.  This increase was attributable primarily to successful drilling activity and property acquisitions made during 2009 in the Bakken Shale trend of North Dakota and the Giddings field in Texas.  We added 1,960,000 BOE as a result of successful drilling in 2009 and the commensurate PUDs associated with such drilling.  As a result of acquisitions during 2009, we added 646,000 BOE.  These additions to our PUD reserves were offset by 425,000 BOE that were no longer deemed to be economic PUDs at year-end.

The quantities of PUDs that remain undeveloped after having been disclosed as proved undeveloped reserves for a period of five years or more are zero as of December 31, 2009.

Preparation of Reserve Estimates

We engaged an independent petroleum engineering consulting firm, Cawley Gillespie & Associates, Inc. (“CG&A”), to prepare our final reserve estimates and have relied on their expertise to ensure that our reserve estimates are prepared in compliance with SEC guidelines and with generally accepted petroleum engineering principles.

The technical person primarily responsible for the preparation of the reserve report is Mr. Robert Ravnaas, Executive Vice President at CG&A.  He earned a Bachelor’s of Science degree with special honors in Chemical Engineering from the University of Colorado at Boulder in 1979, and a Master’s of Science degree in Petroleum Engineering from the University of Texas at Austin in 1981.  Mr. Ravnaas is a Registered Professional Engineer in Texas and has more than 29 years of experience in the estimation and evaluation of oil and gas reserves.  He is also a member of the Society of Petroleum Geologists, and Society of Professional Well Log Analysts.

Our Vice President Business Development, Acquisitions and Divestitures, who is a qualified reserve estimator and auditor, is primarily responsible for overseeing our independent petroleum engineering firm during the preparation of our reserve report.  His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.  His qualifications include: Bachelor’s of Science degree in Petroleum Engineering from the University of Wyoming, 1986; Master’s of Business Administration degree from University of Denver, 1988; member of the Society of Petroleum Engineers since 1985; and more than 22 years of practical experience in estimating and evaluating reserve information with more than five years of those being in charge of estimating and evaluating reserves.

We maintain adequate and effective internal controls over our reserve estimation process as well as the underlying data upon which reserve estimates are based.  The primary inputs to the reserve estimation process are technical information, financial data, ownership interest, and production data.  The relevant field and reservoir technical information, which is updated annually, is assessed for validity when our independent petroleum engineering firm has technical meetings with our engineers, geologist, operations and land personnel.  Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting.  Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  All current financial data such as commodity prices, lease operating expenses, production taxes and field level commodity prices differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete.  Our current ownership in mineral interests and well production data are also subject to our internal controls over financial reporting, and they are incorporated in our reserve database as well and verified internally by us to ensure their accuracy and completeness.  Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, our independent engineering firm meets with our technical personnel to review field performance and future development plans in order to further verify the validity of estimates.  Following these reviews the reserve database is furnished to CG&A so that it can prepare its independent reserve estimates and final report.   The reserve estimates prepared by CG&A are reviewed and compared to our internal estimates by our Vice President Business Development, Acquisitions and Divestitures and staff in our reservoir engineering department.  Material reserve estimation differences are reviewed between CG&A’s reserve estimates and our internally prepared reserves on a case-by-case basis.  An iterative process between CG&A and us regarding any significant differences allows for additional data to be provided in order to address the differences.  If the supporting documentation will not justify any additional changes, the CG&A reserves are accepted.  In the event that additional data supports a reserve estimation adjustment, CG&A will analyze the additional data, and may make any changes it deems necessary.  Additional data is usually comprised of updated production information on new wells.  Once the review is completed and all material differences are reconciled, the reserve report is finalized and our reserve database is updated with the final estimates provided by CG&A.  Access to our reserve database is restricted to specific members of our reservoir engineering department.

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

In 2009, one purchaser accounted for 17% of our consolidated oil and gas revenues, two purchasers accounted for 15% each of our consolidated oil and gas revenues, and one more accounted for 11%.  In 2008, one purchaser accounted for 16% of our consolidated oil and gas revenues, two more accounted for 11% each and two purchasers accounted for 10% each of our consolidated oil and gas revenues.  In 2007, two purchasers accounted for 17% and 14% of our consolidated oil and gas revenues.   No other single purchaser accounted for 10% or more of our oil and gas revenues in 2009, 2008, or 2007.  There are adequate alternate purchasers of our production such that we believe the loss of one or more of the above purchasers would not have a material adverse effect on our results of operations or cash flows.

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

	Developed		Undeveloped		Total
State	Gross	Net	Gross	Net	Gross	Net
Texas	85,200	47,149	27,093	14,162	112,293	61,311
N. Dakota	47,613	19,952	101,915	31,253	149,528	51,205
Colorado	7,049	5,119	47,188	31,556	54,237	36,675
Oklahoma	53,933	10,459	595	-	54,528	10,459
Alabama	42,480	21,240	-	-	42,480	21,240
Louisiana	31,921	11,070	4,277	2,127	36,198	13,197
Montana	8,891	6,393	14,343	12,277	23,234	18,670
All Others	4,796	3,686	80	52	4,876	3,738

Total	281,883	125,068	195,491	91,427	477,374	216,495

Exploratory Wells and Development Wells

Set forth below for the three years ended December 31, is information concerning the number of wells we drilled during the years indicated.

	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive or Dry Wells Drilled
Year	Productive	Dry	Productive	Dry
2007	1.97	-	4.27	-	6.24

2008	0.09	1.00	9.72	1.96	12.77

2009	-	0.12	5.61	-	5.73

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

RipRap Coulee Field - This field is a Bakken Shale play in eastern Montana.  It involves horizontal drilling at vertical depths of about 10,000 feet.  Currently, we own 997 gross (498 net) acres in this prospect.

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

*Mcfe have been calculated on the basis of one barrel of oil is equivalent to six thousand cubic feet of natural gas.

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

	Percent increase (decrease)	Year Ended December 31,
		2009	2008

Gas Production (MMcf)	67%	4,944	2,962
Oil Production (MBbl)	15%	851	743
Barrel of Oil Equivalent (MBOE)	36%	1,675	1,236
Average Price Gas Before Hedge Settlements (per Mcf)	-61%	$3.28	$8.36
Average Price Oil Before Hedge Settlements (per Bbl)	-41%	$56.37	$94.88
Average Realized Price Gas (per Mcf)	-51%	$3.97	$8.12
Average Realized Price Oil (per Bbl)	-26%	$61.09	$82.42

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

	Total Annual Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2010	322,000		$74.710
2010 (added Jan. 8, 2010)	110,000		$85.320
2011	282,000		$74.730
2011 (added Jan. 8, 2010)	84,000		$88.450
Forward sales contracts:
2010	27,000		$43.850

Natural Gas Contracts (Mmbtu)
Swap contracts:
2010	150,000		$4.860
2010	150,000		$4.870
2010	1,440,000		$5.155
2010	480,000		$5.195
2010	360,000		$6.065
2011	210,000		$6.065
2011	630,000		$6.450
2012	150,000		$6.450
2012	450,000		$6.415
Costless collars contracts:
2010	1,287,000	$ 7.00	$9.900
2011	1,079,000	$ 7.00	$9.200

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

Commitments and Contingencies

We have the following contractual obligations and commitments as of December 31, 2009:

	Payments Due by Year (in thousands)
	Long-term debt (1)	Interest rate swap (2)	Commodity derivatives (3)	Operating leases	Asset retirement obligations (4)
2010	$-	$1,627	$4,406	$317	$-
2011	-	-	3,233	225	208
2012	69,000	-	-	227	9
2013	-	-	-	235	22
2014	-	-	-	242	199
Thereafter	-	-	-	82	21,158

	$69,000	$1,627	$7,639	$1,328	$21,596

(1)
Long-term debt is the outstanding principal amount under our Second Amended and Restated Credit Agreement.  This table does not include future commitment fees, interest expense or other fees because the Second Amended and Restated Credit Agreement is a floating rate instrument, and we cannot determine with accuracy the timing of future loans, advances, repayments or future interest rates to be charged.

(2)
Represents the estimated future payments under our interest rate swap contracts based on future LIBOR interest rates as of December 31, 2009.  These amounts will change as the LIBOR rate changes.  The estimated fair market value of our interest rate swap contracts at December 31, 2009 was a net liability of $1,627,000.

(3)
Represents the estimated future payments under our oil and natural gas derivative contracts based on the future market prices as of December 31, 2009.  These amounts will change as oil and natural gas commodity prices change.  The estimated fair market value of all of our oil and natural gas commodity derivatives at December 31, 2009, was a net liability of $4,276,000.

(4)
Represents the estimates of future asset retirement obligations on an undiscounted basis.  The discounted present value, at 10% per year, of the asset retirement obligations at December 31, 2009, is $6,110,000.

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

	December 31,
	2009	2008	2007
	(Millions)
Balances outstanding, beginning of year	$40.0	$96.0	$5.0
Borrowings	64.0	-	99.0
Assumption of debt in Merger	-	-	1.8
Repayments of debt	(35.0)	(56.0)	(9.8)
Balances outstanding, end of year	$69.0	$40.0	$96.0

Issuance of common stock	$33.1	$32.2	$23.5

Distributions to stockholders (1)	$-	$-	$(4.0)

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

		Percent of
		District
	($ in Millions)	Opportunity
Southern District
Austin Chalk drilling and development (1) (2)	$50.9	59%
Other development drilling (2)	17.6	20%
Exploratory drilling (3)	7.7	9%
Acreage, seismic and other (5)	7.0	8%
Re-engineering (4)	2.5	3%
Waterflood expansion (2)	1.0	1%
	86.7
Northern District
Bakken Shale drilling (6) (2)	$39.5	54%
Other development drilling (2)	22.6	31%
Acreage, seismic and other (5)	7.0	10%
Waterflood and associated drilling (2)	3.2	4%
Re-engineering (4)	1.0	1%
	73.3

Total	$160.0

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

Impairment of Oil and Gas Properties

We review the value of our oil and gas properties whenever management determines that events and circumstances relating to commodity prices, well costs and individual property performance indicate that the recorded carrying value of the properties may not be recoverable.  This process is performed no less frequently than at the end of each calendar quarter.  Impairments of producing properties are determined by comparing the pretax future net undiscounted cash flows to the net capitalized costs at the end of each period.  If the net capitalized costs exceeds undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined based on expected future cash flows using discounted rates commensurate with the risks involved, using prices and costs consistent with those used for internal decision making relative to acquisitions and divestitures.  During 2009, we recorded impairments of $2,795,000 on proved properties.  These impairments are described in Note A – Organization and Summary of Significant Accounting Policies in the noted to the Consolidated Financial Statements.  Different pricing assumptions or discount rates could result in a different calculation of impairment.  The significant assumptions used in the current period’s calculation are described in Note G – Fair Value Disclosures in the notes to the Consolidated Financial Statement.  We provide for impairments on significant undeveloped properties when we determine that the property will not be developed or a permanent impairment in value has occurred.  Based on current commodity prices, well costs and production performance, we do not presently expect significant impairments in 2010.

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
						(1,627)

						$(5,903)

We are exposed to financial risk from changes in interest rates.  The long-term debt on our balance sheet of $69,000,000 is the outstanding principal amount under our Second Amended and Restated Credit Agreement which matures in October 2012.  Although the agreement provides for a variable interest rate, we have essentially fixed the rate for $40,000,000 of that balance until October 2010 through the use of an interest rate swap included in the table above.  In the event interest rates rise significantly, our interest expense will increase significantly as well, thereby adversely affecting our profitability.  At our current debt level, an increase in annual interest rates of 1% would result in an increase in interest expense of $690,000 a reduction in net income of approximately $431,000.

Item 15.                                Exhibits and Financial Statement Schedules

EXHIBIT INDEX

FOR

Form 10-K/A for the year ended December 31, 2009.

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

10.39	Purchase and Sale Agreement between SBE Partners LP and Catena Oil and Gas LLC, dated May 29, 2009. (8)

10.40	Consent and Amendment No. 1 to Agreement of Limited Partnership of SBE Partners LP as of May 29, 2009. (8)

10.41	Second Amended and Restated Credit Agreement between the Registrant and Wachovia Bank, National Association as Administrative Agent dated July 13, 2009. (8)

10.42	Consent, Distribution Agreement, and Amendment No. 2 to Agreement of Limited Partnership of SBE Partners LP (9)

10.43
First Amendment to Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, Limited Partnership for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas  77090, dated January 29, 2010. (10)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Grant Thornton LLP (for GeoResources). (10)

23.2	Consent of Grant Thornton LLP (for SBE Partners LP). (10)

23.3	Consent of Cawley, Gillespie & Associates, Inc. (1)

24.1	Power of Attorney (5)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2009, 2008 and 2007 (10)

99.2	Report of Cawley, Gillespie & Associates, Inc. dated February 22, 2010 (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2009.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2009.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant)

Dated: July 23, 2010                                                                                                /s/ Frank A. Lodzinski
_________________________________
Frank A. Lodzinski, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frank A. Lodzinski	President, Chief Executive Officer (principal executive officer) and Director	July 23, 2010
Frank A. Lodzinski

/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	July 23, 2010
Howard E. Ehler

*	Director	July 23, 2010
Collis P. Chandler, III

/s/ Bryant W. Seaman, III	Director	July 23, 2010
Bryant W. Seaman, III

*	Director	July 23, 2010
Jay F. Joliat

/s/ Donald J. Whelley	Director	July 23, 2010
Donald J. Whelley

*	Director	July 23, 2010
Nicholas L. Voller

*	Director	July 23, 2010
Michael A. Vlasic

* By:           /s/ Frank A. Lodzinski
Frank A. Lodzinski, Attorney-in-Fact