Form 10-K/A
period 2009-12-31
GEORESOURCES INC
filed 2010-08-20
CIK 41023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

Amendment No. 2

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

(281) 537-9920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NASDAQ	Common Stock, Par Value $0.01 Per Share

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

Number of shares of the registrant’s common stock outstanding at August 19, 2010: 19,723,916

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain portions of the definitive proxy materials of the registrant in respect of its 2010 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 2”) amends the Registrant’s Annual Report on Form 10-K and Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Report”) and July 23, 2010 (“Amendment No. 1”).  The purpose of this Amendment No. 2 is to amend Item 2 “Preparation of Reserve Estimate” to remove the term “generally accepted petroleum engineering principles.”

This Amendment No. 2 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or Amendment No. 1 or otherwise reflect events that occurred subsequent to the filing of the Original Report or Amendment No 1.

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

Preparation of Reserve Estimates

We engaged an independent petroleum engineering consulting firm, Cawley Gillespie & Associates, Inc. (“CG&A”), to prepare our final reserve estimates and have relied on their expertise to ensure that our reserve estimates are prepared in compliance with SEC guidelines.

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

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Grant Thornton LLP (for GeoResources). (10)

23.2	Consent of Grant Thornton LLP (for SBE Partners LP). (10)

23.3	Consent of Cawley, Gillespie & Associates, Inc. (11)

24.1	Power of Attorney (10)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2009, 2008 and 2007 (10)

99.2	Report of Cawley, Gillespie & Associates, Inc. dated February 22, 2010 (11)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2009.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2009.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Filed with the Registrant’s Form 10-K/A Amendment No. 1 for the year ended December 31, 2009.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant)

Dated: August 20, 2010                                                                                                /s/ Frank A. Lodzinski
_________________________________
Frank A. Lodzinski, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frank A. Lodzinski	President, Chief Executive Officer (principal executive officer) and Director	August 20, 2010
Frank A. Lodzinski

/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	August 20, 2010
Howard E. Ehler

*	Director	August 20, 2010
Collis P. Chandler, III

/s/ Bryant W. Seaman, III	Director	August 20, 2010
Bryant W. Seaman, III

*	Director	August 20, 2010
Jay F. Joliat

/s/ Donald J. Whelley	Director	August 20, 2010
Donald J. Whelley

*	Director	August 20, 2010
Nicholas L. Voller

*	Director	August 20, 2010
Michael A. Vlasic

* By:           /s/ Frank A. Lodzinski
Frank A. Lodzinski, Attorney-in-Fact