Form 10-Q
period 2011-06-30
GEORESOURCES INC
filed 2011-08-08
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of equity	Outstanding at August 5, 2011
Common stock, par value $.01 per share	25,471,480 shares

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash	$48,290	$9,370
Accounts receivable:
Oil and gas revenues	21,096	17,017
Joint interest billings and other	34,450	16,631
Affiliated partnerships	794	969
Notes receivable	120	120
Derivative financial instruments	2,741	4,282
Income taxes receivable	2,147	222
Prepaid expenses and other	4,021	2,645

Total current assets	113,659	51,256

Oil and gas properties, successful efforts method:
Proved properties	363,696	341,582
Unproved properties	51,885	32,403
Office and other equipment	1,326	1,140
Land	146	146

	417,053	375,271

Less accumulated depreciation, depletion and amortization	(81,240)	(72,380)

Net property and equipment	335,813	302,891

Equity in oil and gas limited partnerships	2,723	2,272

Derivative financial instruments	464	851

Deferred financing costs and other	2,100	2,420

	$454,759	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$20,915	$14,616
Accounts payable to affiliated partnerships	3,107	2,931
Revenue and royalties payable	15,620	12,450
Drilling advances	19,226	4,203
Accrued expenses	3,441	1,331
Derivative financial instruments	5,134	7,433

Total current liabilities	67,443	42,964

Long-term debt	—	87,000

Deferred income taxes	28,464	19,289

Asset retirement obligations	6,970	7,052

Derivative financial instruments	1,441	1,650

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued and outstanding: 25,462,930 in 2011 and 19,726,566 in 2010	255	197
Additional paid-in capital	278,557	148,172
Accumulated other comprehensive income	(2,238)	(3,000)
Retained earnings	69,312	54,133

Total GeoResources, Inc. stockholders’ equity	345,886	199,502
Noncontrolling interest	4,555	2,233

Total equity	350,441	201,735

	$454,759	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Oil and gas revenues	$29,292	$24,343	$55,906	$49,072
Partnership management fees	131	140	242	299
Property operating income	923	393	1,361	784
Gain on sale of property and equipment	1	—	737	145
Partnership income	505	488	915	1,342
Interest and other	28	1,042	358	1,340

Total revenue	30,880	26,406	59,519	52,982

Expenses:
Lease operating expense	5,747	5,193	10,766	10,217
Severance taxes	1,898	1,540	3,519	3,323
Re-engineering and workovers	709	255	1,103	508
Exploration expense	124	139	356	603
Impairment of oil and gas properties	—	2,743	—	2,743
General and administrative expense	2,962	2,039	5,562	3,858
Depreciation, depletion and amortization	6,348	5,962	11,928	12,313
Hedge ineffectiveness	(1,561)	(61)	641	(316)
Gain on derivative contracts	—	(17)	—	(4)
Interest	452	1,285	1,038	2,558

Total expense	16,679	19,078	34,913	35,803

Income before income taxes	14,201	7,328	24,606	17,179

Income tax expense (benefit):
Current	641	912	798	1,865
Deferred	4,781	1,973	8,716	4,797

	5,422	2,885	9,514	6,662

Net income	$8,779	$4,443	$15,092	$10,517

Less: Net loss attributable to noncontrolling interest	(87)	—	(87)	—

Net income attributable to GeoResources, Inc.	$8,866	$4,443	$15,179	$10,517

Net income per share (basic)	$0.35	$0.23	$0.61	$0.53

Net income per share (diluted)	$0.34	$0.22	$0.60	$0.52

Weighted average shares outstanding:
Basic	25,460,622	19,723,916	24,778,182	19,716,722

Diluted	25,861,849	20,113,189	25,271,578	20,073,598

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY and COMPREHENSIVE INCOME

Six Months Ended June 30, 2011

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Par value		Earnings	Income (Loss)	Interest
Balance, December 31, 2010	19,726,566	$197	$148,172	$54,133	$(3,000)	$2,233	$201,735

Issuance of common stock
For cash, net of issuance costs of $6,469	5,175,000	52	122,434				122,486

Exercise of employee stock options	561,364	6	5,016				5,022

Excess tax benefit from share-based compensation			2,125				2,125

Comprehensive income:
Net income (loss)				15,179		(87)	15,092
Change in fair market value of hedged positions, net of taxes of $484					(804)		(804)
Hedging losses charged to income, net of taxes of $944					1,566		1,566

Total comprehensive income							15,854

Equity based compensation expense			810				810

Capital contribution by noncontrolling interest						2,409	2,409

Balance, June 30, 2011	25,462,930	$255	$278,557	$69,312	$(2,238)	$4,555	$350,441

The accompanying notes are an integral part of this statement.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$15,092	$10,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,928	12,313
Proved property impairments	—	2,743
Gain on sale of property and equipment	(737)	(145)
Accretion of asset retirement obligations	224	200
Unrealized gain on derivative contracts	—	(205)
Hedge ineffectiveness (gain) loss	641	(316)
Partnership income	(915)	(1,342)
Partnership distributions	465	2,201
Deferred income taxes	8,716	4,797
Non-cash compensation	810	494
Excess tax benefit from share-based compensation	(2,125)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(21,705)	9,805
Increase in prepaid expense and other	(789)	(607)
Increase (decrease) in accounts payable and accrued expense	26,777	(8,623)

Net cash provided by operating activities	38,382	31,832

Cash flows from investing activities:
Proceeds from sale of property and equipment	345	425
Additions to property and equipment, net of cost recoveries of none in 2011 and $18,529 in 2010	(42,440)	(29,110)

Net cash used in investing activities	(42,095)	(28,685)

Cash flows from financing activities:
Proceeds from stock options exercised	5,022	92
Excess tax benefit from share-based compensation	2,125	—
Issuance of common stock	122,486	—
Reduction of long-term debt	(87,000)	—

Net cash provided by financing activities	42,633	92

Net increase in cash and cash equivalents	38,920	3,239

Cash and cash equivalents at beginning of period	9,370	12,660

Cash and cash equivalents at end of period	$48,290	$15,899

Supplementary information:
Interest paid	$485	$2,025
Income taxes paid	$627	$115

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shares by the basic weighted-average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic, except the denominator includes dilutive common stock equivalents. Dilutive common stock equivalents consist of unvested restricted stock awards and outstanding stock options. Net income per share computations reconciling basic and diluted net income for the three and six months ended June 30, 2011 and 2010 consist of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to GeoResources, Inc. common shares	$8,866	$4,443	$15,179	$10,517

Denominator:
Basic weighted average shares	25,461	19,724	24,778	19,717
Effect of dilutive securities - share-based compensation	401	389	494	357

Diluted weighted average shares	25,862	20,113	25,272	20,074

Earnings per share:
Basic	$0.35	$0.23	$0.61	$0.53
Diluted	$0.34	$0.22	$0.60	$0.52

For the three and six month periods ended June 30, 2011, options to purchase 20,000 shares of common stock, respectively, were excluded from the dilutive earnings per share calculation because the options’ exercise prices exceed the average market price of the common stock during the period. For the three and six month periods ended June 30, 2010, options to purchase 95,000 and 110,000 shares of common stock, respectively, were excluded from the dilutive earnings per share calculation because the options’ exercise prices exceeded the average market price of the Company’s common shares during the period.

For the three and six month period ended June 30, 2011, approximately 13,000 restricted stock units were excluded from the dilutive earnings per share calculation because their effect would be anti-dilutive.

For the three and six month period ended June 30, 2011 and 2010, warrants to purchase 613,336 shares of common stock were excluded from the dilutive earnings per share calculation because the warrants’ exercise price exceeded the average market price of the Company’s common shares during these periods.

NOTE B: Acquisitions and Dispositions

In November 2010, the Company purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) in order to acquire and develop leases in the Eagle Ford shale trend of Texas. The acquisition cost was approximately $11.8 million. In June 2011, the Company’s membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. The Company fully consolidates Trigon and recorded a non-controlling interest of $4.6 million on our June 30, 2011 financials. Trigon generated a net loss of $327,000 for both the three months ended and the six months ended June 30, 2011.

In September 2010, the Company entered into an agreement with an unaffiliated third party to jointly acquire and develop mineral leases in the Eagle Ford shale trend of Texas. As part of this agreement, the Company sold a 50% working interest in approximately 20,000 acres for $20 million. For accounting purposes, the Company uses the cost recovery method; under this method proceeds from joint owners are recorded in the balance sheet as a reduction of the carrying value of unproved properties. The purchaser also agreed to pay 100% of the drilling costs for the first six wells to be drilled in a contractually specified area of mutual interest (“AMI”). The agreement also provides for an additional $20 million for additional joint leasing within the AMI ($10 million net to each entity). Subsequent to the initial closing, the Company and the joint owners have continued to acquire leases within the AMI pursuant to the terms of the agreement.

In July 2010, the Company closed an acquisition of producing oil and gas properties located in the Giddings field of central Texas. The purchase price was $16.6 million plus closing adjustments for normal operating activity. The acquisition included approximately 9,700 net acres and was funded through borrowings under the Company’s credit facility.

NOTE C: Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. We will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012 and are currently evaluating the provisions of this update.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU issued authoritative guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. The ASU expands existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed.

Other amendments include clarifying the highest and best use and valuation premise for nonfinancial assets, net risk position fair value measurement option for financial assets and liabilities with offsetting positions in market risks or counterparty credit risk, premiums and discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012 for the quarter ending March 31, 2012. Other than the disclosure requirements, ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE D: Long-term Debt

The Company has a $250 million credit facility with a borrowing base at June 30, 2011 of $145 million. The credit facility provides for annual interest rates at (a) LIBOR plus 2.25% to 3.00% or (b) the prime rate plus 1.25% to 2.00%, depending upon the amount borrowed. The credit facility also requires the payment of commitment fees to the lender on the unutilized commitment. The commitment rate is 0.50% per annum. The Company is also required to pay customary letter of credit fees. All of the obligations under the credit facility, and guarantees of those obligations, are secured by substantially all of the Company’s assets.

The credit facility requires the maintenance of certain financial ratios, contains customary affirmative covenants, and provides for customary events of default. The Company was in compliance with all covenants at June 30, 2011.

The Company has no principal outstanding under the Company’s credit facility at June 30, 2011. In the first quarter of 2011, the Company used certain net proceeds from the public offering of our common stock, discussed in Note I, to pay our outstanding indebtedness under the credit facility. The principal outstanding under the Company’s credit agreement was $87 million at December 31, 2010. The maturity date for amounts outstanding under the Second Amended Credit Agreement is October 16, 2012.

Interest expense for the three months ended June 30, 2011 and 2010 includes amortization of deferred financing costs of $269,000 and $264,000, respectively. Interest expense for the six months ended June 30, 2011 and 2010 includes amortization of deferred financing costs of $533,000 and $528,000, respectively.

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

For the three and six months ended June 30, 2010, the Company recognized realized cash settlement losses of $404,000 and $806,000, respectively, related to this swap.

NOTE E: Stock Options, Performance Awards and Stock Warrants

In March 2007, the shareholders of the Company approved the GeoResources, Inc, Amended and Restated 2004 Employees’ Stock Incentive Plan (the “Plan”), which authorizes the issuance of options and other stock-based incentives to officers, employees, directors and consultants of the Company to acquire up to 2,000,000 shares of the Company’s common stock at prices which may not be less than the stock’s fair market value on the date of grant. In June 2011, the shareholders of the Company approved an amendment to the Plan which increased the number of authorized issuances of stock-based incentives to 3,250,000 shares. The amendment also allows the issuance of performance units, including restricted stock units.

The options granted under the Plan can be designated as either incentive options or nonqualified options. The following is a summary of the terms of the June 2011 option grants by exercise price:

	Number of Shares Exercisable at:
Vesting Date	$23.00	$27.00

Director
June 6, 2012	5,000	5,000
June 6, 2013	5,000	5,000
June 6, 2014	5,000	5,000
June 6, 2015	5,000	5,000

	20,000	20,000

The closing market price of the Company’s common stock on the date of the June 2011 grants was $21.57.

The weighted-average fair value of the options granted during the six months ended June 30, 2011, was $11.50 per share, using the following assumptions:

June 7, 2011 Grant

Risk-free interest rate	1.58%
Dividend yield	None
Volatility	67%
Weighted average expected life of options	5.00
Estimated forfeiture rate	1%

A summary of the Company’s stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (year)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,494,350	$9.70	$3.49	7.34	$18,701,164

Granted	40,000	$25.00	$11.50		$—
Exercised	(569,864)	$9.25	$2.90		$10,630,205
Canceled/forfeited	—

Outstanding, June 30, 2011	964,486	$10.60	$4.18	7.05	$11,568,854

Vested and exercisable	348,236	$9.41	$3.53	6.64	$4,553,354

Vested and expected to vest	958,360	$10.59	$4.17	7.05	$11,510,192

During the six months ended June 30, 2011, 175,000 options vested with a weighted average exercise price of $10.15. The weighted average grant date fair value of these options was $4.81 per option. At June 30, 2011, there were 616,250 unvested options outstanding with a weighted average remaining amortization period of 2.21 years.

Compensation expense is based upon the fair value of the options at the date of grant determined by the Black-Scholes option pricing model. For the quarters ended June 30, 2011 and 2010 the Company recognized compensation expense of $273,000 and $275,000, respectively, related to these options. For the six month periods ended June 30, 2011 and 2010, the Company recognized compensation expense of $562,000 and $494,000, respectively, related to these options. As of June 30, 2011, the future pre-tax expense of non-vested stock options is $2.1 million to be recognized through the second quarter of 2015.

In addition to the stock option grants discussed above, during the second quarter of 2011, the Company granted certain officers, employees and directors 157,500 restricted stock units. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Compensation cost, determined by multiplying the number of restricted stock units granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis. For the three and six months ended June 30, 2011, compensation expense related to restricted stock units was $248,000, respectively. We have an assumed forfeiture rate of 1%. Future compensation costs associated with unvested restricted stock units at June 30, 2011 totaled approximately $4.3 million. The weighted average vesting period related to unvested restricted stock units at June 30, 2011 was approximately 2.8 years

A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2011 is as follows:

	Shares	Fair Values (1)
Outstanding, December 31, 2010	—	—
Granted	157,500	$28.65
Vested	—	—
Forfeited	—	—

Outstanding, June 30, 2011	157,500	$28.65

(1)	Represents the weighted average grant date market value

The Company also had 613,336 warrants to purchase common stock outstanding at June 30, 2011. The warrants have an exercise price of $32.43 and have a remaining life of 1 year and 11 months.

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

At June 30, 2011, the Company did not have any uncertain tax positions that would require recognition. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

It is also the Company’s practice to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statements of Income. As of June 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax liabilities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2012.

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

At June 30, 2011, accumulated other comprehensive income (loss) consisted of unrecognized losses of $2.2 million, net of taxes of $1.3 million, representing the inception to date change in mark-to-market value of the effective portion of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date. At December 31, 2010, accumulated other comprehensive income (loss) consisted of unrecognized losses of $3.0 million, net of taxes of $1.8 million. For the three and six months ended June 30, 2011, the Company recognized realized cash settlement losses of $1.8 million and $2.5 million, respectively. For the three and six months ended June 30, 2010, the Company recognized net realized cash settlement gains on commodity derivatives of $1.1 million and $1.2 million, respectively. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at June 30, 2011, the Company expects to reclassify net losses of $2.4 million from accumulated other comprehensive income into earnings during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

During the first quarter of 2011 the Company entered into one additional natural gas swap contract, three crude oil collars, and two crude oil swaps. The natural gas swap has a term of January 2012 to March 2013 and with a volume amount of 75,000 MMBTUs per month. The swap has a fixed price of $4.85 per MMBTU. The first crude oil collar has a term of February 2011 through December 2011 with a volume amount of 5,000 Bbls per month. The floor price is $85.00 per Bbl and the ceiling price is $106.08 per Bbl on this contract. The second crude oil collar has a term of January 2012 through December 2012 and provides for 10,000 Bbls per month. The floor price is $85.00 per Bbl and the ceiling price is $110.00 per Bbl. The third crude oil collar has a term of March 2011 through December 2011 and provides for 5,000 Bbls per month. The floor price is $100.00 per Bbl and the ceiling price is $114.00 per Bbl. The first crude oil swap has a term of January 2012 through December 2012 and provides for 10,000 Bbls per month. The swap has a fixed price of $103.95 per Bbl. The second crude oil swap has a term of January 2013 through December 2013 and provides for 10,000 Bbls per month. The swap has a fixed price of $101.85 per Bbl.

During the second quarter of 2011, the Company entered into one additional crude oil swap. The crude oil swap has a term of May 2011 through December 2011 and provides for 6,250 Bbls per month. The swap has a fixed price of $110.00 per Bbl.

At June 30, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Total Remaining Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2011	141,000		$74.37
2011	42,000		$88.45
2011	60,000		$85.05
2011	30,000		$85.16
2011	37,500		$110.00
2012	120,000		$86.85
2012	120,000		$87.22
2012	120,000		$103.95
2013	120,000		$101.85

Costless collar contracts
2011	30,000	$85.00	$106.08
2011	30,000	$100.00	$114.00
2012	120,000	$85.00	$110.00

Natural Gas Contracts (Mmbtu)
Swap contracts
2011	420,000		$6.450
2012	150,000		$6.450
2012	450,000		$6.415
2012	900,000		$4.850
2013	225,000		$4.850

Costless collar contracts:
2011	539,502	$7.00	$9.20

In 2010, the Company held two interest rate swaps, one of which is designated as a cash flow hedge, as discussed in Note D above. These swaps expired in October 2010.

All derivative instruments are recorded on the consolidated balance sheet at fair value. The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands):

Derivatives designated as ASC 815 hedges:	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun. 30, 2011	Dec. 31, 2010	Balance Sheet Location	Jun. 30, 2011	Dec. 31, 2010

Commodity contracts	Current derivative financial instruments asset	$2,741	$4,282	Current derivative financial instruments liability	$(5,134)	$(7,433)

Commodity contracts	Long-term derivative financial instruments asset	464	851	Long-term derivative financial instruments liability	(1,441)	(1,650)

		$3,205	$5,133		$(6,575)	$(9,083)

Commodity derivative contracts – The following table summarizes the effects of commodity derivative instruments on the consolidated statements of income for the three months ended June 30, 2011 and 2010 (in thousands):

Derivatives designated as ASC 815 hedges:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Jun. 30, 2011	Jun. 30, 2010		Jun. 30, 2011	Jun. 30, 2010

Commodity contracts	$6,920	$3,984	Oil and gas revenues	$(1,772)	$1,130

Interest rate swap contract	—	72	Interest expense	—	(404)

	$6,920	$4,056		$(1,772)	$726

	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships:		Jun. 30, 2011	Jun. 30, 2010

Commodity contracts	Hedge ineffectiveness	$1,561	$61

Derivatives not designated as ASC 815 hedges:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Jun. 30, 2011	Jun. 30, 2010

Realized cash settlements on interest rate swap	Loss on derivative contracts	$—	$(101)

Unrealized gains on interest rate swap	Gain on derivative contracts	—	118

		$—	$17

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of income for the six months ended June 30, 2011 and 2010 (in thousands):

Derivatives designated as ASC 815 hedges:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Jun. 30, 2011	Jun. 30, 2010		Jun. 30, 2011	Jun. 30, 2010

Commodity contracts	$(1,288)	$10,452	Oil and gas revenues	$(2,510)	$1,234

Interest rate swap contract	—	19	Interest expense	—	(806)

	$(1,288)	$10,471		$(2,510)	$428

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
		Jun. 30, 2011	Jun. 30, 2010

Commodity contracts	Hedge ineffectiveness	$(641)	$316

Derivatives not designated as ASC 815 hedges:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Jun. 30, 2011	Jun. 30, 2010

Realized cash settlements on interest rate swap	Loss on derivative contracts	$—	$(201)

Unrealized gains on interest rate swap	Gain on derivative contracts	—	205

		$—	$4

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

The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of Financial Assets and Liabilities - June 30, 2011

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of June 30, 2011
Current portion of derivative financial instrument asset (1)	—	$2,741	—	$2,741

Long-term portion of derivative financial instrument asset (1)	—	464	—	464

Current portion of derivative financial instrument liability (1)	—	(5,134)	—	(5,134)

Long-term portion of derivative financial instrument liability (1)	—	(1,441)	—	(1,441)

(1)	Commodity derivative instruments accounted for as cash flow hedges.

Fair Value of Financial Assets and Liabilities - December 31, 2010

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2010
Current portion of derivative financial instrument asset (1)	—	$4,282	—	$4,282

Long-term portion of derivative financial instrument asset (1)	—	851	—	851

Current portion of derivative financial instrument liability (1)	—	(7,433)	—	(7,433)

Long-term portion of derivative financial instrument liability (1)	—	(1,650)	—	(1,650)

(1)	Commodity derivative instruments accounted for as cash flow hedges.

At June 30, 2011, and December 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3. Also, there were no transfers between Level 1 and Level 2 as of June 30, 2011 and December 31, 2010.

Asset Impairments – The Company reviews proved oil and gas properties for impairment at least annually and when events and circumstances indicate a potential decline in the recoverability of the carrying value of such properties. When events and circumstances indicate a decline in the recoverability of a property, the Company estimates the future cash flows expected in connection with the property and compares such future cash flows to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include significant Level 3 assumptions associated with estimates of future oil and gas production, commodity prices based on commodity futures price curves as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

The Company did not record any asset impairments on proved or unproved properties during the three and six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, the Company recorded asset impairments of $2.7 million on proved properties. Impairments were included in impairment expense. The significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis are the Company’s estimate of future natural gas and crude oil prices, operating and development costs, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

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

NOTE J: Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration, in accordance with applicable local, state and federal laws. The Company determines its obligation by calculating the present value of estimated cash flows related to plugging and abandonment obligations. The changes to the Asset Retirement Obligations (“ARO”) for oil and gas properties and related equipment during the six months ended June 30, 2011, are as follows (in thousands):

Asset retirement obligation, January 1, 2011	$7,052

Accretion expense	224
Additional liabilities incurred	158
Obligations on sold properties	(464)

Asset retirement obligation, June 30, 2011	$6,970

NOTE K: Related Party Transactions

Accounts receivable at June 30, 2011, and December 31, 2010, includes $658,000 and $753,000, respectively, due from SBE Partners LP (“SBE Partners”). Accounts receivable at June 30, 2011, and December 31, 2010, also includes $136,000 and $219,000, respectively, due from OKLA Energy Partners LP (“OKLA Energy”). Both of these partnerships are oil and gas limited partnerships for which a subsidiary of the Company serves as general partner. These amounts represent the limited partnerships’ share of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Accounts payable at June 30, 2011, and December 31, 2010, includes $2.2 million and $2.3 million, respectively, due to SBE Partners for oil and gas revenues collected on its behalf. Accounts payable at June 30, 2011, and December 31, 2010, also includes $870,000 and $654,000, respectively, due to OKLA Energy for oil and gas revenues collected on its behalf.

Subsidiaries of the Company operate the majority of the oil and gas properties in which the two limited partnerships have an interest. Under this arrangement, the Company collects revenues from purchasers and incurs property operating and development expenditures on behalf of the partnerships. These revenues are paid monthly to each partnership, which in turn reimburse the Company for the partnership’s share of expenditures. The Company earned partnership management fees during the three months ended June 30, 2011 and 2010 of $131,000, and $140,000 respectively. The Company earned partnership management fees during the six months ended June 30, 2011 and 2010, of $242,000 and $299,000, respectively

NOTE L: Equity Investments

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

OKLA Energy, formed during 2008, holds direct working interests in producing oil and gas properties located throughout Oklahoma. The Company’s 2% general partner interest reverts to 35.66% when the limited partner realizes a contractually specified rate of return. The Company recorded partnership income of $10,000 and $9,000, respectively, for the three and six months ended June 30, 2011. The Company recorded losses in partnership income of $8,000 and $10,000, respectively, related to this investment for the three and six months ended June 30, 2010.

SBE Partners, formed during 2007, holds direct working interests in producing oil and gas properties located in Giddings field in Texas. Previously, GeoResources held a 2% general partner interest which increased after reaching a cumulative payout. As result of the sale of certain properties and subsequent distribution of proceeds by the partnership, cumulative payout was achieved and the Company’s general partner interest increased to 30%. The Company recorded partnership income related to this investment for each of the three month periods ended June 30, 2011 and 2010 of $495,000 and $496,000, respectively. The Company recorded partnership income related to this investment for the six month periods ended June 30, 2011 and 2010 of $906,000 and $1.4 million, respectively.

The Company’s carrying value for its equity investment in OKLA Energy at June 30, 2011 and December 31, 2010, was $703,000 and $709,000, respectively. The Company’s carrying value for its equity investment in SBE Partners at June 30, 2011 and December 31, 2010 was $2.0 million and $1.6 million, respectively.

The following is a summary of selected financial information of SBE Partners, LP for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Summary of Partnership Operations:
Revenues	$8,040	$10,796
Income from continuing operations	$2,933	$3,656
Net income	$2,933	$3,656

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

General Overview

We are an independent oil and gas company engaged in the acquisition, development and production of oil and gas reserves. As further discussed in this report, future growth in assets, earnings, cash flows and share values will be dependent upon our ability to acquire, discover and develop commercial quantities of oil and gas reserves that can be produced at a profit, and assemble an oil and gas reserve base with a market value exceeding its acquisition, development and production costs.

Our strategy includes a combination of acquisition, development and exploration activities. Historically, we have shifted our emphasis among these basic activities to take advantage of changing market conditions and to facilitate profitable growth. The majority of our efforts are currently focused on developing our oil-weighted acreage positions in the Bakken trend of North Dakota and Montana and the Eagle Ford trend of Texas. In addition, it is essential that, over time, our personnel expand our current projects and/or generate additional projects so we have the potential of economically replacing our production and increasing our proved reserves. Following is a brief outline of our current plans:

•	Accelerate the development of our acreage positions in the Bakken and Eagle Ford trends;

•	Expand our acreage positions and drilling inventory in our focus areas;

•	Solicit industry partners, on a promoted basis, where we can retain operations and control large acreage positions in order to diversify, enhance economics and generate operating fees;

•	Generate additional exploration and development projects;

•	Acquire oil and gas properties with producing reserves and development and exploration potential, within our focus areas;

•

Selectively divest assets to high-grade our producing property portfolio and to lower corporate wide “per-unit” operating and administrative costs, and focus attention on existing fields and new projects with greater development and exploitation potential; and

•	Obtain additional capital, as needed, through the issuance of equity securities and/or through debt financing.

While the impact and success of our plans cannot be predicted with accuracy, management’s goal is to increase shareholder value by sourcing and investing in exploration and development projects with attractive full-cycle risk-adjusted economics.

In addition to our fundamental business strategy, we intend to pursue corporate acquisitions and mergers. We believe that a corporate acquisition or merger could potentially accelerate growth, increase market visibility and realize operating and administrative benefits. Accordingly, we intend to consider any such opportunities which may become available that we consider beneficial to our shareholders. The primary financial considerations in the evaluation of any such potential transactions include, but are not limited to: (1) the potential to increase asset coverage in our core focus areas, (2) the opportunity to increase our earnings and cash flow on a per share basis, (3) development and exploration potential, and (4) realization of administrative savings. Further, we believe a corporate acquisition could lead to increased visibility in the market place, greater trading volume and therefore greater shareholder liquidity and possibly access to capital at lower costs.

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

Recent Property Acquisitions and Divestitures

In November 2010, the Company purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) in order to acquire and develop leases in the Eagle Ford shale trend of Texas. The acquisition cost was approximately $11.8 million. In June 2011, the Company’s membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. The Company fully consolidates Trigon and recorded a non-controlling interest of $4.6 million on our June 30, 2011 financials. Trigon generated a net loss of $327,000 for both the three months ended and the six months ended June 30, 2011.

In September 2010, we entered into an agreement with an unaffiliated third party to jointly acquire and develop mineral leases in the Eagle Ford shale trend of Texas. As part of this agreement, we sold a 50% working interest in approximately 20,000 acres for $20 million. The purchaser also agreed to pay 100% of the drilling costs for the first six wells to be drilled in a contractually specified area of mutual interest (“AMI”). The agreement also provides for an additional $20 million for additional joint leasing within the AMI ($10 million net to each entity). Subsequent to the initial closing, the Company and the joint owners have continued to acquire leases within the AMI pursuant to the terms of the agreement.

In July 2010, we closed an acquisition of producing oil and gas properties located in the Giddings field of central Texas. The purchase price was $16.6 million plus closing adjustments for normal operations activity. The acquisition included approximately 9,700 net acres and was funded through borrowings under our credit facility.

Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

The Company recorded net income of $8.8 million for the three months ended June 30, 2011 compared to net income of $4.4 million for the same period in 2010. The increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in 000s):

Oil and gas sales	$4,949
Lease operating expenses	(554)
Production taxes	(358)
Exploration expense	15
Re-engineering and workovers	(454)
General and administrative expenses (“G&A”)	(923)
Depletion, depreciation and amortization expense (“DD&A”)	(386)
Impairment expense	2,743
Interest Expense	833
Hedge ineffectiveness	1,500
Gain (loss) on derivative contracts	(17)
Gain (loss) on sale of property	1
Other income - net	(476)

Income before income taxes	6,873
Provision for income taxes	(2,537)

Increase in net income	$4,336

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Net revenues from oil and gas sales increased $4.9 million, or 20%. Increased commodity prices accounted for an increase of $5.7 million and decreased production volumes accounted for a decrease in revenues of $742,000. As previously reported, in 2010 we suspended drilling of natural gas wells in the Austin Chalk Trend (Giddings field) due to low natural gas prices. Oil production from many of our new wells drilled in the first half of 2011 was delayed due to adverse weather conditions in North Dakota and Montana, as well as significant delays in obtaining services and equipment. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Three Months Ended June 30,
		2011	2010

Gas Production (MMcf)	-23%	1,004	1,300
Oil Production (Mbbls)	4%	265	255
Barrel of Oil Equivalent (MBOE)	-8%	432	472
Average Price Gas Before Hedge Settlements (per Mcf)	9%	$4.08	$3.76
Average Price Oil Before Hedge Settlements (per Bbl)	42%	$101.78	$71.83
Average Realized Price Gas (per Mcf)	7%	$5.24	$4.90
Average Realized Price Oil (per Bbl)	29%	$90.71	$70.48

Lease Operating Expenses. Lease operating expenses (“LOE”) increased from $5.2 million in the second quarter of 2010 to $5.8 million for the same period in 2011, an increase of $554,000, or 11%, primarily as a result of price increases for well service costs caused by high demand. Also, LOE has increased as a result of additional wells added during the last 12 months.

Production Taxes. Production taxes increased by $358,000 or 23%, as a result of increased revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for the quarters ended June 30, 2011 and 2010 were 6.11% and 6.63%, respectively, of oil and gas sales before the effects of hedging. The 2011 rate decreased from 2010 due to the approval of severance tax exemptions on wells in several of our key fields as well as to a change in our portfolio of producing properties.

Exploration and Impairment Costs. Our exploration costs were $124,000 for the second quarter of 2011 and $139,000 for the second quarter of 2010. The costs during 2010 were primarily residual costs associated with an exploratory well deemed to be a dry hole prior to December 31, 2009. The costs incurred during 2011 were primarily geological and geophysical costs. We recorded non-cash impairment charges of $2.7 million in 2010, due to the write-down of proved properties, and none in 2011. The book value of these properties, at the time of measurement, exceeded our estimate of future undiscounted cash flows which was a direct result of the decline in our estimate of future natural gas prices.

General and Administrative Expenses. G&A increased by $923,000 or 45%, due primarily to increases in personnel costs. As our business has expanded, we have also expanded our staff. The total non-cash charges related to stock-based compensation included in G&A expense for the three month periods ended June 30, 2011 and 2010 were $522,000 and $275,000, respectively. The increase in share-based compensation was due to the issuance of restricted stock units to management and key employees during the second quarter of 2011.

Depreciation, Depletion and Amortization. DD&A expense increased by $386,000 or 6%, due to higher capitalized costs. DD&A on oil and gas properties is computed on the units-of-production method, with production volumes as the numerator and estimated proved reserve volumes as the denominator. On a unit of production basis, DD&A per BOE increased from $12.64 in 2010 to $14.69 in 2011.

Interest Expense. Interest expense decreased by $833,000 or 65%, due to lower average debt levels in the second quarter of 2011 compared to the same period in 2010. Our debt was fully extinguished in January 2011. For the three months ended June 30, 2010, average outstanding debt was $69 million. Interest expense for the three months ended June 30, 2011, was comprised primarily of fees associated with our bank credit agreement.

Hedge Ineffectiveness. In the second quarter of 2011 the gain from hedge ineffectiveness was $1.6 million compared to a gain of $61,000 for the same period in 2010. During the second quarter of 2011, our derivatives accounted for as cash flow hedges increased in value; therefore, the change in the ineffective portion of these derivatives was a gain.

Other Income. Other income decreased by $476,000 in the second quarter of 2011 compared to the same period in 2010 primarily as a result of a decrease in severance tax refunds offset by an increase in property operating income. During the second quarter of 2010, we recorded severance tax refunds of $984,000 versus $208,000 in the second quarter of 2011. This decrease was offset by an increase in property operating income of $239,000 as a result of operating properties in the Bakken area in the second quarter of 2011.

Income Tax Expense. Income tax expense for the second quarter of 2011 was $5.4 million compared to $2.9 million for the same period in 2010, or a 88% increase. Our income tax expense increased due to higher pre-tax earnings. Our effective tax rate during the second quarter of 2011 and 2010 was approximately 38% and 39%, respectively.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

The Company recorded net income of $15.1 million for the six months ended June 30, 2011 compared to net income of $10.5 million for the same period in 2010. This $4.6 million increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in thousands):

Oil and gas sales	$6,834
Lease operating expenses	(549)
Production taxes	(196)
Exploration expense	247
Re-engineering and workovers	(595)
General and administrative expenses (“G&A”)	(1,704)
Depletion, depreciation and amortization expense (“DD&A”)	385
Impairment expense	2,743
Interest expense	1,520
Hedge ineffectiveness	(957)
Gain (loss) on derivative contracts	(4)
Gain (loss) on sale of property	592
Other income - net	(889)

Income before income taxes	7,427
Provision for income taxes	(2,852)

Increase in net income	$4,575

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Net revenues from oil and gas sales increased $6.8 million, or 14%. Commodity prices accounted for $9.0 million in increased revenue and decreased production volumes accounted for a $2.2 million decrease in oil and gas revenues. As previously reported, in 2010 we temporarily suspended drilling of natural gas wells in the Austin Chalk (Giddings field) due to low natural gas prices. Oil production from many of our new wells drilled in the first half of 2011 was delayed due to adverse weather conditions in North Dakota and Montana, as well as significant delays in obtaining services and equipment. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Six Months Ended June 30,
		2011	2010

Gas Production (MMcf)	-22%	2,015	2,580
Oil Production (MBbls)	2%	515	504
Barrel of Oil Equivalent (MBOE)	-9%	851	934
Average Price Gas Before Hedge Settlements (per Mcf)	-5%	$4.06	$4.29
Average Price Oil Before Hedge Settlements (per Bbl)	34%	$97.53	$73.01
Average Realized Price Gas (per Mcf)	-1%	$5.22	$5.25
Average Realized Price Oil (per Bbl)	25%	$88.12	$70.55

Lease Operating Expenses. Lease operating expenses (“LOE”) increased from $10.2 million for the six months ended June 30, 2010 to $10.8 million for the same period in 2011, an increase of $549,000, or 5.4%, primarily as a result of price increases for well service costs caused by high demand. Also, LOE has increased as a result of additional wells added during the last 12 months.

Production Taxes. Production taxes increased by $196,000 or 6%, due to increased production revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for the first six months of 2011 and 2010 were 6.02% and 6.95%, respectively, of oil and gas sales before the effects of hedging. The 2011 rate decrease from 2010 was due to the approval of severance tax exemptions on wells in several of our key fields as well as a change in our portfolio of producing properties.

Exploration and Impairment Costs. Our exploration costs were $356,000 for the six months ended June 30, 2011 and $603,000 for the same period during 2010, a decrease of 41%. These costs are primarily geological and geophysical costs. We recorded non-cash impairment charges of $2.7 million in 2010, due to the write-down of proved properties and none in 2011. The book value of these properties, at the time of measurement, exceeded our estimate of future undiscounted cash flows which was a direct result of the decline in our estimate of future natural gas prices.

General and Administrative Expenses. G&A increased $1.7 million in the first six months of 2011, or 44%, compared to the same period in 2010 due primarily to increases in personnel costs. As our business has expanded, we have also expanded our staff. The total non-cash charges related to stock-based compensation included in G&A expense for the six months ended June 30, 2011 and 2010 was $810,000 and $494,000, respectively. The increase in share-based compensation was due to the issuance of restricted stock units to management and key employees during the second quarter of 2011.

Depreciation, Depletion and Amortization. DD&A expense decreased by $385,000 or 3%, due to higher estimated reserves at June 30, 2011 and lower production as compared to the prior year. On a units of production basis, DD&A per BOE increased from $13.19 in 2010 to $14.02 in 2011.

Interest Expense. Interest expense decreased by $1.5 million due to lower average debt levels in the first half of 2011 compared to the same period in 2010. Our debt was fully extinguished in January 2011. For the six months ended June 30, 2010, average outstanding debt was $69 million. Interest expense for the six months ended June 30, 2011, was comprised primarily of fees associated with our bank credit agreement.

Hedge Ineffectiveness. For the first six months of 2011 the loss from hedge ineffectiveness was $641,000, compared to a gain of $316,000 for the same period in 2010. During the six months ended June 30, 2011, our natural gas derivatives, accounted for as cash flow hedges, decreased in value; therefore, the change in the ineffective portion of these derivatives was a loss. During the six months ended June 30, 2010, our derivatives accounted for as cash flow hedges increased in value; therefore, the change in the ineffective portion of these derivatives was a gain.

Other Income. Other income decreased by $889,000 in the first six months of 2011 compared to the same period in 2010, or 24%, due primarily to a decrease in severance tax refunds. During the first six months of 2011 we recorded severance tax refunds of $266,000 related to high cost gas wells in Texas. During the first six months of 2010 we recorded severance tax refunds of $1.2 million related to both high cost gas wells in Texas and certain qualifying oil wells in Louisiana.

Income Tax Expense. Income tax expense for the first half of 2011 was $9.5 million compared to $6.7 million for the same period in 2010, an increase of 43%. Our income tax expense increased due to higher pre-tax earnings. Our effective tax rate during the first six months of 2011 and 2010 was approximately 39%.

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

Oil prices decreased appreciably during the last half of 2008 and into 2009 but recovered during the last half of 2009 through the second quarter of 2011. Our average realized oil price of $88.12 per Bbl, net of hedges, for the six months ended June 30, 2011, was 25% higher than for the comparable period in 2010. Our average realized natural gas price of $5.22 per Mcf, net of hedges, for the six months ended June 30, 2011, was 1% lower than for the comparable period in 2010. The average realized prices for the six months ended June 30, 2011, included the effects of our hedges. Should significant price decreases occur or should prices fail to remain at levels which will facilitate reinvestment of cash flow to economically replace current production, we could experience difficulty in developing our assets and growing our production and reserves.

Low natural gas prices in 2009 caused us to suspend our drilling activities directed in the Giddings field and then restart them resulting in a decline of 15% in our gas production from the fourth quarter 2009 to the first quarter 2010. In the second quarter of 2010 we announced our suspension of those activities again in the current low gas price environment, which resulted in declines in our natural gas production of 23% for the quarter ended June 30, 2011 as compared to the same period in 2010 and a 22% production decline for the six months ended June 30, 2011 compared to the same period in 2010. We plan to restart drilling activity when natural gas prices recover. We expect a similar level of decline in our natural gas production in the second half of 2011 as we experienced in the first half of 2011.

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

We do not engage in speculative commodity trading activities and do not hedge all available or anticipated quantities. Our strategy with regard to hedging includes the following factors:

(1)	Secure and maintain favorable debt financing terms;

(2)	Minimize price volatility and generate sufficient cash flow to fund capital development projects and additional acquisitions;

(3)	“Lock-in” growth in revenues, cash flows and profits for financial reporting purposes; and

(4)	Allow certain anticipated production volumes to float, particularly in months with high price potential.

We believe that commodity speculation and trading activities are inappropriate for us, but we do believe appropriate management of future realized prices through cash flow hedging is an integral part of managing our business strategy.

Administrative and Operating Costs

We continue to focus on cost-containment efforts regarding lower per-unit administrative and operating costs. However, we must continue to attract and retain competent management, technical and administrative personnel in pursuing our business strategy and fulfilling our contractual obligations. In seeking to grow our business, we have expanded our staff. As a result our general and administrative expenses increased significantly in 2011 to date as compared to 2010.

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

Credit Facility

As of June 30, 2011, our borrowing base under our credit facility with Wells Fargo Bank was $145 million and we did not have any outstanding indebtedness. The borrowing base is subject to redetermination on May 1 and November 1 of each year. On May 4, 2011, all members of our bank group reaffirmed our borrowing base at $145 million. We have no outstanding debt under the credit facility as of August 7, 2011.

Cash Flows from Operating Activities

For the six months ended June 30, 2011, our net cash provided by operating activities was $38.3 million, versus $31.8 million in the same period in 2010. We believe that we have sufficient liquidity and capital resources to execute our business plans over the next twelve months and for the foreseeable future. We expect to fund our planned capital program through our existing credit facility, working capital and projected cash flows.

Cash Flows from Investing Activities

Cash used for oil and gas capital expenditures for the six months ended June 30, 2011 and 2010, was $42.4 million and $29.1 million, respectively. In addition, cash generated from the sale of oil and gas properties for the six months ended June 30, 2011 and 2010 was $345,000 and $425,000, respectively. Capital expenditures for the first six months of 2011 were financed with working capital. We expect to spend approximately $245 million in additional capital expenditures during the remainder of 2011 and 2012.

Capital Budget

As summarized below, we estimate our capital budget for 2011 will total $114.0 million. Through June 30, 2011 we had expended approximately $42 million of the budget. While the table includes the bulk of our currently identified drilling for 2011, we are constantly working on developing and acquiring new opportunities. A benefit of our property portfolio is that it consists of relatively new acreage positions and therefore we generally have two to four years to drill the bulk of our undeveloped leases. In addition, many of our drilling opportunities, including the bulk of our gas drilling locations, are “held by production” or long term leases and therefore not subject to lease expiration or significant future incremental carrying costs. Accordingly, we have a substantial ability to adjust our capital spending as industry circumstances dictate or as opportunities arise. We have experienced increases in drilling and development costs and continue to expand our portfolio of drilling and development projects and therefore we expect to revise our capital budget for 2011 and 2012 during the third quarter 2011.

We have initiated drilling on our operated Bakken acreage in the Williston Basin and our operated Eagle Ford acreage in Texas. Further, our Bakken non-operated holdings continue to be actively developed by our operating partners. These projects represent the bulk of our planned capital expenditures for 2011, as set forth in the table below. However, we continue evaluating whether to shift our expenditures between geographic areas and projects in an attempt to maximize cash flow and take advantage of regional differences in net commodity prices and service costs or other matters we deem important.

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

The projects, estimated costs and timing of actual expenditures are subject to significant change as we continue to technically and economically evaluate existing and alternative projects, as we further expand our portfolio, and as industry conditions dictate. Estimated expenditures are also subject to significant change. There can be no assurance that all of the projects identified and summarized in the table below will remain competitive or viable and therefore certain projects may be sold or abandoned by us to redeploy capital elsewhere. However, in the opinion of management, at present, we have sufficient cash flows and liquidity to fulfill lease obligations or otherwise maintain all material mineral leases. Our current estimate of our capital expenditures for 2011 is as follows:

	($ in Millions)	Percent of Capital Budget

Bakken - operated (1)	$29.5	26%
Bakken - non-operated (2)	21.0	18%
Eagle Ford (3)	15.8	14%
Giddings Field (4)	8.3	7%
Louisiana (5)	7.8	7%
Acreage and seismic (6)	25.0	22%
Other drilling operations	6.6	6%

Total	$114.0	100%

Notes:

(1)	Includes approximately $26.0 million allocated to our operated Bakken drilling project in Williams County, North Dakota. The remaining $3.5 million represents planned drilling on Bakken spacing units we control in eastern Montana. In Williams County, North Dakota, we completed drilling and completion of our initial four wells in the first half of 2011. We recently contracted a second drilling rig which is currently drilling in Williams County.
(2)	Represents continuation of our non-operated program in the Bakken. Approximately $17.5 million represents activities in Mountrail County, North Dakota and $3.5 million represents planned drilling in eastern Montana.
(3)	Represents our net estimated cost of drilling 13 planned wells with an industry partner where we have a 50% carried interest in six wells at no cost to us. We completed drilling our first three Eagle Ford wells in the second quarter of 2011. We plan to contract a second rig to drill in our Eagle Ford area in the fourth quarter of 2011.
(4)	Represents our net estimated cost of drilling three wells in the Giddings Field, Texas.
(5)	Represents our net estimated cost of drilling seven wells in the St. Martinville Field and one well at Quarantine Bay, Louisiana.
(6)	Includes approximately $22.0 million allocated to additional acreage and $3.0 million allocated to seismic activities. We intend to continue expanding our acreage positions in our focus areas and therefore, with success, our capital spending could exceed the amounts shown above.

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

The following is a list of contracts outstanding at June 30, 2011:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of June 30, 2011
						(in thousands)
Natural Gas
October-07	Collar	01/01/11	12/31/11	$7.00 - $9.20	539,502 Mmbtu	1,374
December-09	Swap	04/01/11	03/31/12	$6.450	570,000 Mmbtu	1,105
December-09	Swap	04/01/12	12/31/12	$6.415	450,000 Mmbtu	726
January-11	Swap	01/01/12	03/31/13	$4.850	1,125,000 Mmbtu	(2)

						3,203
Crude Oil
October-07	Swap	01/01/11	12/31/11	$74.37	141,000 Bbls	(3,174)
January-10	Swap	01/01/11	12/31/11	$88.45	42,000 Bbls	(358)
August-10	Swap	09/01/10	12/31/11	$85.05	60,000 Bbls	(707)
August-10	Swap	01/01/12	12/31/12	$86.85	120,000 Bbls	(1,570)
October-10	Swap	01/01/11	12/31/11	$85.16	30,000 Bbls	(349)
October-10	Swap	01/01/12	12/31/12	$87.22	120,000 Bbls	(1,524)
January-11	Collar	02/01/11	12/31/11	$85.00 - $106.08	30,000 Bbls	(34)
January-11	Collar	01/01/12	12/31/12	$85.00 - $110.00	120,000 Bbls	(122)
March-11	Collar	03/01/11	12/31/11	$100.00 - $114.00	30,000 Bbls	114
March-11	Swap	01/01/12	12/31/12	$103.95	120,000 Bbls	524
March-11	Swap	01/01/13	12/31/13	$101.85	120,000 Bbls	137
April-11	Swap	05/01/11	12/31/11	$110.00	37,500 Bbls	490

						(6,573)

						$(3,370)

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive Officer, Chief Financial Officer and other members of management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

EXHIBIT INDEX

FOR

Form 10-Q for the quarter ended June 30, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Schema Document. (1)

101.CAL	XBRL Calculation Linkbase Document. (1)

101.DEF	XBRL Definition Linkbase Document. (1)

101.LAB	XBRL Label Linkbase Document. (1)

101.PRE	XBRL Presentation Linkbase Document. (1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORESOURCES, INC.
August 8, 2011

/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer (Principal Executive Officer)

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)