Form 10-Q
period 2011-09-30
GEORESOURCES INC
filed 2011-11-07
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2011

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

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of equity	Outstanding at November 4, 2011

Common stock, par value $.01 per share	25,578,980 shares

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:

Cash	$35,746	$9,370
Accounts receivable:
Oil and gas revenues	22,850	17,017
Joint interest billings and other	23,313	16,631
Affiliated partnerships	626	969
Notes receivable	537	120
Derivative financial instruments	8,106	4,282
Income taxes receivable	2,447	222
Prepaid expenses and other	3,271	2,645

Total current assets	96,896	51,256

Oil and gas properties, successful efforts method:

Proved properties	404,611	341,582
Unproved properties	48,014	32,403
Office and other equipment	1,505	1,140
Land	146	146

	454,276	375,271

Less accumulated depreciation, depletion and amortization	(88,416)	(72,380)

Net property and equipment	365,860	302,891

Equity in oil and gas limited partnerships	2,696	2,272

Derivative financial instruments	4,049	851

Deferred financing costs and other	1,477	2,420

	$470,978	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$14,286	$14,616
Accounts payable to affiliated partnerships	3,694	2,931
Revenue and royalties payable	15,769	12,450
Drilling advances	19,266	4,203
Accrued expenses	3,702	1,331
Derivative financial instruments	—	7,433

Total current liabilities	56,717	42,964

Long-term debt	—	87,000

Deferred income taxes	40,285	19,289

Asset retirement obligations	7,155	7,052

Derivative financial instruments	—	1,650

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued and outstanding: 25,571,480 in 2011 and 19,726,566 in 2010	256	197
Additional paid-in capital	280,510	148,172
Accumulated other comprehensive income	7,328	(3,000)
Retained earnings	78,727	54,133

Total GeoResources, Inc. stockholders’ equity	366,821	199,502
Noncontrolling interest	—	2,233

Total equity	366,821	201,735

	$470,978	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Oil and gas revenues	$35,229	$25,612	$91,135	$74,684
Partnership management fees	127	124	369	423
Property operating income	840	498	2,201	1,282
Gain on sale of property and equipment	207	243	944	388
Partnership income	634	429	1,549	1,771
Interest and other	65	23	423	1,363

Total revenue	37,102	26,929	96,621	79,911

Expenses:
Lease operating expense	6,813	5,146	17,579	15,363
Production taxes	2,367	1,520	5,886	4,843
Re-engineering and workovers	1,033	881	2,136	1,389
Exploration expense	278	163	634	766
Impairment of oil and gas properties	—	—	—	2,743
General and administrative expense	3,144	2,023	8,706	5,881
Depreciation, depletion and amortization	7,391	6,204	19,319	18,517
Hedge ineffectiveness	(103)	(656)	538	(976)
Interest	482	1,391	1,520	3,949

Total expense	21,405	16,672	56,318	52,475

Income before income taxes	15,697	10,257	40,303	27,436

Income tax expense (benefit):
Current	316	8,834	1,114	10,699
Deferred	5,966	(6,213)	14,682	(1,416)

	6,282	2,621	15,796	9,283

Net income	$9,415	$7,636	$24,507	$18,153

Less: Net loss attributable to noncontrolling interest	—	—	(87)	—

Net income attributable to GeoResources, Inc.	$9,415	$7,636	$24,594	$18,153

Net income per share (basic)	$0.37	$0.39	$0.98	$0.92

Net income per share (diluted)	$0.36	$0.38	$0.96	$0.90

Weighted average shares outstanding:
Basic	25,475,532	19,723,916	25,034,199	19,719,120

Diluted	25,844,758	20,080,670	25,486,593	20,076,472

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY and COMPREHENSIVE INCOME

Nine Months Ended September 30, 2011

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Par value
Balance, December 31, 2010	19,726,566	$197	$148,172	$54,133	$(3,000)	$2,233	$201,735

Issuance of common stock for cash, net of issuance costs of $6,889	5,175,000	52	122,434				122,486

Exercise of employee stock options	669,914	7	6,040				6,047

Excess tax benefit from share-based compensation			2,398				2,398

Comprehensive income:
Net income				24,594		(87)	24,507
Change in fair market value of hedged positions, net of taxes of $5,569					9,115		9,115
Hedging gains realized in income, net of taxes of $746					1,213		1,213

Total comprehensive income							34,835

Equity based compensation expense			1,466				1,466

Deconsolidation of noncontrolling interest						(2,146)	(2,146)

Balance, September 30, 2011	25,571,480	$256	$280,510	$78,727	$7,328	$—	$366,821

The accompanying notes are an integral part of this statement.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,507	$18,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,319	18,517
Proved property impairments	—	2,743
Gain on sale of property and equipment	(944)	(388)
Accretion of asset retirement obligations	336	300
Unrealized gain on derivative contracts	—	(305)
Hedge ineffectiveness (gain) loss	538	(974)
Partnership income	(1,549)	(1,771)
Partnership distributions	1,126	2,919
Deferred income taxes	14,682	(1,416)
Non-cash compensation	1,466	793
Excess tax benefit from share-based compensation	(2,398)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,262)	10,285
(Increase) decrease in prepaid expense and other	250	988
(Decrease) increase in accounts payable and accrued expense	18,434	(804)
(Decrease) increase in revenues and royalties payable	3,528	(930)

Net cash provided by operating activities	67,033	48,110
Cash flows from investing activities:
Proceeds from sale of property and equipment	411	540
Additions to property and equipment, net of acreage cost recoveries of none in 2011 and recoveries of $20,230 in 2010	(84,999)	(65,282)

Net cash used in investing activities	(84,588)	(64,742)
Cash flows from financing activities:
Proceeds from stock options exercised	6,047	103
Issuance of common stock	122,486	—
Excess tax benefit from share-based compensation	2,398	—
Issuance of long-term debt	—	16,000
Reduction of long-term debt	(87,000)	—

Net cash provided by financing activities	43,931	16,103

Net increase (decrease) in cash and cash equivalents	26,376	(529)

Cash and cash equivalents at beginning of period	9,370	12,660

Cash and cash equivalents at end of period	$35,746	$12,131

Supplementary information:
Interest paid	$696	$3,161
Income taxes paid	$998	$2,629
Non-cash investing activities
Accounts receivable—acreage cost recoveries	$—	$20,000

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

Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of GeoResources, Inc. (“GeoResources” or the “Company”) and its majority-owned subsidiaries. We consolidated our non-controlling interest in Trigon LLC (“Trigon”) until September 2011, at which time we deconsolidated the non-controlling interest due to a distribution of all of Trigon’s assets to Trigon’s owners. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim results. GeoResources’ 2010 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in GeoResources’ 2010 Annual Report on Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shares by the basic weighted-average shares of common stock outstanding during the period. The calculation of diluted earnings per share is similar to basic, except the denominator includes the effect of dilutive common stock equivalents. Dilutive common stock equivalents consist of unvested restricted stock unit awards and outstanding stock options. The number of potential common shares outstanding relating to stock options and restricted stock units is computed using the treasury stock method. Net income per share computations reconciling basic and diluted net income for the three and nine months ended September 30, 2011 and 2010 consist of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shares	$9,415	$7,636	$24,594	$18,153

Denominator:
Basic weighted average shares	25,476	19,724	25,034	19,719
Effect of dilutive securities—share-based compensation	369	357	453	357

Diluted weighted average shares	25,845	20,081	25,487	20,076

Earnings per share
Basic	$0.37	$0.39	$0.98	$0.92
Diluted	$0.36	$0.38	$0.96	$0.90

For the three month periods ended September 30, 2011 and 2010, options to purchase 16,400 and 71,477 shares of common stock, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the nine month periods ended September 30, 2011 and 2010, options to purchase 4,600 and 70,543 shares of common stock, respectively, were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive.

For the three and nine month period ended September 30, 2011, approximately 5,900 and 6,200 restricted stock units, respectively, were excluded from the dilutive earnings per share calculation because their effect would be anti-dilutive.

For the three and nine month period ended September 30, 2011 and 2010, warrants to purchase 613,336 shares of common stock were excluded from the dilutive earnings per share calculation because the warrants’ exercise price exceeded the average market price of the Company’s common shares during these periods.

NOTE B: Acquisitions and Dispositions

In August 2011, the Company closed an acquisition of producing oil and gas properties located in the Austin Chalk trend of East Texas. The purchase price was $11 million plus closing adjustments for normal operating activity. The acquisition included approximately 3,700 net acres. For the three and nine months ended September 30, 2011, these properties contributed $570,000 of revenue to the Company.

In November 2010, the Company purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) which held leases in the Eagle Ford shale trend of Texas and recorded a $2.2 million non-controlling interest in the Company’s financial statements. The acquisition cost was approximately $11.8 million. In June 2011, the Company’s membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. In September 2011, we deconsolidated the non-controlling interest in the financial statements due to a distribution of all of Trigon’s assets to Trigon’s owners.

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

NOTE C: Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU issued authoritative guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. The ASU expands existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed.

Other amendments include clarifying the highest and best use and valuation premise for nonfinancial assets, premiums and discounts in fair value measurement, and fair value of an instrument classified in a reporting entity’s shareholders’ equity.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and therefore will become effective for the Company on January 1, 2012 for the quarter ending March 31, 2012. Other than the disclosure requirements, ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE D: Long-term debt

The Company has a $250 million credit facility with a borrowing base at September 30, 2011 of $145 million. The credit facility provides for annual interest rates at (a) LIBOR plus 2.25% to 3.00% or (b) the prime rate plus 1.25% to 2.00%, depending upon the amount borrowed. The credit facility also requires the payment of commitment fees to the lender on the unutilized commitment. The commitment rate is 0.50% per annum. The Company is also required to pay customary letter of credit fees. All of the obligations under the credit facility, and guarantees of those obligations, are secured by substantially all of the Company’s assets.

The credit facility requires the maintenance of certain financial ratios, contains customary affirmative covenants, and provides for customary events of default. The Company was in compliance with all covenants at September 30, 2011.

The Company has no principal outstanding under its credit facility at September 30, 2011. In the first quarter of 2011, the Company used certain net proceeds from the public offering of its common stock, discussed in Note I, to pay its outstanding indebtedness under the credit facility. The principal outstanding under the Company’s credit facility was $87 million at December 31, 2010. The maturity date for amounts outstanding under the Second Amended and Restated Credit Agreement is October 16, 2012.

Interest expense for the three months ended September 30, 2011 and 2010 includes amortization of deferred financing costs of $272,000 and $265,000, respectively. Interest expense for the nine months ended September 30, 2011 and 2010 includes amortization of deferred financing costs of $805,000 and $793,000, respectively.

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

For the three and nine months ended September 30, 2010, the Company recognized realized cash settlement losses of $408,000 and $1.2 million, respectively, related to the $40 million swap designated as a cash flow hedge.

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

The closing market price of the Company’s common stock on the date of the June 2011 option grants was $21.57.

The weighted-average fair value of the options granted during the nine months ended September 30, 2011, was $11.50 per share, using the following assumptions:

June 7, 2011 Grant
Risk-free interest rate	1.58%
Dividend yield	None
Volatility	67%
Weighted average expected life of options	5.00
Estimated forfeiture rate	1%

A summary of the Company’s stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (year)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,494,350	$9.70	$3.49	7.34	$18,701,164
Granted	40,000	$25.00	$11.50		$—
Exercised	(678,414)	$9.28	$2.94		$11,780,546
Canceled/forfeited	(50,000)	$9.41	$3.22		$806,750

Outstanding, September 30, 2011	805,936	$10.83	$4.38	7.16	$5,942,466

Vested and exercisable	239,686	$9.41	$3.71	6.84	$2,021,441
Vested and expected to vest	801,573	$10.81	$4.36	7.15	$5,920,244

During the nine months ended September 30, 2011, 175,000 options vested with a weighted average exercise price of $10.15. The weighted average grant date fair value of these options was $4.81 per option. At September 30, 2011, there were 566,250 unvested options with a weighted average remaining amortization period of 2.04 years.

The Company recognizes compensation expense by first calculating the fair value of the options at the date of grant determined by the Black-Scholes option pricing model. The Company then amortizes the value of these options as compensation expense on a straight line basis over the vesting period of the options. For the quarters ended September 30, 2011 and 2010 the Company recognized compensation expense of $211,000 and $299,000, respectively, related to these options. For the nine month periods ended September 30, 2011 and 2010, the Company recognized compensation expense of $773,000 and $793,000, respectively, related to these options. As of September 30, 2011, the future un-amortized pre-tax compensation expense associated with non-vested stock options totaled $1.7 million to be recognized through the second quarter of 2015.

In addition to the stock option grants discussed above, during 2011, the Company granted certain officers, employees and directors 191,050 restricted stock units. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Compensation expense, determined by multiplying the number of restricted stock units granted by the closing market price of the Company’s stock on the grant date, is recognized over the respective vesting periods on a straight-line basis. For the three and nine months ended September 30, 2011, compensation expense related to restricted stock units was $445,000 and $693,000, respectively. The Company has an assumed forfeiture rate of 1% on restricted stock issued. As of September 30, 2011, the future unamortized pre-tax compensation expense associated with unvested restricted stock units totaled approximately $4.6 million to be recognized through July 2014. The weighted average vesting period related to unvested restricted stock units at September 30, 2011 was approximately 2.6 years.

A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2011 is as follows

	Shares	Fair Values (1)
Outstanding, December 31, 2010	—	—
Granted	191,050	$27.76
Vested	—	—
Forfeited	—	—

Outstanding, September 30, 2011	191,050	$27.76

(1)	Represents the weighted average grant date market value

The Company has 613,336 outstanding warrants to purchase common stock outstanding at September 30, 2011. The warrants, which were acquired by non-affiliated accredited investors as part of the June 5, 2008 private placement offering, have an exercise price of $32.43 and have a remaining life of 1 year and 8 months.

NOTE F: Income Taxes

Deferred income taxes are recorded to account for the tax effects associated with temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes, as required by current accounting standards. The deferred tax amounts are measured using the enacted tax rates applicable to periods when these differences are expected to reverse.

Uncertain Tax Positions

The Company will consider a tax position settled if the taxing authority has completed its examinations, the Company does not plan to appeal the tax authority ruling, and the Company deems the possibility that the taxing authority will reexamine the tax position in the future as remote. For uncertain tax issues, the Company uses the benefit recognition model which contains a two-step approach, a more-likely-than-not recognition criteria and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. The amount of interest expense recognized by the Company related to uncertain tax positions is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return.

At September 30, 2011, the Company did not have any uncertain tax positions that would require recognition. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position as of September 30, 2011.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

It is also the Company’s practice to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statements of Income. As of September 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax liabilities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to September 30, 2012.

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

At September 30, 2011, accumulated other comprehensive income (loss) consisted of unrecognized gains of $7.3 million, net of taxes of $4.5 million, representing the inception to date change in mark-to-market value of the effective portion of the Company’s open commodity contracts, designated as cash flow hedges. At December 31, 2010, accumulated other comprehensive income (loss) consisted of unrecognized losses of $3.0 million, net of taxes of $1.8 million. For the three and nine months ended September 30, 2011, the Company recognized realized cash settlement gains of $551,000 and losses of $2.0 million, respectively. For the three and nine months ended September 30, 2010, the Company recognized net realized cash settlement gains on commodity derivatives of $2.0 million and $3.2 million respectively. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at September 30, 2011, the Company expects to reclassify net gains of $8.1 million into earnings from accumulated other comprehensive income during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

During the first quarter of 2011, the Company entered into one additional natural gas swap contract, three crude oil collars, and two crude oil swaps. The natural gas swap has a term of January 2012 to March 2013 with a volume amount of 75,000 MMBTUs per month. The swap has a fixed price of $4.85 per MMBTU. The first crude oil collar has a term of February 2011 through December 2011 with a volume amount of 5,000 Bbls per month. The floor price is $85.00 per Bbl and the ceiling price is $106.08 per Bbl on this contract. The second crude oil collar has a term of January 2012 through December 2012 and provides for 10,000 Bbls per month. The floor price is $85.00 per Bbl and the ceiling price is $110.00 per Bbl. The third crude oil collar has a term of March 2011 through December 2011 and provides for 5,000 Bbls per month. The floor price is $100.00 per Bbl and the ceiling price is $114.00 per Bbl. The first crude oil swap has a term of January 2012 through December 2012 and provides for 10,000 Bbls per month. The swap has a fixed price of $103.95 per Bbl. The second crude oil swap has a term of January 2013 through December 2013 and provides for 10,000 Bbls per month. The swap has a fixed price of $101.85 per Bbl.

During the second quarter of 2011, the Company entered into one additional crude oil swap. The crude oil swap has a term of May 2011 through December 2011 and provides for 6,250 Bbls per month. The swap has a fixed price of $110.00 per Bbl.

At September 30, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Total Remaining Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2011	70,500		$74.37
2011	21,000		$88.45
2011	30,000		$85.05
2011	15,000		$85.16
2011	18,750		$110.00
2012	120,000		$86.85
2012	120,000		$87.22
2012	120,000		$103.95
2013	120,000		$101.85

Costless collar contracts
2011	15,000	$85.00	$106.08
2011	15,000	$100.00	$114.00
2012	120,000	$85.00	$110.00

Natural Gas Contracts (Mmbtu)
Swap contracts
2011	210,000		$6.450
2012	150,000		$6.450
2012	450,000		$6.415
2012	900,000		$4.850
2013	225,000		$4.850

Costless collar contracts:
2011	269,750	$7.00	$9.20

In 2010, the Company held two interest rate swaps, one of which was designated as a cash flow hedge, as discussed in Note D above. These swaps expired in October 2010.

All derivative instruments are recorded on the consolidated balance sheet at fair value. The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives designated as ASC 815 hedges:	Balance Sheet Location	Sept. 30, 2011	Dec. 31, 2010	Balance Sheet Location	Sept. 30, 2011	Dec. 31, 2010
Commodity contracts	Current derivative financial instruments asset	$8,106	$4,282	Current derivative financial instruments liability	$—	$(7,433)
Commodity contracts	Long-term derivative financial instruments asset	4,049	851	Long-term derivative financial instruments liability	—	(1,650)

		$12,155	$5,133		$—	$(9,083)

Commodity derivative contracts – The following table summarizes the effects of commodity derivative instruments on the consolidated statements of income for the three months ended September 30, 2011 and 2010 (in thousands):

Derivatives designated as ASC 815 hedges:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
Commodity contracts	$15,972	$336	Oil and gas revenues	$551	$1,959
Interest rate swap contract	—	(12)	Interest expense	—	(408)

	$15,972	$324		$551	$1,551

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
		Sept. 30, 2011	Sept. 30, 2010
Commodity contracts	Hedge ineffectiveness	$103	$658

Derivatives not designated as ASC 815 hedges:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Sept. 30, 2011	Sept. 30, 2010
Realized cash settlements on interest rate swap	(Loss) on derivative contracts	$—	$(102)
Unrealized gains on interest rate swap	Gain on derivative contracts	—	100

		$—	$(2)

The following table summarizes the effects of commodity derivative instruments on the consolidated statements of income for the nine months ended September 30, 2011 and 2010 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
Derivatives designated as ASC 815 hedges:	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
Commodity contracts	$14,684	$10,788	Oil and gas revenues	$(1,959)	$3,193
Interest rate swap contract	—	7	Interest expense	—	(1,214)

	$14,684	$10,795		$(1,959)	$1,979

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Recognized in Income on Derivative (Ineffective Portion)	Sept. 30, 2011	Sept. 30, 2010
Commodity contracts	Hedge ineffectiveness	(538)	$974

Derivatives not designated as ASC 815 hedges:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Sept. 30, 2011	Sept. 30, 2010
Realized cash settlements on interest rate swap	Loss on derivative contracts	$—	$(303)
Unrealized gains on interest rate swap	Gain on derivative contracts	—	305

		$—	$2

Contingent features in derivative instruments – None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s derivative contracts are high credit quality financial institutions that are lenders under the Company’s credit facility. The Company uses credit facility participants to hedge with, since these institutions are secured equally with the holders of the Company’s debt, which eliminates the potential need to post collateral when the Company is in a large derivative liability position. As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

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

Long-term Debt – The Company’s long-term debt obligation under its current credit facility at December 31, 2010 bears interest at floating market rates, so carrying amounts and fair values are approximately equal. There were no amounts outstanding under the current credit facility at September 30, 2011.

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

The table below presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of Financial Assets and Liabilities—September 30, 2011

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of September 30, 2011
Current portion of derivative financial instrument asset (1)	—	$8,106	—	$8,106
Long-term portion of derivative financial instrument asset (1)	—	4,049	—	4,049
Current portion of derivative financial instrument liability (1)	—	—	—	—
Long-term portion of derivative financial instrument liability (1)	—	—	—	—

(1)	Commodity derivative instruments accounted for as cash flow hedges.

Fair Value of Financial Assets and Liabilities—December 31, 2010

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of December 31, 2010
Current portion of derivative financial instrument asset (1)	—	$4,282	—	$4,282
Long-term portion of derivative financial instrument asset (1)	—	851	—	851
Current portion of derivative financial instrument liability (1)	—	(7,433)	—	(7,433)
Long-term portion of derivative financial instrument liability (1)	—	(1,650)	—	(1,650)

(1)	Commodity derivative instruments accounted for as cash flow hedges.

At September 30, 2011, and December 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3. Also, there were no transfers between Level 1 and Level 2 as of September 30, 2011 and December 31, 2010.

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

The Company did not record any asset impairments on proved or unproved properties during the nine month period ended September 30, 2011. The Company recorded asset impairments of $2.7 million on proved properties during the nine month period ended September 30, 2010. Impairments were included in impairment expense. The significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis are the Company’s estimate of future natural gas and crude oil prices, operating and development costs, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

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

NOTE I: Public Offering of Common Stock

On January 19, 2011, the Company closed a public offering of 5,175,000 shares of common stock issued by the Company (including 675,000 shares of over allotment granted to underwriters) and 989,000 shares sold by certain selling shareholders in a public offering, at a price of $25.00 per share. The Company’s net proceeds from the offering were approximately $122.5 million after deducting the underwriters’ discount and other offering expenses of $6.9 million.

NOTE J: Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration, in accordance with applicable local, state and federal laws. The Company determines its obligation by calculating the present value of estimated cash flows related to plugging and abandonment obligations. The changes to the Asset Retirement Obligations (“ARO”) for oil and gas properties and related equipment during the nine months ended September 30, 2011, are as follows (in thousands):

Asset retirement obligation, January 1, 2011	$7,052
Accretion expense	336
Additional liabilities incurred	357
Disposals of property	(590)

Asset retirement obligation, September 30, 2011	$7,155

NOTE K: Related Party Transactions

Accounts receivable at September 30, 2011, and December 31, 2010, includes $508,000 and $753,000, respectively, due from SBE Partners LP (“SBE Partners”). Accounts receivable at September 30, 2011 and December 31, 2010, also includes $118,000 and $219,000, respectively, due from OKLA Energy Partners LP (“OKLA Energy”). Both of these partnerships are oil and gas limited partnerships for which a subsidiary of the Company serves as general partner. These amounts represent the limited partnerships’ share of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Accounts payable at September 30, 2011, and December 31, 2010, includes $2.7 million and $2.3 million, respectively, due to SBE Partners for oil and gas revenues collected on its behalf. Accounts payable at September 30, 2011, and December 31, 2010, also includes $951,000 and $654,000, respectively, due to OKLA Energy for oil and gas revenues collected on its behalf.

Subsidiaries of the Company operate the majority of the oil and gas properties in which the two limited partnerships have an interest. Under this arrangement, the Company collects revenues from purchasers and incurs property operating and development expenditures on behalf of the limited partnerships. These revenues are paid monthly to each limited partnership, which in turn reimburse the Company for the limited partnership’s share of expenditures. The Company earned management fees during the three months ended September 30, 2011 and 2010 of $127,000, and $124,000 respectively. The Company earned management fees during the nine months ended September 30, 2011 and 2010, of $369,000 and $423,000, respectively.

NOTE L: Equity Investments

The Company holds investments, in the form of general partnership interests, in two affiliated partnerships, SBE Partners and OKLA Energy. The Company accounts for these investments using the equity method of accounting. Under this accounting method the Company records its net share of income and expenses in the Partnership Income line item of its Consolidated Statement of Income. Contributions to the investment increase the Company’s investment while distributions from the investment decrease the Company’s carrying value of the investment.

OKLA Energy, formed during 2008, holds direct working interests in producing oil and gas properties located throughout Oklahoma. GeoResources’ 2% general partner interest reverts to 35.66% when the limited partner realizes a contractually specified rate of return. The Company recorded partnership income related to this investment for the three and nine months ended September 30, 2011 of $3,000 and $12,000, respectively. The Company recorded losses in partnership income related to this investment for the three and nine months ended September 30, 2010 of $8,000 and $18,000, respectively.

SBE Partners, formed during 2007, holds direct working interests in producing oil and gas properties located in Giddings field, Texas. Previously, GeoResources held a 2% general partner interest which increased after reaching a cumulative payout. As result of the sale of certain properties and subsequent distribution of proceeds by SBE Partners, the cumulative payout was achieved and the Company’s general partner interest increased to 30%. The Company recorded partnership income related to this investment for the three months ended September 30, 2011 and 2010 of $631,000 and $437,000, respectively. The Company recorded partnership income related to this investment for the nine months ended September 30, 2011 and 2010 of $1.5 million and $1.8 million, respectively.

The Company’s carrying value for its equity investment in OKLA Energy at September 30, 2011 and December 31, 2010, was $696,000 and $709,000, respectively. The Company’s carrying value for its equity investment in SBE Partners at September 30, 2011 and December 31, 2010 was $2.0 million and $1.6 million, respectively.

The following is a summary of selected financial information of SBE Partners, LP for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Summary of Partnership Operations:
Revenues	$12,495	$14,939
Income from continuing operations	$4,761	$5,147
Net income	$4,761	$5,147

NOTE M: Subsequent Event

On October 19, 2011 the Company entered into a commitment letter with Wells Fargo Bank which contemplates amending the Company’s current credit facility to provide an amended and restated credit facility of up to $450 million, with an initial borrowing base of $180 million and a five year term. This commitment letter is subject to certain conditions precedent, including satisfactory commitments from participating lenders. This amended and restated credit facility is expected to be executed in November, 2011.

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

Our strategy includes a combination of acquisition, development and exploration activities. Historically, we have shifted our emphasis among these basic activities to take advantage of changing market conditions and to facilitate profitable growth. The majority of our efforts are currently focused on developing our oil-weighted acreage positions in the Bakken trend of North Dakota and Montana and the Eagle Ford trend of Texas. In addition, it is essential that, over time, our personnel expand our current projects and/or generate additional projects so we have the potential of economically replacing our production and increasing our proved reserves. Following is a brief outline of our current plans:

•	Develop our acreage positions in the Bakken and Eagle Ford trends;

•	Expand our acreage positions and drilling inventory in our focus areas;

•	Solicit industry partners, on a promoted basis, where we can retain operations and control large acreage positions in order to diversify, enhance economics and generate operating fees;

•	Generate additional exploration and development projects;

•	Acquire oil and gas properties with producing reserves and development and exploration potential, within our focus areas;

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

In addition to our fundamental business strategy, we intend to pursue corporate acquisitions and mergers. We believe that a corporate acquisition or merger could potentially accelerate growth, increase market visibility and realize operating and administrative benefits. Accordingly, we intend to consider any such opportunities which may become available that we consider beneficial to our shareholders. The primary financial considerations in the evaluation of any potential transaction include, but is not limited to the opportunities: (1) to increase assets in our core focus areas, (2) to expand into new focus areas, if meaningful, (3) to increase our earnings and cash flow on a per share basis, (4) to increase development and exploration upside, (5) to expand quality staffing, and (6) to realize administrative savings. Further, we believe a corporate acquisition could lead to increased visibility in the market place, greater trading volume and therefore greater shareholder liquidity and possibly access to capital at lower costs.

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

Recent Property Acquisitions and Divestitures

In August 2011, the Company closed an acquisition of producing oil and gas properties located in the Austin Chalk trend of East Texas. The purchase price was $11 million plus closing adjustments for normal operating activity. The acquisition included approximately 3,700 net acres. For the three and nine months ended September 30, 2011, these properties contributed $570,000 of revenue to the Company.

In November 2010, the Company purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) which held leases in the Eagle Ford shale trend of Texas and recorded a $2.2 million non-controlling interest in the financials. The acquisition cost was approximately $11.8 million. In June 2011, the Company’s membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. In September 2011, we deconsolidated the non-controlling interest due to a distribution of all of Trigon’s assets to Trigon’s owners.

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

Results of Operations

Three months ended September 30, 2011, compared to three months ended September 30, 2010

The Company recorded net income of $9.4 million for the three months ended September 30, 2011 compared to net income of $7.6 million for the same period in 2010. This $1.8 million increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in thousands):

Oil and natural gas sales	$9,617
Lease operating expenses	(1,667)
Production taxes	(847)
Exploration expense	(115)
Re-engineering and workovers	(152)
General and administrative expenses (“G&A”)	(1,121)
Depletion, depreciation and amortization expense (“DD&A”)	(1,187)
Hedge ineffectiveness	(553)
Gain (loss) on sale of property	(36)
Interest expense	909
Other income	592

Income before income taxes	5,440
Provision for income taxes	(3,661)

Increase in net income	$1,779

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Net revenues from oil and natural gas sales increased $9.6 million, or 38%. Increases in commodity prices accounted for $5.7 million of the increase and increased oil production accounted for the remaining $3.9 million. Increased oil production was attributable primarily to new wells drilled during 2010 and 2011, as well as recent acquisitions, partially offset by normal production declines on previously existing wells. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Three Months Ended September 30,
		2011	2010
Oil Production (MBbls)	20%	331	276
Gas Production (MMcf)	0%	1,072	1,076
Barrel of Oil Equivalent (MBOE)	12%	510	455
Average Price Oil before Hedge Settlements (per Bbl)	30%	$90.06	$69.53
Average Price Oil after Hedge Settlements (per Bbl)	24%	$87.67	$70.43
Average Price Gas before Hedge Settlements (per Mcf)	9%	$4.51	$4.15
Average Price Gas after Hedge Settlements (per Mcf)	0%	$5.76	$5.74

Lease Operating Expenses. Lease operating expenses (“LOE”) increased from $5.1 million in the third quarter of 2010 to $6.8 million for the same period in 2011, an increase of $1.7 million or 32%. Our lease operating expenses have increased due to industry wide increases in costs and because oil operations have become a greater part of our overall production along with an increase in the total number of producing wells.

Re-engineering and workovers. Re-engineering and workover costs increased by $152,000, from $881,000 to $1,033,000. Re-engineering and workover projects occur in different fields and at different times due to operational matters and therefore when comparing quarterly expenditures, this variance is due to the timing of initiation and the size of individual projects.

Production Taxes. Production taxes increased by $847,000 or 56%, consistent with the increase in oil and gas revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for the quarters ended September 30, 2011 and 2010 were 6.8% and 6.4%, respectively, of oil and gas sales before the effects of hedging.

Exploration Expense. Our exploration costs were $278,000 for the third quarter of 2011 and $163,000 for the third quarter of 2010. The costs incurred during 2010 were primarily residual costs on an exploratory well deemed to be a dry hole prior to December 31, 2009. The costs incurred during 2011 were primarily geological and geophysical costs.

General and Administrative Expenses. G&A increased by $1.1 million, or 55%, due primarily to increases in personnel and office facilities. As our business has expanded we have also expanded our staff and office space. The total non-cash charges related to stock-based compensation included in G&A expense for the three month periods ended September 30, 2011 and 2010 were $656,000 and $299,000, respectively. The increase in non-cash charges related to stock-based compensation is a result of the issuance of restricted stock units during the second quarter of 2011.

Depreciation, Depletion and Amortization. DD&A expense increased by $1.2 million, or 19%. DD&A on oil and gas properties is computed on the units-of-production method, with production volumes as the numerator and estimated proved reserve volumes as the denominator. On a unit of production basis, DD&A per BOE increased from $13.63 in 2010 to $14.49 in 2011, increase of 6%. The increase is a result of increased activity in the Bakken and Eagle Ford trends in 2011 where wells are more costly to drill, resulting in higher finding and development costs, which gives rise to higher DD&A expense.

Interest Expense. Interest expense, inclusive of commitment fees and amortization of deferred financing costs, decreased by $909,000 due to no debt outstanding during the third quarter of 2011 compared to average outstanding debt of $80 million during the same period in 2010.

Hedge Ineffectiveness. In the third quarter of 2011 the gain from hedge ineffectiveness was $103,000 compared to a gain of $656,000 for the same period in 2010. During the third quarter of 2011 and 2010, our derivatives accounted for as cash flow hedges increased in value; therefore, the change in the ineffective portion of these derivatives was a gain in both periods.

Other Income. Other income increased by $592,000 in the third quarter of 2011 compared to the same period in 2010 due primarily to an increase in property operating income of $342,000, which was due to an increase in the number of operated wells and fees earned on operated wells drilled. Partnership income and partnership management fees also increased by $208,000 primarily due to production from a new well that was recently completed.

Income Tax Expense. Income tax expense for the third quarter of 2011 was $6.3 million compared to $2.6 million for the same period in 2010. Our income tax expense increased due to higher pre-tax earnings and a higher effective tax rate. Our effective tax rates during the third quarter of 2011 and 2010 were approximately 40% and 26%, respectively. The lower rate for 2010 is attributable to statutory deductions for excess depletion and domestic production activities, both of which represent permanent differences between financial statement income and taxable income.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

The Company recorded net income of $24.5 million for the nine months ended September 30, 2011 compared to net income of $18.2 million for the same period in 2010. This $6.3 million increase resulted primarily from the following factors:

Net amounts contributing to increase (decrease) in net income (in thousands):

Oil and natural gas sales	$16,451
Lease operating expenses	(2,216)
Production taxes	(1,043)
Exploration expense	132
Re-engineering and workovers	(747)
General and administrative expenses (“G&A”)	(2,825)
Depletion, depreciation and amortization expense (“DD&A”)	(802)
Impairment expense	2,743
Hedge ineffectiveness	(1,514)
Gain (loss) on sale of property	556
Interest expense	2,429
Other Income	(297)

Income before income taxes	12,867
Provision for income taxes	(6,513)

Increase in net income	$6,354

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Oil and natural gas sales increased $16.4 million, or 22%. Increased commodity prices accounted for $14.7 million of the increase and increased production volumes accounted for the remaining $1.7 million. Increased oil production was attributable primarily to new wells drilled during 2010 and 2011, as well as recent acquisitions, partially offset by normal production declines on previously existing wells. The decrease in natural gas production is due to our decision to suspend drilling of natural gas wells as a result of continued low natural gas prices. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Nine Months Ended September 30,
		2011	2010
Oil Production (MBbls)	9%	847	780
Gas Production (MMcf)	-16%	3,087	3,656
Barrel of Oil Equivalent (MBOE)	-2%	1,362	1,389
Average Price Oil before Hedge Settlements (per Bbl)	32%	$94.60	$71.78
Average Price Oil after Hedge Settlements (per Bbl)	25%	$87.94	$70.51
Average Price Gas before Hedge Settlements (per Mcf)	-1%	$4.21	$4.25
Average Price Gas after Hedge Settlements (per Mcf)	0%	$5.41	$5.39

Lease Operating Expenses. Lease operating expenses increased from approximately $15.4 million during the nine months ended September 30, 2010 to $17.6 million for the same period in 2011, an increase of $2.2 million or 14%. Our lease operating expenditures have increased due primarily to increased oil production as well as to industry-wide increases in service costs. Oil operations, with higher cost wells, have become a greater part of our overall production along with an increase in the total number of producing wells.

Re-engineering and Workover. Re-engineering and workover costs increased by $747,000 or 54% from $1.4 million to $2.1 million primarily due to a greater emphasis on remediation in today’s oil price environment.

Production Taxes. Production taxes increased by $1.0 million or 22%, due to increased production volumes and revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for the first nine months of 2011 and 2010 were 6.3% and 6.8%, respectively, of oil and gas sales before the effects of hedging.

Exploration and Impairment Costs. Our exploration costs were $634,000 for the nine months ended September 30, 2011 and $766,000 for the same period during 2010 a decrease of $132,000 or 17%. The costs incurred during 2011 were primarily geological and geophysical costs. In 2010, we incurred residual costs of $192,000 on an exploratory well deemed to be a dry hole prior to December 31, 2009. The remaining $574,000 in 2010 represents geological and geophysical costs. We also recorded non-cash impairment charges of $2.7 million, for the nine months ended 2010 due to the write-down of proved properties. The book value of these properties exceeded our estimate of future undiscounted cash flows which was a direct result of the decline in our estimated future natural gas prices.

General and Administrative Expenses. G&A increased $2.8 million or 48% in the first nine months of 2011 compared to the same period in 2010 due primarily to increases in personnel and office facilities. As our business has expanded, we have also expanded our staff and office space. Included in G&A expense for the nine months ended September 30, 2011 and 2010 are non-cash charges related to our stock-based compensation of $1.5 million and $793,000, respectively. The increase in non-cash charges related to stock-based compensation is a result of the issuance of restricted stock units during the second quarter of 2011.

Depreciation, Depletion and Amortization. DD&A expense increased by $802,000 or 4% due to higher capitalized costs and higher production. Capitalized costs increased due to acquisitions of additional property interests and continued successful drilling in the high cost Bakken projects. On a units-of- production basis, DD&A per BOE increased from $13.34 in 2010 to $14.18 in 2011, an increase of 6%. This increase is a result of increased activity in the Bakken and Eagle Ford trends in 2011 where wells are more costly to drill, resulting in higher finding and development costs, which gives rise to higher DD&A expense.

Interest Expense. Interest expense, inclusive of commitment fees and amortization of deferred financing costs, decreased by $2.4 million due to lower average debt levels during the first nine months of 2011, as compared to the same period in 2010. During the first nine months of 2011, our average outstanding debt was approximately $6.4 million compared to $72.7 million for the same period in 2010.

Hedge Ineffectiveness. For the first nine months of 2011 the loss from hedge ineffectiveness was $538,000, compared to a gain of $976,000 for the same period in 2010. During the nine months ended September 30, 2010, our derivatives accounted for as cash flow hedges increased in value; therefore, the change in the ineffective portion of these derivatives was a gain. During the first nine months of 2011, although our hedges increased in value, the correlation between our natural gas contract reference price and hedged price improved, thereby reducing the ineffectiveness gain.

Other Income. Other income decreased by $297,000 in the first nine months of 2011 compared to the same period in 2010. In 2010, we earned severance tax refunds of $1.2 million on certain high cost gas wells, compared to $302,000 in 2011. Property operating income increased by $919,000 due to an increase in the number of operated wells and fees earned on operated wells drilled. These increases were partially offset by a decrease in partnership income and partnership management fees of $276,000, which were primarily due to normal production declines, and decreases in other income of $11,000.

Income Tax Expense. Income tax expense for the first nine months of 2011 was $15.8 million compared to $9.3 million for the same period in 2010. Our income tax expense increased due to higher pre-tax earnings. Our effective tax rate during the first nine months of 2011 and 2010 was approximately 39% and 34%, respectively. The lower rate for 2010 is attributable to statutory deductions for excess depletion and domestic production activities, both of which represent permanent differences between financial statement income and taxable income.

Impact of Changing Prices and Costs

Our revenues and the carrying value of our oil and gas properties are impacted by significant changes in underlying oil and gas commodity prices. The oil and gas industry is cyclical and the demand for goods and services put significant pressure on the pricing structures within the industry and therefore have a direct impact on the underlying economics of our exploration and development programs. Typically, as prices for oil and natural gas increase, so do all associated costs of materials, services and personnel. However, in periods of declining prices, associated cost reductions may lag and not move downward in proportion to prices. Material changes in prices also impact the current revenue stream, estimates of future oil and gas reserves, depletion expense, impairment assessments of oil and gas properties due to low prices, and values of properties in purchase and sale transactions. Material changes in prices can impact the market value of shares of oil and gas companies and their ability to raise capital, borrow money and retain personnel.

Our average realized oil price of $87.94 per Bbl, net of hedges, for the nine months ended September 30, 2011, was 25% higher than for the comparable period in 2010. Our average realized natural gas price of $5.41 per Mcf, net of hedges, for the nine months ended September 30, 2011, was comparable to the price of $5.39 for the same period in 2010. The average realized prices for the nine months ended September 30, 2011, included the effects of our hedges. Should significant price decreases occur or should prices fail to remain at levels which will facilitate reinvestment of cash flow to economically replace current production, we could experience difficulty in developing our assets and growing our production and reserves.

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

Administrative and Operating Costs

We continue to focus on cost-containment efforts regarding lower per-unit administrative and operating costs. However, we must continue to attract and retain competent management, technical and administrative personnel in pursuing our business strategy and fulfilling our contractual obligations. In seeking to grow our business, we have expanded our staff. As a result our general and administrative expenses increased in 2011 to date as compared to 2010.

Liquidity and Capital Resources

We expect to finance our future acquisition, development and exploration activities through working capital, cash flow from operating activities, use of our bank credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through the issuance of additional debt and equity securities. In addition, we intend to continue to partially finance our drilling activities through the sale of participations to industry partners on a promoted basis, whereby we will earn working interests in reserves and production greater than our proportionate capital cost.

Credit Facility

As of September 30, 2011, our borrowing base under our credit facility with Wells Fargo Bank (the “Bank”) was $145 million and we did not have any outstanding indebtedness. The borrowing base is subject to redetermination on May 1 and November 1 of each year.

On October 19, 2011 we entered into a commitment letter with the Bank which contemplates amending our current credit facility to provide an amended and restated credit facility of up to $450 million, with an initial borrowing base of $180 million and a five year term. This commitment letter is subject to certain conditions precedent, including satisfactory commitments from participating lenders. This amended and restated credit facility is expected to be executed in November, 2011.

Cash Flows from Operating Activities

For the nine months ended September 30, 2011, our net cash provided by operating activities was $67.0 million, versus $48.1 million in the same period in 2010. We believe that we have sufficient liquidity and capital resources to execute our business plans over the next twelve months and for the foreseeable future. We expect to fund our planned capital program through our existing credit facility, working capital and projected cash flows.

Cash Flows from Investing Activities

Cash used for capital expenditures for the nine months ended September 30, 2011 and 2010, was $85.0 million and $65.3 million, respectively. In addition, cash generated from the sale of properties for the nine months ended September 30, 2011 and 2010 was $411,000 and $540,000, respectively. Capital expenditures for the first nine months of 2011 were financed with working capital. We expect to spend approximately $34.4 million in additional capital expenditures during the remainder of 2011 and between $188 million and $223 million in 2012.

Capital Spending

We continue to refine our capital budget for the remainder of 2011 and 2012. We currently expect our 2011 capital budget to be approximately $120 million, which is modestly higher than the previously disclosed forecast of $114 million. Through September 30, 2011 we have expended approximately $85.6 million of the budget. The 2012 capital expenditure budget will depend on how quickly we expand to three or four rigs in both the Eagle Ford and the Bakken. Our current expectation is for the 2012 capital budget to be between approximately $188 million and $223 million. The table below illustrates the components of the 2012 budget. A benefit of our property portfolio is that it consists of relatively new acreage positions and therefore we generally have two to four years to drill the bulk of our undeveloped leases. In addition, many of our drilling opportunities, including the bulk of our gas drilling locations, are “held by production” or long term leases and therefore not subject to lease expiration or significant future incremental carrying costs. Accordingly, we have a substantial ability to adjust our capital spending as industry circumstances dictate or as opportunities arise.

We have initiated drilling on our operated Bakken acreage in the Williston Basin and our operated Eagle Ford acreage in Texas. Further, our Bakken non-operated holdings continue to be actively developed by our operating partners. However, we continue to evaluate adjusting our expenditures between geographic areas and projects in an attempt to maximize production, reserve growth and cash flow and take advantage of regional differences in net commodity prices and service costs, while effectively transforming our acreage to held-by-production status.

While industry circumstances may require us to make capital expenditure adjustments, our capital budget reflects our current intent to develop our Bakken and Eagle Ford positions and further expand our acreage. To a lesser extent, we intend to drill certain locations in the Austin Chalk and certain of our prospects on the Gulf Coast, but those projects could be deferred in favor of increased activity in these other areas or so long as low natural gas prices prevail. Recent success within our Eagle Ford acreage block in Fayette County, Texas may allow us to establish a secondary Austin Chalk development program in our Eagle Ford area where the Austin Chalk is more oily.

The projects, estimated costs and timing of actual expenditures seen below are subject to significant change as we continue to technically and economically evaluate existing and alternative projects, as we further expand our portfolio, and as industry conditions dictate. There can be no assurance that all of the projects identified and summarized in the table below will remain competitive or viable and therefore certain projects may be sold or abandoned by us to redeploy capital elsewhere. However, in the opinion of management, at present, we have sufficient cash flows and liquidity to fulfill lease obligations or otherwise maintain all material mineral leases. Our current estimate of our capital expenditures for 2012 is as follows:

Estimated 2012 Capital Budget ($ in millions)

	Low (1)	High (2)	Notes
Bakken Operated Projects (North Dakota and Montana	$61	$73	23 to 26 gross wells (~31% W.I.)
Bakken Non-Operated Project (Primarily Mountrail County)	23	23	42 gross wells with Slawson (~8% W.I.); 12 with others (1% W.I.)

Eagle Ford (Fayette and Gonzales Counties)	74	86	21 to 24 gross wells (~40% W.I.)

Other Drilling and Operations	11	11	Williston Basin conventional, St. Martinville and Austin Chalk drilling

Acreage and Seismic	15	25	Primarily Eagle Ford and Bakken

Infrastructure and Other	4	5	Saltwater disposal and other infrastructure and equipment

Total Estimated 2012 Capital Expenditures	$188	$223

NOTE: The data above is based on conservative well cost assumptions. Our goal is to reduce well costs below the amounts indicated above. Management believes that Bakken well costs of $7.5 million and Eagle Ford well costs of $8.0 million are attainable under current conditions.

(1)	Assumes the Company increases to 3 drilling rigs in both the Bakken and Eagle Ford in 2012 with gross well costs of $8.0 million on operated Bakken wells and $8.5 million on operated Eagle Ford wells.
(2)	Assumes the Company increases to 4 drilling rigs in both the Bakken and Eagle Ford by late 2012 with gross well costs of $8.5 million on operated Bakken wells and $9.0 million on operated Eagle Ford wells.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodities. We are exposed to market risk from changes in commodity prices. In the normal course of business, we enter into derivative transactions, including commodity price collars, swaps and floors to mitigate our exposure to commodity price movements. We do not participate in these transactions for trading or speculative purposes. While the use of these arrangements may limit the benefit to us of increases in the prices of oil and natural gas, it also limits the downside risk of adverse price movements.

The following is a list of contracts outstanding at September 30, 2011:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of Sept. 30, 2011
						(in thousands)
Natural Gas
October-07	Collar	01/01/11	12/31/11	$7.00 - $9.20	269,750 Mmbtu	$857
December-09	Swap	04/01/11	03/31/12	$6.450	360,000 Mmbtu	915
December-09	Swap	04/01/12	12/31/12	$6.415	450,000 Mmbtu	1,008
January-11	Swap	01/01/12	03/31/13	$4.850	1,125,000 Mmbtu	627

						3,407
Crude Oil
October-07	Swap	01/01/11	12/31/11	$74.37	70,500 Bbls	(353)
January-10	Swap	01/01/11	12/31/11	$88.45	21,000 Bbls	190
August-10	Swap	09/01/10	12/31/11	$85.05	30,000 Bbls	167
August-10	Swap	01/01/12	12/31/12	$86.85	120,000 Bbls	697
October-10	Swap	01/01/11	12/31/11	$85.16	15,000 Bbls	85
October-10	Swap	01/01/12	12/31/12	$87.22	120,000 Bbls	740
January-11	Collar	02/01/11	12/31/11	$85.00 - $106.08	15,000 Bbls	176
January-11	Collar	01/01/12	12/31/12	$85.00 - $110.00	120,000 Bbls	1,233
March-11	Collar	03/01/11	12/31/11	$100.00 - $114.00	15,000 Bbls	312
March-11	Swap	01/01/12	12/31/12	$103.95	120,000 Bbls	2,758
March-11	Swap	01/01/13	12/31/13	$101.85	120,000 Bbls	2,169
April-11	Swap	05/01/11	12/31/11	$110.00	18,750 Bbls	574

						8,748

						$12,155

Interest rates. We are exposed to financial risk from changes in future interest rates to the extent that we incur future indebtedness. As of September 30, 2011, we did not have any outstanding indebtedness under our Second Amended and Restated Credit Agreement, which matures in October 2012. We anticipate entering into an amended and restated credit facility in November 2011 with an increased borrowing base (see Note M: Subsequent Event). The current credit facility provides for and we anticipate that the amended and restated credit facility will provide for a variable interest rate. In the event interest rates rise significantly, and we incur future indebtedness without mitigating or fixing future interest rates, our interest expense will increase in accordance with any future borrowings and at rates in effect at the time of those borrowings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive Officer, Chief Financial Officer and other members of management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q for the quarter ended September 30, 2011.

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

November 7, 2011

/s/ Frank A. Lodzinski
Frank A. Lodzinski
Chief Executive Officer (Principal Executive Officer)

/s/ Howard E. Ehler
Howard E. Ehler
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)