Form 10-K/A
period 2010-12-31
GEORESOURCES INC
filed 2012-02-07
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2010: $180,766,713

Number of shares of the registrant’s common stock outstanding at February 6, 2012: 25,607,042

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement relating to registrant’s 2011 annual meeting of shareholders have been incorporated by reference in Part III of this annual report on Form 10-K.

EXPLANATORY NOTE

GeoResources, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) to reflect changes made in response to comments received by the Registrant from the Staff of the Securities and Exchange Commission (the “Staff”), in connection with the Staff’s review of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 11, 2011 (the “Original Report”). In response to the Staff’s comments, the Registrant has amended its Original Report to file an amended and restated report (the “Revised Report”) of the Registrant’s third-party petroleum engineering firm, Cawley, Gillespie & Associates, Inc. (“CG&A”). The Revised Report reflects the following additions and certain other disclosure enhancements: (i) provides confirmation from CG&A that all assumptions, data, methods and procedures used in the preparation of the reserves report were appropriate for the purpose served by the report; (ii) provides a discussion regarding the inherent uncertainties of reserves estimates; (iii) provides a statement that CG&A used all methods and procedures as they considered necessary under the circumstances to prepare the report; and (iv) provides a brief summary of CG&A’s conclusions with respect to the reserves estimates.

The Registrant has also included in this Amendment (i) an amended and restated “Item 15. Exhibits, Financial Statement Schedules”; (ii) the consent of Cawley, Gillespie & Associates, Inc. in Exhibit 23.3; (iii) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2; and (iv) an updated signature page.

Except as identified above, no other item or disclosures in the Original Report have been amended, and all other information included in the Original Report remains unchanged. Furthermore, the Amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, as well as the Registrant’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Report.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation dates June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation, dated November 6, 2007. (5)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.19	Lease Agreement between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090 dated June 7, 2001. (3)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC. (2)

Exhibit No.	Description

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.33	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.34	Form of Purchase Agreement. (4)

10.35	Form of Warrant. (4)

10.36	Form of Registration Rights Agreement. (4)

10.37	Agreement of Limited Partnership for OKLA Energy Partners LP dated May 20, 2008. (6)

10.38	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008. (7)

10.39	Purchase and Sale Agreement between SBE Partners LP and Catena Oil and Gas LLC, dated May 29, 2009. (8)

10.40	Consent and Amendment No. 1 to Agreement of Limited Partnership of SBE Partners LP as of May 29, 2009. (8)

10.41	Second Amended and Restated Credit Agreement between the Registrant and Wachovia Bank, National Association as Administrative Agent dated July 13, 2009. (8)

10.42	Consent, Distribution Agreement, and Amendment No. 2 to Agreement of Limited Partnership of SBE Partners LP. (9)

10.43	First Amendment to Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, Limited Partnership for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated January 29, 2010. (10)

10.44	Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010. (11)

10.45	Amendment to Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010. (11)

10.46	Purchase and Sale Agreement dated June 25, 2009, by and among Hop-Mar Energy, L.P., Sydri Energy Investments I, Ltd., Snyder Energy Investments, Ltd., Woodbine Energy Partners, L.P. (Sellers) and Southern Bay Energy, LLC (Buyer). (12)

10.47	Participation Agreement-Eagle Ford Project entered into September 29, 2010 between Southern Bay Energy, LLC, Southern Bay Operating, LLC and Ramshorn Investments, Inc. (12)

10.48	Amended and Restated Limited Liability Company Agreement of Trigon Energy Partners LLC dated October 30, 2010. (13)

10.49	Lease Acquisition and Development Agreement By and Between Trigon Energy Partners LLC and CEU Eagle Ford, LLC, dated May 4, 2010. (13)

10.50	Exploration and Development Agreement with Area of Mutual Interest between Slawson Exploration Company, Inc. and G3 Operating, LLC (as successor-in-interest to Chandler Energy, LLC) dated January 1, 2007. Certain portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission. (13)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

21.1	Subsidiaries of the Registrant. (13)

23.1	Consent of Grant Thornton LLP (for GeoResources, Inc.). (13)

23.2	Consent of Grant Thornton LLP (for SBE Partners LP). (13)

Exhibit No.	Description

23.3	Consent of Cawley, Gillespie & Associates, Inc. (1)

24.1	Power of Attorney (included on the signature page of the Registrant’s Form 10-K filed on March 11, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (Previously furnished with the Registrant’s Form 10-K filed on March 11, 2011)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (Previously furnished with the Registrant’s Form 10-K filed on March 11, 2011)

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2010, 2009 and 2008. (13)

99.2	Report of Cawley, Gillespie & Associates, Inc. as of January 1, 2011. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2009.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2009.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2010.
(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2010.
(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC.

Dated: February 7, 2012	By:	/s/ Frank A. Lodzinski
Frank A. Lodzinski, President and Chief Executive Officer

EXHIBIT INDEX

FOR

Form 10-K/A for the year ended December 31, 2010.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation dates June 10, 2003, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

3.1(a)	Articles of Amendment to the Articles of Incorporation, incorporated by reference as Annex C to the Registrant’s definitive Proxy Statement dated February 23, 2007, and filed with the Commission on February 23, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation, dated November 6, 2007. (5)

3.2	Bylaws, as amended March 2, 2004, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.15	Agreement and Plan of Merger dated September 14, 2006, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC (including Amendment No. 1 dated February 16, 2007). Incorporated by reference as Annex A to the Registrant’s Definitive Proxy Statement dated February 23, 2007 and filed with the Commission on February 23, 2007.

10.19	Lease Agreement between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090 dated June 7, 2001. (3)

10.20	First Amendment to June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated November 10, 2003. (3)

10.21	Assignment and Assumption by Southern Bay Energy, L.L.C. of June 7, 2001 Lease Agreement by and between AROC, Inc. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.22	Unconditional Guaranty of June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.23	Second Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 19, 2005. (3)

10.24	Third Amendment to June 7, 2001 Lease Agreement by and between Southern Bay Energy, L.L.C. and BGK Texas Property Management, Inc. for 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated April 9, 2007. (3)

10.26	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202. (3)

10.27	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001. (3)

10.28	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002. (3)

10.29	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004. (3)

10.30	Credit Agreement dated September 26, 2007 between the Registrant and Wachovia Bank National Association. (2)

Exhibit No.	Description

10.31	Limited Partner Interest Purchase and Sale Agreement dated October 16, 2007 between the Registrant and TIFD III-X, LLC. (2)

10.32	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.33	Amended and Restated Credit Agreement dated October 16, 2007 between the Registrant and Wachovia Bank National Association. (2)

10.34	Form of Purchase Agreement. (4)

10.35	Form of Warrant. (4)

10.36	Form of Registration Rights Agreement. (4)

10.37	Agreement of Limited Partnership for OKLA Energy Partners LP dated May 20, 2008. (6)

10.38	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008. (7)

10.39	Purchase and Sale Agreement between SBE Partners LP and Catena Oil and Gas LLC, dated May 29, 2009. (8)

10.40	Consent and Amendment No. 1 to Agreement of Limited Partnership of SBE Partners LP as of May 29, 2009. (8)

10.41	Second Amended and Restated Credit Agreement between the Registrant and Wachovia Bank, National Association as Administrative Agent dated July 13, 2009. (8)

10.42	Consent, Distribution Agreement, and Amendment No. 2 to Agreement of Limited Partnership of SBE Partners LP. (9)

10.43	First Amendment to Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, Limited Partnership for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated January 29, 2010. (10)

10.44	Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010. (11)

10.45	Amendment to Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010. (11)

10.46	Purchase and Sale Agreement dated June 25, 2009, by and among Hop-Mar Energy, L.P., Sydri Energy Investments I, Ltd., Snyder Energy Investments, Ltd., Woodbine Energy Partners, L.P. (Sellers) and Southern Bay Energy, LLC (Buyer). (12)

10.47	Participation Agreement-Eagle Ford Project entered into September 29, 2010 between Southern Bay Energy, LLC, Southern Bay Operating, LLC and Ramshorn Investments, Inc. (12)

10.48	Amended and Restated Limited Liability Company Agreement of Trigon Energy Partners LLC dated October 30, 2010. (13)

10.49	Lease Acquisition and Development Agreement By and Between Trigon Energy Partners LLC and CEU Eagle Ford, LLC, dated May 4, 2010. (13)

10.50	Exploration and Development Agreement with Area of Mutual Interest between Slawson Exploration Company, Inc. and G3 Operating, LLC (as successor-in-interest to Chandler Energy, LLC) dated January 1, 2007. Certain portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission. (13)

14.1	Code of Business Conduct and Ethics adopted March 2, 2004, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

Exhibit No.	Description

21.1	Subsidiaries of the Registrant. (13)

23.1	Consent of Grant Thornton LLP (for GeoResources, Inc.). (13)

23.2	Consent of Grant Thornton LLP (for SBE Partners LP). (13)

23.3	Consent of Cawley, Gillespie & Associates, Inc. (1)

24.1	Power of Attorney (included on the signature page of the Registrant’s Form 10-K filed on March 11, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (Previously furnished with the Registrant’s Form 10-K filed on March 11, 2011)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (Previously furnished with the Registrant’s Form 10-K filed on March 11, 2011)

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2010, 2009 and 2008. (13)

99.2	Report of Cawley, Gillespie & Associates, Inc. as of January 1, 2011. (1)

(1)	Filed herewith.
(2)	Filed with the Registrant’s Form 10-QSB for the quarter ended September 30, 2007.
(3)	Filed with the Registrant’s Form 10-QSB for the quarter ended June 30, 2007.
(4)	Filed with the Registrant’s Form 8-K on June 11, 2008.
(5)	Filed with the Registrant’s Form 10-KSB for the year ended December 31, 2007.
(6)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008.
(7)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2008.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2009.
(9)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2009.
(10)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2010.
(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2010.
(13)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2010.