Form 10-K
period 2011-12-31
GEORESOURCES INC
filed 2012-03-13
CIK 41023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2011: $451,046,891

Number of shares of the registrant’s common stock outstanding at March 9, 2012: 25,625,792

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2011 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Certain statements contained in this report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to planned development of our oil and gas properties, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	Changes in production volumes, worldwide demand and volatility in commodity prices for oil and natural gas;

•	Changes in estimates of proved reserves;

•	Our ability to replace produced oil and gas reserves;

•	Declines in the values of our oil and gas reserves;

•	The timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves;

•	Our ability to acquire leases, drilling rigs, supplies and services on a timely basis and at reasonable prices;

•	Reductions in the borrowing base under our credit facility;

•	Risks incident to the drilling and operation of oil and natural gas wells;

•	Future production and development costs;

•	The availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on prices;

•	Competition, including intense competition in resources play areas;

•	The effect of existing and future laws, governmental regulations and the political and economic climates of the United States of America;

•	Our ability to attract and retain key members of senior management;

•	Changes in environmental laws and the regulation and enforcement related to those laws;

•	The identification of and severity of environmental events and governmental responses to the events;

•	Legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, derivatives reform, and changes in state, federal and foreign income taxes;

•	Social unrest, political instability, acts of terrorism or sabotage in oil and gas producing regions in the Middle East or our markets;

•	The effect of oil and natural gas derivative activities; and

•	Capital market conditions including the availability and cost of capital.

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

Bbls/d or BOPD – barrels per day or barrels of oil per day.

Bcf – Billion cubic feet.

Bcfe – Billion cubic feet equivalent, determined using the ratio of six thousand cubic feet (Mcf) of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Before payout – With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

Behind-pipe reserves – Those reserves expected to be recovered from completion interval(s) not yet open but still behind casing in existing wells. These reserves, if they meet the criteria for proved reserves, will be included in the PDNP category of our reserves.

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

Development activities – Activities following exploration including the drilling and completion of additional wells and the installation of production facilities.

Development well – A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well – A well found to be incapable of producing hydrocarbons economically.

(Adjusted) EBITDAX – Adjusted EBITDAX is a Non-GAAP measure of performance. Adjusted EBITDAX is calculated as earnings (net income) before interest, taxes, depreciation, amortization and exploration expenses. See Item 6 Selected Financial Data for a reconciliation of this Non-GAAP measure to GAAP Net Income.

Exploitation – The act of making oil and gas property more profitable, productive or useful.

Exploratory well – A well drilled to find and produce oil or natural gas reserves in an area or to a potential reservoir not classified as proved.

Farm-in or Farm-out – An agreement whereby the owner of a working interest in an oil and natural gas lease assigns or contractually conveys subject to future assignment the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the farmee is required to drill one or more wells in order to earn its interest in the acreage. The farmor usually retains a royalty and/or after payout interest in the lease. The interest received by the farmee is a “farm-in” while the interest transferred by the farmor is a “farm-out.”

FASB – The Financial Accounting Standards Board.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

GAAP – Generally accepted accounting principles in the United States of America.

HBP – Held by production. Proved undeveloped reserves or drilling opportunities, that are developmental or exploratory, that are not subject to mineral lease expiration because within the field or project area certain wells are producing and therefore retain the mineral rights on the lease.

Gross acres or gross wells – The total acres or wells, as the case may be, in which a working interest is owned.

Horizontal drilling – A drilling technique that permits the operator to drill horizontally within a specified targeted reservoir and thus exposes a larger portion of the producing horizon to a wellbore than would otherwise be exposed through conventional vertical drilling techniques. Greater horizontal exposure to a hydrocarbon bearing reservoir typically results in increased production rates and greater ultimate recoveries of hydrocarbons than vertical drilling.

Hydraulic fracture (Frac, Frac’ing) – A well stimulation method by which fluid (approximately 95-98% water) and proppant (purposely sized particles used to hold open an induced fracture) are injected downhole and into the producing formation at high pressures and rates in order to exceed the rock strength and create a fracture such that the proppant material can be placed into the fracture to enhance the productive capability of the formation.

Injection well – A well which is used to inject gas, water, or liquefied petroleum gas under high pressure into a producing formation to maintain sufficient pressure to produce the recoverable reserves.

Joint Operating Agreement or JOA – Any agreement between working interest owners concerning the duties and responsibilities of the operator and rights and obligations of the non-operators.

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

Pad drilling – When multiple wells are drilled from the same drilling pad in an effort to minimize the downtime and cost of dismantling and transporting a drilling rig to a new site.

Plant products – Liquid hydrocarbons generated by a plant facility; including propane, iso-butane, normal butane, pentane and ethane.

Plugging and abandonment or P&A – Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another stratum or to the surface.

PV10 – The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices, as prescribed in the SEC rules, and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, depreciation, depletion and amortization, or Federal income taxes and discounted using and annual discount rate of 10%. PV10% is considered a Non-GAAP financial measure as defined by the SEC.

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

Proved developed nonproducing reserves or PDNP – Proved reserves that meet the definition of proved developed reserves (defined below) but are either shut-in or are behind-pipe reserves.

Proved developed producing reserves or PDP – Proved reserves that meet the definition of proved developed reserves (defined below) that are currently able to produce to market.

Proved developed reserves – Developed oil and gas reserves are reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the costs of the required equipment is relatively minor compared to the costs of a new well.

Proved reserves – Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimates. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved undeveloped reserves or PUDs – Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time

Reasonable certainty – If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achived than non, and, as changes due to increased availability of geoscience (geological, geophysical or geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonabley certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

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

Reservoir – A permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

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

Shut-in reserves – Those reserves expected to be recovered from completion intervals that were open at the time the reserve was estimated but were not producing due to market conditions, mechanical difficulties or because production equipment or pipelines were not yet installed. These reserves are included in the PDNP category on the reserve report.

Sliding sleeve (or mass sliding sleeve) – These are tools used in horizontal fracture stimulation in order to isolate zones and allow for multiple fracture stages in a single wellbore. This type of tool allows for up to approximately 40 individual stages to be stimulated separately in one well during the completion process.

Standardized Measure of Discounted Future Net Cash Flows – A measure of the present value of the estimated cash flows derived from the production and sales proved reserves. Estimated production taxes, estimated operating expenses, estimated future investment costs, and estimated future income taxes are discounted and deducted from estimated cash inflows to arrive at the standardized measure of discounted future net cash flows. We calculate this measure in accordance with FASB ASC Topic (932) Extractive Activities – Oil and Gas.

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

Working interest or WI – The ownership interest, generally defined in a JOA, that gives the owner the right to drill, produce and/or conduct operating activities on the property and share in the sale of production, subject to all royalties, overriding royalties and other burdens and obligates the owner of the interest to share in all costs of exploration, development operations and all risks in connection therewith.

Workover – Operations on a producing well to restore or increase production.

PART I

Item 1. Business

Overview

GeoResources, Inc., a Colorado corporation, (the “Company,” “we” or “us”) is an independent oil and gas company engaged in the acquisition and development of oil and natural gas reserves through an active and diversified program which includes purchases of reserves, re-engineering, development and exploration activities primarily focused in Texas, the Gulf Coast and the Williston Basin areas of the United States. Our corporate headquarters and Southern Division operating office is located in Houston, Texas, and our Northern Division operating office is located in Denver, Colorado. We also have an additional operating office for the Northern Division in Williston, North Dakota.

Our strategy, which is further discussed below, calls for operations in multiple oil and gas basins and also includes a combination of acquisition, development and exploration activities. Management believes, our strategy allows us to manage risk and also take advantage of changing market conditions and regional differences in commodity prices, service costs and available infrastructure. At present our activities are principally focused on the development of our acreage positions in the Bakken shale trend in the Williston Basin and the Eagle Ford shale and Austin Chalk trends in Texas. As of March 9, 2012 we held approximately 54,700 net acres in the Bakken shale trend and 23,600 net acres in the Eagle Ford shale trend.

As of January 1, 2012, we had an estimated 29,244 MBOE of proved reserves being approximately 67% oil and 70% developed. Production for the year ended December 31, 2011 totaled 1,924 MBOE or 5,270 BOE per day of which 64% was oil. In addition, we have a general partner and operating interest in two managed limited partnerships, which are accounted for under the equity method of U.S. generally accepted accounting principles. Our share of partnership reserves, at January 1, 2012 was estimated at 1,217 MBOE, being 4% oil and 89% developed. See “Item 2. Properties” of this report for additional information related to our oil and gas reserves at January 1, 2012.

Recent Developments

Acquisition and Divestitures

During 2011 and into early 2012 we expanded our reserves and acreage positions through continued leasing efforts as well as pursuit of farm-in opportunities and acquisitions.

Most recently, on February 29, 2012, we closed an acquisition of producing wells and acreage in the Austin Chalk trend of east Texas in the Brookeland field area. We acquired varying working interests, with an average of approximately 72%, in producing and productive wells across approximately 170,000 net acres. Estimated total proved reserves associated with the acquisition were 2.5 Mmboe comprised of 24% oil, 28% NGLs and 48% gas (January 1, 2012 management estimates at SEC prices). The properties averaged 914 BOE/day of net production in December 2011 being 24% oil, 28% NGLs and 48% residue gas. Our net acquisition cost was $40.4 million, plus closing adjustments for normal operating activity and other customary purchase price adjustments. We funded this acquisition through borrowings on our credit facility.

On January 20, 2012, we closed an acquisition of unproved leasehold interests in McKenzie County, North Dakota in which we acquired approximately 3,700 net acres. Our net acquisition cost was $12.7 million and was funded with working capital and borrowings on our credit facility.

In December 2011, we sold approximately 1,800 net acres in Atascosa County, Texas for $4.6 million. For accounting purposes we used the cost recovery method to account for this sale; under this method proceeds have been recorded in the balance sheet as a reduction in the carrying value of the associated unproved properties.

In August 2011, we closed an acquisition of producing oil and gas properties located in the Austin Chalk trend of east Texas. We acquired varying working interests in 11 producing and productive wells across 3,700 net acres in Tyler county Texas. Estimated total proved reserves associated with the acquisition were 0.6 Mmboe comprised of 25% oil, 17% NGLs and 58% gas (June 30, 2011 management estimates using forward NYMEX strip prices). Our net acquisition cost was approximately $11 million plus closing adjustments for normal operating activity and other customary purchase price adjustments. We funded the acquisition with working capital.

In November 2010, we purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) and recorded a $2.2 million non-controlling interest in our consolidated financial statements. Trigon held leases in the Eagle Ford shale trend of Texas. The acquisition cost was approximately $11.8 million. In June 2011, our membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. In September 2011, all assets of Trigon were distributed to its members and we deconsolidated the non-controlling interest in the financial statements.

Long-term Debt

On November 9, 2011, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which increased our senior secured revolving credit facility from $250 million to $450 million and extended the term of the credit agreement to November 9, 2016. The initial borrowing base of the credit facility was $180 million, subject to review and redetermination on May 1 and November 1 of each year. The Credit Agreement provides for interest rates at (a) LIBOR plus 1.75% to 2.75% or (b) the prime lending rate plus 0.75% to 1.75%, depending upon the amount borrowed and also requires the payment of commitment fees to the lender with respect to unutilized commitments. The commitment rate is 0.375% per annum if we utilize less than 50% of our borrowing base and .500% if we utilize 50% or greater of our borrowing base. We incurred costs of approximately $1.5 million to complete the amendment and we are amortizing these costs over the remaining life of the Credit Agreement; the amortization of these costs is included in interest expense. The banks participating in the credit facility include: Wells Fargo Bank, Comerica Bank, Compass Bank, U.S. Bank, The Frost National Bank, BMO Harris Financing, Inc, Royal Bank of Canada, and SunTrust Bank. We had no principal amounts outstanding under the credit facility at December 31, 2011. In February 2012, we borrowed $60 million under our credit facility to fund property acquisitions.

Stock Issuances

On January 19, 2011, we issued 5,175,000 shares of common stock (including the full exercise of the underwriters’ option to purchase an additional 675,000 shares of common stock) and 989,000 shares were sold by certain selling shareholders in a public offering, at a public offering price of $25.00 per share pursuant to an offering registered with the SEC. Our net proceeds from the offering were approximately $122.5 million after underwriting discounts and commissions, and other offering expenses of $6.9 million. Net proceeds from this offering were used to reduce indebtedness and for other corporate purposes.

Our Business Strategy

We pursue a value-driven growth strategy focused on pursuing projects that generate strong rates of return and shareholder value. This strategy is implemented through acquisitions, development drilling and exploration activities, currently focused on oil weighted projects in the Bakken trend in the Williston Basin of North Dakota and Montana and in the Eagle Ford and Austin Chalk trends of Texas. We focus on building production, reserves and cash flows while continually working to expand our undeveloped acreage and drilling inventory. We will continue to exploit our current assets and acreage positions particularly in the Bakken, Eagle Ford and Austin Chalk trends through cost-efficient drilling and completion activities, while also utilizing our technical staff to identify and evaluate other targeted areas or potential reservoirs or trends for future growth. In our Northern Division, our current efforts are focused on expanding our Bakken leasehold interests in targeted areas of the Williston Basin, including both North Dakota and eastern Montana. In our Southern Division, our current efforts are focused on growing our leasehold in the Eagle Ford and Austin Chalk trends, as well as other potential formations, located within reasonable regional proximity to our existing acreage positions and operations. Furthermore, as we continue to grow we will divest of some of our legacy conventional assets that are located outside our focus areas. Our divestitures are intended to improve the economic and strategic profile of our asset portfolio. While these legacy assets have contributed meaningfully to our historical production and cash flow, as we continue our growth they will become less significant and therefore may be sold with the proceeds re-deployed into our focus areas. Historically, our capital structure and diverse asset portfolio has allowed us to pursue a dynamic operating strategy whereby we have shifted our emphasis among acquisitions, development drilling and exploration activities in addition to adjusting our capital plans among regions and projects (i.e. oil vs. natural gas) all in an effort to take advantage of changing market conditions (i.e. commodity prices, price differentials and service costs). Although our asset portfolio will become more focused on the Bakken, Eagle Ford and Austin Chalk trends in the future, we believe our portfolio will be sufficiently diverse to allow us to pursue a similar dynamic strategy going forward whereby we can adjust our leasing, acquisition and drilling efforts according to changing market conditions.

Our business strategy includes:

•	Accelerating the cost-effective development and exploration of our existing acreage positions with a focus on our properties in the Bakken, Eagle Ford and Austin Chalk trends;

•

Expanding our acreage positions and drilling inventory in and around our focus areas through acquisitions and farm-in opportunities with an emphasis on operated positions and selective non-operated participations with other capable oil and gas operators;

•	Generating additional exploration and development projects in and around our focus areas;

•

Selectively divesting of legacy assets to high-grade our property portfolio and to lower corporate wide “per-unit” operating and administrative costs, and focus our attention on our current focus areas and new projects with greater development and exploitation potential;

•	Pursuing value-accretive corporate merger and acquisition opportunities; and

•	Obtaining additional capital, as needed, through the issuance of equity securities and/or through debt financing.

Our fundamental operating and technical strategy is complemented by management’s commitment to increasing shareholder value by:

•	Maintaining a sound capital structure;

•	Promoting industry and institutional partners into projects to manage our risk, enhance rates of return and lowering our net finding and development costs;

•	Controlling capital, operating and administrative costs;

•	Hedging a portion of production to provide a foundation of predictable cash flows to support development and exploration activities; and

•	Divesting non-core assets to high-grade our property portfolio.

In the opinion of management, our strategy is appropriate for us because:

•	It addresses multiple risks of oil and gas operations while providing shareholders with significant upside potential; and

•

It results in “staying-power”, which management believes is essential to mitigate the adverse impacts of volatile commodity prices and financial markets and it is the strategy employed successfully in prior entities formed, acquired and operated by management.

The major components of our business strategy and related matters are briefly discussed below.

Development Activities – The largest part of our capital expenditures relates to the development and exploitation of non-producing reserves through drilling activities. Our operational and technical teams are focused on driving drilling and completion costs down while at the same time maximizing reserve recoveries in our focus areas. We plan to continue implementing new initiatives and technologies such as pad drilling, use of “skidable” rigs, and mass sliding sleeve completions that will result in cost savings while at the same time ensuring strong reserve recoveries. Additionally, in our focus areas, we conduct comprehensive regional geological and geophysical studies and detailed field studies of existing properties which usually result in identifying:

•	Specific areas of interest for us to pursue additional leasing, farm-out or other activities, intended to expand our acreage positions; and

•	Additional development and exploration projects associated with existing properties to recover bypassed, undeveloped or under-developed reserves.

Acquisitions and Divestitures – The fundamental intent of our acquisition and divestiture activities is to continually high-grade our property portfolio. Such acquisitions of oil and gas producing or undeveloped properties, either through corporate or asset acquisitions, is intended to allow us to assemble a portfolio of properties with the potential for meaningful economic returns from (1) the application of operational and technical attention, (2) development of non-producing reserves, and (3) realization of exploration upside. We seek to acquire oil and gas interests with the characteristics of manageable risks, fairly predictable production and value enhancement potential. An important part of our post-acquisition activities associated with producing properties are re-engineering projects intended to implement more efficient production practices, increase production or mitigate production declines, lower per-unit operating expenses and/or reduce field down-time. Our current portfolio of producing properties includes certain non-core legacy properties that are providing production and cash flows to pursue other opportunities. Consistent with our growth and in order to devote our human resources toward our most significant projects, periodically we will divest of non-core assets.

Exploration – Our exploration activities are intended to provide significant upside potential; accordingly, we expect to continue to expand our exploration activities as our asset portfolio increases. This component of our strategy is designed to:

•	Expand our inventory of substantive acreage and prospects;

•	Fully develop acquired properties; and

•	Realize substantial economic returns from exploration.

Corporate Mergers and Acquisitions – As a distinct part of our overall strategy, we pursue asset acquisitions and corporate merger and acquisition opportunities (“M&A”) as a means to increase shareholder value and liquidity. Historically, in prior entities, management has pursued and completed transactions which included both acquisitions whereby the company might acquire another entity and transactions where the company might be merged into or sold to another entity. Considerations for such mergers or acquisitions include, but are not limited to:

•	Realization of increased shareholder value and liquidity;

•	Greater visibility and acceptance in the capital markets;

•	Lower cost of capital in the financial markets;

•	The potential to increase assets in a core or targeted areas leading to greater size, scale, improved economics and operational efficiencies in our core areas;

•	The opportunity to increase earnings and cash flow on a per share basis;

•	Development and exploration potential that will add meaningfully to our proved reserves and production; and

•	Improved per unit realizations and lower per unit operating and administrative costs.

In summary, we believe our business strategy will lead to growth in reserves, production, cash flow and profitability and therefore enhance shareholder value.

Marketing of Production

Our oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices or market indices, plus or minus adjustments for quality or transportation. Natural gas is usually sold under a contract at a negotiated price based upon the “spot” market for gas sold in the area.

The vast majority of our oil and gas sales contracts and off-lease marketing arrangements are generally standard industry contracts with 30 to 90 day cancelation notice provisions. We do however have one long-term natural gas sales contract in our Williams County North Dakota project area in the Bakken Shale trend. Under the terms of this contract we have committed substantially all of the production for the life of our leases to one purchaser. In return for this commitment, the purchaser has committed to building a gas gathering system across our project area. The sales price under this contract is based on a posted market rate. In addition, as discussed elsewhere in this report, we have entered into short-term and long-term commodity hedge contracts in seeking to provide a foundation of predictable cash flows to support development and exploration activities.

Competition

In addition to being highly volatile, the domestic oil and gas business is highly competitive among many independent operators and major oil companies in the industry. Our competitors may possess financial resources and technical capabilities which are greater than those available to us and they may, therefore, be able to pay more for desirable properties or more effectively exploit productive prospects due to their size and ability to secure better service contracts.

Environmental Regulations

We conduct our operations according to high industry standards and in compliance with all applicable laws and regulations. Our operations are generally subject to numerous stringent federal, state and local environmental regulations under various acts including the Comprehensive Environmental Response, Compensation and Liability Act, the Federal Water Pollution Control Act, and the Resources Conservation and Recovery Act. For example, our operations are affected by diverse environmental regulations including those regarding the disposal of produced oilfield brines, other oil-related wastes, and additional wastes not directly related to oil and gas production. Additional regulations exist regarding the containment and handling of crude oil as well as preventing the release of oil into the environment. It is not possible to estimate future environmental compliance costs due in part, to the uncertainty of continually changing environmental initiatives. While future environmental costs can be expected to be significant to the entire oil and gas industry, we do not believe that our costs would be any more or less of a relative financial burden than others in our industry.

Foreign Operations and Export Sales

We do not have any interests, production facilities, or operations in foreign countries.

Employees

As of December 31, 2011, we had 77 full-time employees, 53 of which are management, technical and administrative personnel, and 24 of which are field employees. Contract personnel operate some of our producing fields under the direct supervision of our employees. We consider all relations with our employees to be good. We have no unions and are not the subject of any collective bargaining agreements.

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

Executive Officers of the Registrant

The following table sets forth certain information as of March 9, 2012, regarding our named executive officers:

Name	Age	Position(s) with the Company
Frank A. Lodzinski	62	President and Chief Executive Officer

Robert J. Anderson	50	Chief Operating Officer (Northern Division) and Executive Vice President Engineering and Acquisitions

Howard E. Ehler	67	Vice President and Chief Financial Officer

Timothy D. Merrifield	56	Executive Vice President—Geology and Geophysics

Francis M. Mury	60	Chief Operating Officer (Southern Division) and Executive Vice President

Frank A. Lodzinski has served as our President, Chairman and Chief Executive Officer since 2007. He has 40 years of oil and gas industry experience. In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties. Certain partnerships were exchanged for common shares of Hampton Resources Corporation in 1992, which Mr. Lodzinski joined as a director and President. Hampton was sold in 1995 to Bellwether Exploration Company. In 1996, he formed Cliffwood Corp and in 1997, Cliffwood shareholders acquired controlling interest in Texoil, Inc. where Mr. Lodzinski served as CEO and President. In 2001, Texoil, Inc. was sold to Ocean Energy, Inc. In 2001, Mr. Lodzinski was appointed CEO and President of AROC, Inc., to direct the restructuring and ultimate liquidation of that company. In 2003, AROC completed a monetization, of oil and gas assets with an institutional investor and began a plan of liquidation in 2004. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the general partner of Southern Bay which acquired the residual assets of AROC, Inc., and he served as President of Southern Bay Energy, LLC since its formation. He holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

Robert J. Anderson has served as our Executive Vice President – Engineering & Acquisitions since April 2007 and was appointed to our Board of Directors and to the position of Chief Operating Officer – Northern Division in January 2012. He is a petroleum engineer and has been active in the oil and gas industry since 1987 with diversified domestic and international experience for both major oil companies (ARCO International/Vastar Resources) and independent oil companies (Hunt Oil/Hugoton Energy/Anadarko Petroleum). From October 2000 through February 2004, he was employed by Anadarko Petroleum Corporation as a petroleum engineer. From March 2004 through December 2004 he was employed by AROC, Inc. as Vice President, Acquisitions and Divestitures. He joined Southern Bay Energy, LLC in January 2005 as Vice President, Acquisitions and Divestitures. His professional experience includes acquisition evaluation, reservoir and production engineering and field development, and project economics, budgeting and planning. Mr. Anderson’s domestic acquisition and divestiture experiences include the Gulf Coast of Texas and Louisiana (offshore and onshore), east and west Texas, north Louisiana, Mid-Continent and the Rockies. His international experience includes Canada, South America and Russia. He has an undergraduate degree in Petroleum Engineering from the University of Wyoming (1986) and also holds an MBA, Corporate Finance, from the University of Denver (1988).

Howard E. Ehler has been our Chief Financial Officer and Principle Accounting Officer since April 2007. He was the Vice President and Chief Financial Officer of AROC, Inc. from May 2001 through December 2004. Since January 2005, Mr. Ehler has been employed by Southern Bay Energy, LLC as Vice President and Chief Financial Officer. He previously served as Vice President of Finance and Chief Financial Officer for Midland Resources, Inc. from March 1997 through October 1998. From November 1999 through April 2001 he performed independent accounting and auditing services in oil and gas as a sole practitioner in public accounting. He was employed in public accounting with various firms for over 21 years, including practice with Grant Thornton LLP, where he was admitted to the partnership. He has substantive experience in oil and gas banking, finance, accounting and reporting. In addition, his experience includes administration, tax, budgets, forecasts and cash management. Mr. Ehler holds an Accounting Degree from Texas Tech University (1966) and has been a Certified Public Accountant since 1970.

Timothy D. Merrifield was appointed Executive Vice President – Geology and Geophysics in January 2012. Mr. Merrifield has over 30 years of industry experience. He has been employed by the Company since April 2007 and previously as Vice-President – Geology and Geophysics for our Southern Division where he successfully led our exploration and development activities. His prior experience includes both domestic and international projects and he has also had responsibility for our reservoir engineering and project management. He was employed by AROC, Inc. as Vice President – Exploration from November 1998 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Vice President Geology and Geophysics. Additionally, he was employed by Forcenergy, Inc. from January 1997 to November 1998 as a Senior Explorationist and Great Western Resources, Inc. from January 1986 to January 1997 where he was promoted to Exploration Manager in February 1994. Prior to 1986 Mr. Merrifield was employed by L&B Oil Co., Inc., Core Laboratories, Inc., Mesa Petroleum and Atlantic Richfiled, Inc. He attended Texas Tech University.

Francis M. Mury has been Executive Vice President and Chief Operating Officer—Southern Division since April 2007. He has been active in the oil and gas industry since 1974. He was employed by AROC, Inc. as Executive Vice President from May 2001 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Executive Vice President. Mr. Mury worked for Texaco, Inc. from July 1974 through March 1979, ending his tenure there as a petroleum field engineer. From April 1979 through December 1985, he worked for Wainoco Oil & Gas as a production engineer and drilling superintendent. From January 1986 to November 1989 he worked for Diasu Oil & Gas as an operations manager. He has worked with Mr. Lodzinski since 1989, including at Hampton Resources Corporation, where he served as Vice President – Operations from January 1992 through May 1995, and Texoil, Inc., where he served as Executive Vice President from November 1997 through February 2001. His experience extends to all facets of petroleum engineering, including reservoir engineering, drilling and production operations and further into petroleum economics, geology, geophysics, land and joint operations. Geographical areas of experience include the Gulf Coast (offshore and onshore), east and west Texas, Mid-Continent, Florida, New Mexico, Oklahoma, Wyoming, Pennsylvania and Michigan. Mr. Mury received a degree in Computer Science (1974) from Nicholls State University, Thibodeaux, Louisiana.

Item 1A. Risk Factors

Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. There may be additional risks and uncertainties that are not presently known to us, or that we presently deem immaterial, that may become material and also adversely affect our business. If any of the following risks develop into actual events, our business, financial conditions or results of operations could be material and adversely affected. See “Forward Looking Statements” at the beginning of this report for additional risks.

We are dependent upon the services of our chief executive officer and other executive officers.

We are dependent upon a limited number of personnel, including Frank A. Lodzinski, our Chief Executive Officer and President, and certain other management personnel and key employees. Failure to retain the services of these persons, or to replace them with adequate personnel in the event of their departure or termination, may have a material adverse effect on our operations and adversely affect the price of our common stock. There are no employment agreements with any of our officers currently exist, although we may consider such agreements in the future. We have no key-man life insurance on the lives of any of our executive officers.

We must successfully acquire or develop additional reserves of oil and gas.

Our future replacement of production of oil and gas is highly dependent upon our level of success in acquiring or finding additional reserves. The rate of production from our oil and gas properties generally decreases as reserves are produced. We may not be able to successfully acquire or develop additional oil and gas properties to cost effectively replace our reserves.

Intense competition in the oil and gas exploration and production segment could adversely affect our ability to acquire desirable properties prospective for oil and gas, as well as producing oil and gas properties.

The oil and gas industry is highly competitive. We compete with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and services required to develop and operate properties, and in the marketing of oil and gas to end-users. Many competitors have financial and other resources that are substantially greater than ours. These competitive factors could make future acquisitions of acreage and producing properties at economic prices difficult for us. We also face significant competition in attracting and retaining experienced, capable and technical personnel, including geologists, geophysicists, engineers, landmen and others with experience in the oil and gas industry.

The domestic oil and gas exploration and production industry is faced with shortages of personnel and equipment, and such shortages may adversely affect our operations and financial results.

The oil and gas industry, as a whole, suffers from an aging workforce and a shortage of qualified and experienced personnel. Our operations and financial results may be adversely impacted due to difficulties in attracting and retaining such personnel within our Company or within companies that provide materials and services to the industry. The substantial increase in oil prices in 2010 and 2011 has resulted in increased drilling and construction activity in the industry and shortages of personnel and equipment are present in our primary focus areas. Presently, personnel shortages and high labor costs are particularly prevalent in areas of high industry activity such as the Williston Basin of Montana and North Dakota, and the Eagle Ford trend of Texas. Additional personnel will likely be required in connection with our expansion plans, and the domestic oil and gas industry has in the past experienced significant shortages of qualified personnel in all areas of operations. Further, our expansion plans will likely require access to services and oil field equipment. Such equipment and operating personnel are currently in short supply.

The tightness in the availability of drilling rigs and field services in the Bakken Shale trend in North Dakota and Montana and the Eagle Ford trend in Texas could adversely affect our ability to execute our development plans within our budget on a timely basis.

Since 2009, we have experienced tightness in the availability of drilling rigs, services for pressure pumping and other services required for well completion in the Bakken trend in North Dakota and Montana and the Eagle Ford trend in Texas. During 2011 we experienced substantial delays between drilling and completion of many of our operated and non-operated wells in the Williston Basin. In the latter half of 2011, timing between drilling and well completion improved, but continued increases in drilling activity could lengthen delays. Increased delays could adversely affect production and reserve replacement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The lack of availability of these types of services has caused delays in our development and production operations and caused us to incur additional expenditures above what we had budgeted for those services. We cannot determine the magnitude or length of the tightness for these services, but should they persist or increase the cost or lack of availability of these services they could have a material adverse effect on our business, cash flows and their timing, financial condition and results of operations.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our financial condition and results of operations.

Our success depends on the results of our exploitation, exploration, development and production activities. Oil and natural gas exploration and production activities are subject to numerous significant risks some of which are beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in large part on our proper evaluation and assessment of data obtained through geophysical and geological analyses, production data, and engineering studies. Our evaluations and assessments could ultimately prove to be incorrect. Significant aspects of costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can render a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including:

•	Shortages of or delays in obtaining equipment and qualified personnel such as we are currently experiencing;

•	Pressure or irregularities in geological formations;

•	Equipment failures or accidents;

•	Adverse weather conditions, such as those experienced during the first half of 2011;

•	Reductions in oil and natural gas prices;

•	Issues associated with property titles; and

•	Delays imposed by or resulting from compliance with regulatory requirements.

Volatile oil and natural gas prices could adversely affect our financial condition and results of operations.

Our most significant market risk is the price of crude oil and natural gas. Management expects energy prices to remain volatile and unpredictable. Moreover, oil and natural gas prices result from numerous factors that are outside of our control, including:

•

Economic and energy infrastructure disruptions caused by geopolitical factors including but not limited to embargoes and sanctions on major producing countries and actual or threatened acts of war, or terrorist activities particularly with respect to oil producers in the Middle East, Nigeria and Venezuela;

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

Lower oil and natural gas prices not only decrease revenues on a per unit of production basis, but also may reduce the amount of oil and natural gas that we can economically produce negatively impacting estimates of our economically recoverable proved reserves. We have attempted to mitigate the risks associated with commodity price fluctuations by hedging a portion of our production. However, substantial or extended declines in oil or natural gas prices may materially and adversely affect our financial condition, results of operations, liquidity and ability to finance operations and planned capital expenditures.

Industry changes may adversely affect various financial measurements relating to our business and negatively affect the market price of our common stock.

Although we believe that our business strategy has and will allow us to continue our growth and increase operating efficiencies, unforeseen costs and industry changes could potentially have an adverse effect on return of capital and earnings per share. Future events and conditions could cause any such changes to be significant, including, among other things, adverse changes in:

•	Commodity prices for oil, natural gas and liquid natural gas;

•	Economically recoverable reserves;

•	Operating results;

•	Capital expenditure obligations; and

•	Production levels.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

Oil and natural gas exploration, drilling and production activities are subject to numerous operating risks including the possibility of:

•	Blowouts, fires and explosions;

•	Personal injuries and death;

•	Uninsured or underinsured losses;

•	Unanticipated, abnormally pressured formations;

•	Mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses; and

•	Environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination.

Any of these operating hazards could cause damage to properties, serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages, which could expose us to significant liabilities.

We have hurricane and other weather-related risks associated risks in connection with our operations in the Texas and Louisiana Gulf Coast as well as North Dakota and Montana.

Because a portion of our oil and gas properties are located in or near coastal areas of the Texas and Louisiana Gulf, we have experienced in the past significant production curtailments due to hurricane damage. We could also be subject to production curtailments in the future resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and gas purchasers, or vendors and suppliers. We may also experience winter weather-related and spring thaw operational problems on our North Dakota and Montana properties. Due to severe winter weather and spring flooding in North Dakota and Montana in the first half of 2011 we had to shut in a number of our producing wells as well as delay several of our drilling and completion operations. We may in the future experience these operational problems due to severe weather and it will likely negatively impact our results of operations.

Insurance may not fully recover potential losses.

Although we believe that we are reasonably insured against losses to wells and associated equipment, potential operational or hurricane related losses could result in a loss of our reserves and properties and materially reduce our ability to self-fund exploration and development activities and property acquisitions. The insurance market, in general, and the energy insurance market in particular, have experienced substantial cost increases over recent years, resulting from significant losses associated with hurricanes and commercial losses. To offset the significant cost increases we increased our deductibles and made other modifications to coverage. The potential for loss, however, cannot be accurately or reasonably predicted. If we incur substantial damages or liabilities that are not fully covered by insurance or are in excess of policy limits, then our business, results of operations, and financial condition could be materially affected. Also, as is customary in the oil and gas business, we do not carry business interruption insurance. In the future, it is also possible that we will further modify insurance coverage or determine not to purchase some insurance because of high insurance premiums.

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

We use the successful efforts accounting method. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves are discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. All of our geological and geophysical costs on exploratory prospects are expensed as incurred.

The net capitalized costs of our oil and gas properties, on a field-by-field basis, may exceed the estimated future net cash flows of that field for periods of time when oil and gas prices are low. If so, pursuant to generally accepted accounting principles, we are required to record impairment charges to reduce the capitalized costs of each such field to its estimate of the field’s fair market value, even though other fields may have increased in value. Unproved properties are evaluated at the lower of cost or fair market value. These types of charges reduce earnings and shareholders’ equity.

Negative or downward revisions of oil and gas reserve estimates could adversely affect the trading price of our common stock. Oil and gas reserves and the standardized measure of cash flows represent estimates, which may vary materially over time due to many factors.

The market price of our common stock may be subject to significant decreases due to decreases in our estimated reserves, our estimated cash flows and other factors. Estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, prevailing operating and development costs, SEC rules related to proved undeveloped reserves and other factors. There are numerous uncertainties and uncontrollable factors inherent in estimating quantities of oil and gas reserves, projecting future rates of production, and timing of development expenditures.

The estimates of future net cash flows from proved reserves and the standardized measure of proved reserves are based upon various assumptions about prices and costs and future production levels that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of reserves and amount of estimated future net cash flows from estimated oil and gas reserves.

In addition, SEC rules generally require that proved undeveloped reserves that have not been drilled within five years be reclassified out of estimates of proved reserves; although such technically and economically recoverable reserves may be still owned or controlled by us. Accordingly, given the shortages of materials, equipment and human resources prevailing in the industry and also current low natural gas prices we may not drill certain proved undeveloped locations within the established five year time frame and therefore we may be required to reclassify such reserves out of our estimated proved undeveloped reserves. The effect of reclassifying such reserves would result in decreases in estimated proved reserve quantities and therefore could result in decreases in net income and earnings per share, resulting from increased depletion expense and possible impairments. These effects could have an adverse effect on our stock price.

Our hedging activities may prevent us from realizing the benefits in oil or gas price increases.

In seeking to reduce our financial exposure to oil and gas price volatility, we have, and will likely continue to, enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. In a typical hedge transaction, we may fix the price, or establish a floor or a range, on a portion of our production over a predetermined period of time. If market prices exceed our hedge positions we will not receive the full market value for our production covered by those hedges. There are numerous risks associated with hedging activities such as the risk that reserves are not produced at rates equivalent to the hedged position, and the risk that production and transportation cost assumptions used in determining an acceptable hedge could be substantially different from the actual cost. In addition, the counter-party to the hedge may become unable or unwilling to perform its obligations under hedging contracts, and we could incur a material adverse financial effect if there is any significant non-performance. While intended to reduce the effects of oil and gas price volatility, hedging transactions may limit potential gains earned by us from oil and gas price increases and may expose us to the risk of financial loss in certain circumstances.

The adoption of derivatives legislation by the U. S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing certain portions of it in the near future. In July 2011, the CFTC granted temporary exemptive relief from certain swap regulation provisions of the legislation until December 21, 2011, or until the agency finalized the corresponding rules. In December 2011, the CFTC extended the potential latest expiration date of the exemptive relief to July 16, 2012. In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets, and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize other regulations, including critical rulemaking on the definition of “swap”, “swap dealer” and “major swap participant.” Depending on our classification, the financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The recent legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

The use of debt financing may adversely affect our business strategy.

We have used debt to fund a portion of our activities and we are using debt to fund a portion of our future acquisition and development activities. Any temporary or sustained inability to service or repay debt we incur will materially adversely affect our results of operations and financial condition and will materially adversely affect our ability to obtain other financing.

We are obligated to comply with financial and other covenants in our existing Credit Agreement that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment of our debt.

Our Credit Agreement generally contains customary covenants, including, among others, provisions:

•	Relating to the maintenance of the oil and gas properties securing the debt;

•	Restricting our ability to assign or further encumber the properties securing the debt; and

•	All of our obligations under our Credit Agreement are secured by substantially all of our assets.

•	A current ratio of not less than 1.0:1.0 excluding current hedge obligations; and

•	A funded debt to EBITDAX ratio of not greater than 4.0:1.0.

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

We are the operator of a majority of our properties, but for many of our properties we own less than 100% of the working interests. Joint ownership is customary in the oil and gas industry and is generally conducted under the terms of a joint operating agreement (“JOA”), where a single working interest owner is designated as the “operator” of the property. For properties where we own less than 100% of the working interest, whether operated or non-operated, drilling and operating decisions may not be within our sole control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be forced to relinquish our interest through “in-or-out” elections or may be subject to certain non-consent penalties, as provided in a JOA. In-or-out elections may require a joint owner to participate, or forever relinquish its position. Non-consent penalties typically allow participating working interest owners to recover from the proceeds of production, if any, and an amount equal to 200% to 500% of the non-participating working interest owner’s share of the cost of such operations.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or curtailed as a result of future legislation.

Among the changes contained in the Obama Administration’s Fiscal Year 2013 budget proposal, released by the Office of Management and Budget on February 13, 2012, is the elimination or deferral of certain U.S. federal income tax deductions and credits currently available to domestic oil and gas exploration companies. Such changes include, but are not limited to, (i) the elimination of current deductions for intangible drilling and development costs; (ii) the elimination of the deduction for certain U.S. production activities for oil and gas properties; (iii) an extension of the amortization period for certain geological and geophysical expenditures and (iv) the repeal of the enhanced oil recovery credit. Some of these same proposals to repeal or limit oil and gas tax deductions and credits have been included in legislation that has recently been considered by Congress. It is unclear whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation as a result of the budget proposal, or the passage of bills containing similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions and credits that are currently available with respect to oil and gas exploration and development and could negatively affect our financial results.

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

There can be no assurance that we will be able to achieve continued growth in assets, production or revenue.

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

Environmental laws and regulations may: (1) require the acquisition of a permit before well drilling commences; (2) restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; (3) prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and (4) impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations, as well as how such laws and regulations are administered, could occur and may result in more stringent and costly requirements which could have a significant impact on our operating costs. In general, under various applicable environmental regulations, we may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. We may also be subject to liability from third parties for civil claims by affected neighbors arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. We believe we are in compliance with applicable environmental and other governmental laws and regulations. In recent years, increased concerns have been raised over the protection of the environment. Legislation to regulate the emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Also, the EPA has recently undertaken significant efforts to collect information regarding greenhouse gas emissions and their effects.

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for crude oil and natural gas that we produce.

In December 2009, the U.S. Environmental Protection Agency, (“EPA”) determined that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one set of rules limit emissions of GHGs from motor vehicles and the other set of rules require certain Prevention of Significant Deterioration (“PSD”) and Title V permit requirements for GHG emissions from certain large stationary sources. The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which may include certain of our operations, on an annual basis.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as government reviews of such activities, could result in increased costs, additional operating restrictions or delays, and adversely affect our production and/or ability to book future reserves.

Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. We engage third parties to provide hydraulic fracturing or other well stimulation services for us in connection with several wells or proposed wells for which we are the operator. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs, especially shale formations such as the Bakken and the Eagle Ford trends, where we have significant acreage. The process is typically regulated by state oil and natural gas commissions; however, the EPA, recently asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In February 2012, the U.S. Department of the Interior (the “DOI”) released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and cause us to experience added delays or curtailment in the pursuit of exploration, development, or production activities.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic-fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing activities and plans to propose these standards by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. These ongoing or proposed studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Montana, Pennsylvania, Louisiana, Texas, and Wyoming, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, and additional well-construction requirements on hydraulic-fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. These regulations affect our operations, increase our costs of exploration and production and limit the quantity of natural gas and oil that we can economically produce. A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities on a timely basis following leasing. Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore on or develop our properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

Our failure to successfully identify, complete and integrate future acquisitions of properties or businesses could reduce our earnings and slow our growth.

There is intense competition for acquisition opportunities in our industry for attractive oil and gas properties and other E&P companies. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Completed acquisitions could require us to invest further in operational, financial and management information systems and to attract, retain, motivate and manage effectively additional employees. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our hedging arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the use of debt or the issuance of equity. Even if our credit reviews are satisfactory, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could adversely affect our financial condition and results of operation.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could eliminate certain proposed drilling locations or materially delay the timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability and cost of capital, seasonal conditions, regulatory approvals, natural gas and oil prices, drilling and completion costs and drilling results. Because of these uncertainties, we do not know if all the numerous potential drilling locations we have identified and plan to drill ultimately will be drilled or if we will be able to produce oil or natural gas economically from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Historically, we have obtained equity and debt capital to fund our growth strategy. We may require additional equity capital in order to pursue our business strategy and avoid excessive debt levels. Financial markets often change abruptly and we may not be able to attract investors that would provide equity capital to us at all, or the costs to obtain such capital may be prohibitive. To the extent that we may attract capital, the costs of such capital could increase appreciably and such capital may take forms, such as preferred stock or convertible debt, which would be senior to our common stock. We believe that the ability to attract capital at reasonable costs is critical to our long-term growth strategy, particularly due to the depleting nature of oil and gas operations.

Effects of inflation and pricing may impact our demand for goods and services.

The oil and gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts significant pressure on the economic stability and pricing structure within the industry. Demand for equipment and services have caused costs to increase significantly since 2008. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices would also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices generally impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.

There were 25,625,792 shares of our common stock outstanding as of March 9, 2012. Members of our management owned approximately 4,450,311 shares of our common stock, representing 17% of our outstanding common stock as of March 9, 2012. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time. These shares may be sold publicly pursuant to an effective registration statement with the SEC.

If our shareholders, particularly management and their affiliates, sell a large number of shares of our common stock, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our management and affiliates might sell shares of our common stock could have a depressing effect on the market price of our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices

Our principal executive office is located at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, where we occupy approximately 15,800 square feet of office space. Our Northern Division office, consisting of approximately 5,000 square feet, is located at 475 17th Street, Suite 1210, Denver, Colorado 80202. Our Williston office consists of approximately 4,000 square feet and is located at 1407 West Dakota Parkway, Williston, North Dakota 58801.

Oil and Gas Reserve Information

All of our oil and gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in “Note N: Supplemental Financial Information for Oil and Gas Producing Activities — Unaudited” in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report. The reserve estimates have been prepared by Cawley, Gillespie & Associates, Inc., an independent petroleum engineering firm. We have no long-term supply or similar agreements with foreign governments or authorities.

Set forth below is a summary of our oil and gas reserves as of December 31, 2011. We did not provide any reserve information to any federal agencies in 2011 other than to the SEC.

	Oil (Mbbl)	Gas (Mmcf)	Present Value Discounted at 10% ($M) (1)
Proved developed	13,906	38,514	$486,191

Proved undeveloped	5,787	18,791	128,708

Total Proved	19,693	57,305	$614,899

Oil and Gas Reserve Quantities

	Oil (Mbbl)	Gas (Mmcf)
Proved reserve quantities, January 1, 2011	14,393	57,554

Purchases of minerals-in-place	134	2,195

Extensions and discoveries	5,265	4,687

Production	(1,222)	(4,209)
Revisions of quantity estimates	1,123	(2,922)

Proved reserve quantities, December 31, 2011	19,693	57,305

Proved developed reserve quantities
December 31, 2010	11,231	39,097

December 31, 2011	13,906	38,514

(1)	Present Value Discounted at 10% (“PV10”) is a Non-GAAP measure that differs from the GAAP measure “standardized measure of discounted future net cash flows” in that PV10 is calculated without regard to future income taxes. Management believes that the presentation of PV10 value is relevant and useful to our investors because it presents the estimated discounted future net cash flows attributable to our estimated proved reserves independent of our income tax attributes, thereby isolating the intrinsic value of the estimated future cash flows attributable to our reserves. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, we believe the use of a pre-tax measure provides greater comparability of assets when evaluating companies. For these reasons, management uses, and believes the industry generally uses, the PV10 measure in evaluating and comparing acquisition candidates and assessing the potential return on investment related to investments in oil and natural gas properties.

PV10 is not a measure of financial or operational performance under GAAP, nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. For presentation of the standardized measure of discounted future net cash flows, please see “Note N: Supplemental Financial Information for Oil and Gas Producing Activities—Unaudited” in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report. The table below titled “Non-GAAP Reconciliation” provides a reconciliation of PV10 to the standardized measure of discounted future net cash flows.

Partnership Operations and Reserves as of January 1, 2012 (not included above):

The reserve quantities and values set forth above do not include our interest in two affiliated partnerships, discussed directly hereafter.

We hold an approximate 30% general partnership interest in SBE Partners, LP (“SBE Partners”) which owns interests in the Giddings field (as discussed further below in “Description of Noteworthy Properties”). In addition, we also hold the general partner interest in OKLA Energy Partners, LP (“OKLA”) which owns working interests in producing oil and gas properties in Oklahoma. Our 2% partnership interest in OKLA increases to 35.66% if the limited partner realizes a contractually specified rate of return (reversionary interest).

The following table represents our estimated share (excluding our reversionary interests) of the affiliated partnerships’ reserves and estimated present value of future net income discounted at 10% (in thousands), using SEC guidelines.

	Affiliated Partnership Reserves
	Oil (Mbbl)	Gas (Mmcf)	Present Value Discounted at 10%($M) (1)
Proved developed	48	6,196	$9,095

Proved undeveloped	6	784	480

Total	54	6,980	$9,575

(1)	See footnote (1) to the above table for a definition of Present Value Discounted at 10%.

Non-GAAP Reconciliation (in thousands)

The following table reconciles our direct interest in oil and gas reserves as of December 31, 2011:

Present value of estimated future net revenues (PV10)	$614,899
Future income taxes, discounted at 10%	(188,073)

Standardized measure of discounted future net cash flows	$426,826

The following table reconciles our indirect interest, through our affiliated partnerships, in oil and gas reserves as of December 31, 2011:

Present value of estimated future net revenues (PV10)	$9,575
Future income taxes, discounted at 10%	(2,534)

Standardized measure of discounted future net cash flows	$7,041

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

Proved Undeveloped Reserves

From January 1, 2011 to January 1, 2012, our proved undeveloped reserves (“PUDs”) increased 43% from 6,238 MBOE to 8,919 MBOE, or an increase of 2,681 MBOE. This increase was primarily attributable to successful drilling activity in 2011 in the Bakken Shale trend of North Dakota. We added 3,387 MBOE as a result of successful drilling in 2011 and the commensurate PUDs associated with such drilling. During 2011 we did not have any acquisitions that increased our PUDs. There were 182 MBOE that were no longer deemed to be economic PUDs at year-end. Reserves of 568 MBOE were moved from the PUD reserve category to the proved developed or the proved developed non-producing category through the drilling of 26 gross wells. We incurred approximately $6.2 million in capital expenditures during 2011 in converting these 26 gross PUD wells to the proved developed reserve category. The remaining change in PUDs of 44 MBOE was a result of increased prices and performance revisions over the time period. Based on our 2011 year end independent engineering reserve report, we plan to drill all of our individual PUD drilling locations within five years.

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

Our Executive Vice President, Engineering and Acquisitions, who also serves as our Chief Operating Officer for our Northern Region is a qualified reserve estimator and auditor and is primarily responsible for overseeing our independent petroleum engineering firm during the preparation of our reserve report. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include: Bachelors of Science degree in Petroleum Engineering from the University of Wyoming, 1986; Masters of Business Administration degree from the University of Denver, 1988; member of the Society of Petroleum Engineers since 1985; and more than 24 years of practical experience in estimating and evaluating reserve information with more than five years of those being in charge of estimating and evaluating reserves.

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

Net Oil and Gas Production, Average Price and Average Production Cost

The net quantities of oil and gas produced and sold by us for each of the three years ended December 31, 2011, the average sales price per unit sold and the average production cost per unit are presented below.

	2011	2010	2009
Oil Production (MBbls)	1,222	1,060	851

Gas Production (MMcf)	4,209	4,789	4,944

Total Production (MBOE)*	1,924	1,858	1,675

Average sales price (net of hedging):

Oil per Bbl	$88.42	$70.33	$61.09

Gas per Mcf	$5.36	$5.30	$3.97

BOE	$67.89	$53.78	$42.76

Production cost per BOE**	$12.25	$10.60	$10.54

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (1 BOE).
**	Excludes ad valorem taxes (which are included in lease operating expenses on our consolidated statements of income) of $1.2 million, $1.3 million, and $1.1 million in 2011, 2010, and 2009, respectively and severance taxes.

Our Giddings field in east Texas contained 17%, 22% and 28% of our total proved reserves as of December 31, 2011, 2010, and 2009, respectively. No other single field accounted for 15% or more of our proved reserves in 2011, 2010 or 2009. The net quantities of oil and gas produced and sold by us for the each of the three years ended December 31, 2011, the average sales price per unit sold and the average production cost per unit for our Giddings field are presented below.

Giddings Field
	2011	2010	2009
Oil Production (MBbls)	33	27	7

Gas Production (MMcf)	2,267	3,024	3,020

Total Production (MBOE)*	411	531	510

Average sales price (before the effects of hedging):

Oil per Bbl	$87.59	$74.26	$71.14

Gas per Mcf	$3.61	$4.83	$3.54

BOE	$27.02	$31.25	$21.80

Production cost per BOE**	$3.78	$3.12	$2.00

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (1 BOE).
**	Excludes ad valorem taxes and severance taxes

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

In 2011, three purchasers each accounted for 12% of our consolidated oil and gas revenues. In 2010, two purchasers each accounted for 12% of our consolidated oil and gas revenues and one purchaser accounted for 11%. In 2009, one purchaser accounted for 17% of our consolidated oil and gas revenues, two purchasers accounted for 15% each of our consolidated oil and gas revenues, and one accounted for 11%. No other single purchaser accounted for 10% or more of our oil and gas revenues in 2011, 2010 or 2009. There are adequate alternate purchasers of our production such that we believe the loss of one or more of the above purchasers would not have a material adverse effect on our results of operations or cash flows.

Gross and Net Productive Wells

As of December 31, 2011, our total gross and net productive wells were as follows:

Productive Wells

Oil		Gas		Total
Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
899	275.0	443	132.5	1,342	407.5

*	A gross well is a well in which a working interest is owned. The number of net wells represents the sum of fractions of working interests we own in gross wells. Productive wells are producing wells plus shut-in wells we deem capable of production. Horizontal re-entries of existing wells do not increase a well total above one gross well.
**	We have working interests in 11 gross wells with completions into more than one productive zone; in the table above these wells with multiple completions are only counted as one gross well.

Gross and Net Developed and Undeveloped Acres

As of December 31, 2011, we had total gross and net developed and undeveloped leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated or permitted by state regulatory authorities.

Gross acres are those acres in which working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.

	Developed		Undeveloped		Total
State	Gross	Net	Gross	Net	Gross	Net
Texas	129,014	65,117	49,306	23,656	178,320	88,773
N. Dakota	78,577	23,462	93,562	35,730	172,139	59,192
Colorado	3,310	2,404	40,925	20,276	44,235	22,680
Oklahoma	55,273	10,564	321	16	55,594	10,580
Alabama	42,480	21,420	—	—	42,480	21,420
Louisiana	31,707	11,083	5,134	2,959	36,841	14,042
Montana	11,921	8,705	10,664	6,193	22,585	14,898
All Others	4,636	3,649	—	—	4,636	3,649

Total	356,918	146,404	199,912	88,830	556,830	235,234

Exploratory Wells and Development Wells

Set forth below for the three years ended December 31, 2011 is information concerning the number of wells we drilled during the years indicated.

	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive and Dry Wells
Year	Productive	Dry	Productive	Dry	Drilled
2011	1.90	—	8.60	—	10.50

2010	0.48	—	5.82	0.52	6.82

2009	—	0.12	5.61	—	5.73

Present Activities

At March 9, 2012, we had 50 gross (6.9 net) wells in the process of drilling or completing.

Supply Contracts or Agreements

As of December 31, 2011 we had one natural gas sales contract in our Williams County North Dakota project area in the Bakken trend. Under the terms of this contract we have committed substantially all of the production for the life of our leases in this area to one purchaser. In return for our life of lease commitment, this purchaser has committed to building a gas gathering system across our project area. The sales price under this contract is based on a monthly posted market price. As of December 31, 2011, the majority of our production (aside from the aforementioned contract) is marketed under short-term contracts customary in division orders and off lease marketing agreements with the industry. We also engage in hedging activities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Description of Major Properties and General Strategy

We are the operator of properties containing approximately 75% of our proved oil and gas reserves. As operator we are able to directly influence exploration, development and production operations. Our producing properties have reasonably predictable production profiles and cash flows, subject to commodity price fluctuations, and have provided a solid foundation for our technical staff to pursue the development of our undeveloped acreage, further develop our existing properties and also generate new projects that we believe have the potential to increase our shareholder value. We are currently focused on three plays, being the Bakken and Three Forks formations in the Williston Basin, the Eagle Ford trend in Texas and the Austin Chalk trend in Texas. It is our intent to continue to expand our acreage and drilling inventory in these areas. Further, although we believe that many of our existing conventional fields have additional exploration and exploitation opportunities, as further discussed below, many of these fields will become divestiture candidates over the next few years. We will likely retain some legacy properties, provided they are profitable and located in reasonable proximity to our focus areas.

As is common in our industry we participate in non-operated properties on a selective basis; our non-operating participation decisions are dependent on the technical and economic nature of the projects and the operating expertise and financial standing of the operators. The following is a description of our major oil and gas properties.

Bakken Shale and Three Forks Formations, Williston Basin Overview – We believe the Bakken Shale and Three Forks formations in the Williston Basin represent a large North American oil deposit. Our opinion is supported by our own geological and engineering studies as well as reports from federal and state agencies and the industry in general. Our Bakken shale properties are located primarily in Mountrail, Williams and McKenzie counties in North Dakota and in Roosevelt and Richland counties in eastern Montana. Our focus is on the Middle Bakken and Three Forks formations and as of March 9, 2012 we have working interests in approximately 54,700 total net acres currently prospective for the Bakken and Three Forks formations. This acreage is comprised of 27,800 net acres in our Williams County project area, 12,900 net acres in our eastern Montana project area, 9,700 net acres in our Mountrail County project area, and 4,300 net acres in our McKenzie Line project area. We anticipate operating the majority of the spacing units in our Williams County and eastern Montana project areas, while we will primarily be non-operated working interest participants in most of the spacing units in our Mountrail County and McKenzie Line project areas. We are currently running two operated rigs in our Williams County and eastern Montana project areas and plan to bring on a third rig in the second quarter of 2012. All of these Bakken and Three Forks producers are from horizontal wells which initially flow without artificial lift and subsequently produce with the aid of rod pumps. Consistent with our operating strategy, during 2009 through early 2012, we increased our acreage positions in and around each of our four project areas. Most recently, in January 2012 we closed an acquisition of 3,700 net acres in our McKenzie Line project area. We will continue to lease or otherwise acquire or trade for acreage within and around all of our project areas in the Bakken Shale trend during 2012.

Williams County Project Area (Northwest Williams County, North Dakota) – Our Williams County project area is comprised of 27,800 net acres (primarily operated) in northwest Williams County, where we have lease positions in 91 1,280 acre spacing units. Our average working interest in this project area is approximately 34%. We originated this project and brought in industry partners on a promoted basis in 2010. We retained operations within a specified area of mutual interest. Drilling began in the project area in 2010. As of March 9, 2012, we have drilled 18 operated wells, participated in two non-operated wells and have two wells drilling in this project area. These wells are all in varying stages of completion and production operations. For the quarter ended December 31, 2011, total production net to our interest in our Williams County project area was approximately 346 BOE/day and was approximately 96% oil.

Eastern Montana Project Area (Roosevelt and Richland Counties, Montana) – In our eastern Montana project area, we have approximately 12,900 net acres with approximately 9,400 net acres being operated by us and the remainder operated by various industry partners. To date we have drilled one operated well in this project area and have participated in five non-operated wells. For the quarter ended December 31, 2011, the total production net to our interest in our eastern Montana project area was approximately 127 BOE/day and was approximately 94% oil.

Mountrail County Project Area (Primarily Mountrail County, North Dakota) – We currently have approximately 9,700 net non-operated acres in our Mountrail County project area with working interests ranging from 1% to 14%. Our principal drilling activities in this area are through Slawson Exploration Company, Inc. (“Slawson”), but we also participate in this area with several other industry participants. We have been a non-operating partner in this project area since 2007. Drilling activities in this project area increased appreciably in 2011 as Slawson and our other operating partners increased their rig counts. To date, we have participated in over 110 wells with Slawson and we have also participated with nominal interests in over 300 wells with other operators in this project area. For the quarter ended December 31, 2011, total production net to our interest in this project area was approximately 1,525 BOE/day and was approximately 92% oil.

McKenzie Line Project Area (Primarily McKenzie and Southern Williams Counties, North Dakota) – Our McKenzie Line project area is comprised of approximately 4,300 net acres in McKenzie and southern Williams counties, North Dakota. Our acreage in this project area is primarily operated by Zavanna, LLC, an unaffiliated party. We hold varying working interests in this acreage. As of March 9, 2012, we have participated in the drilling of three wells that are waiting on completion with 1 well currently being drilled.

Eagle Ford Project Area (Southwest Fayette and Northeast Gonzales Counties, Texas)—Our Eagle Ford properties are located principally in southwest Fayette and northeast Gonzales counties of Texas where we are the operator. In southwest Fayette County, we have entered into agreements with an industry partner, which established an area of mutual interest and resulted in a cash receipt of $20 million in 2010 for a 50% undivided interest in our acreage. This agreement provided for our partner to fund 100% of the cost of drilling and completion in the first six wells, in which we retained a 50% interest. The agreement also provides that we are the operator of this project area and allows for additional leasing and an overriding royalty interest to us in certain leases. Our acreage position in the Eagle Ford totaled approximately 23,600 net acres as of March 9, 2012. We have drilled ten wells to date with seven wells currently on production and the remaining three waiting on completion. At present, we have two dedicated rigs under contract and drilling in the project. All of these Eagle Ford producers are from horizontal wells which initially flow without artificial lift and subsequently produce with the aid of gas lift, rod pump or other form of artificial lift. Our net working interests in our Eagle Ford drilling units range from 35% to 55% with an average working interest of approximately 48%. Our initial drilling began in January 2011 and for the quarter ended December 31, 2011, total production net to our interest in the Eagle Ford trend was approximately 176 BOE/day and was approximately 94% oil. Further we believe there are other potentially productive formations across our acreage position in this project area.

Austin Chalk Trend – Given our past and recent successes in the Austin Chalk trend of Texas we are generally working the trend across Texas from the Giddings field, where we have properties in Brazos, Burleson, Fayette, Grimes, Lee, Montgomery and Washington counties to the Brookeland field where we recently acquired properties located in Newton, Jasper, Sabine, Tyler and Polk counties. We intend to expand our Austin Chalk holdings and to further increase our near term and longer term drilling inventory. Much of our acreage is HBP or otherwise held by long-term leases. We believe our holdings across the Austin Chalk trend may provide additional opportunities related to other formations including potentially the Buda, Edwards, Georgetown, Wilcox, Woodbine (Eaglebine) and Yegua formations.

All of these Austin Chalk wells are horizontal producers that initially flow without artificial lift at high rates and subsequently produce through rod pumps, compression, and other production methods.

Giddings Field Project Area (Brazos, Burleson, Fayette, Grimes, Lee, Montgomery and Washington Counties, Texas)—We have an average direct working interest of 36% across our producing properties in this project area. In addition, we are the general partner and own approximately 30% of a limited partnership that has an average 56% working interest with an average 43% net revenue interest in the Giddings field project area. Excluding our southwest Fayette County acreage, our acreage position is approximately 35,000 net acres, with approximately 29,000 net acres held directly and approximately 6,000 net acres held through our interest in a limited partnership. From 2007 to early 2010, when we suspended most of our drilling operations in this project area due to low gas prices, we drilled 16 wells with a 100% success rate. We have an estimated 20 additional Austin Chalk drilling locations and believe the acreage is prospective for the Yegua, Georgetown and other formations. In 2011, we drilled one operated “oily” Chalk well in Grimes County and also participated in another “oily” Chalk well in southwest Fayette County. We anticipate drilling a select number of additional “oily” locations going forward on our southwest Fayette county acreage. For the quarter ended December 31, 2011, total production net to our interest in the Giddings field project area was approximately 1,401 BOE/day and was approximately 73% gas. An additional 806 net BOE/day (89% gas) was attributable to our share of the limited partnership.

Brookeland Field Project Area (Jasper, Newton, Sabine and Tyler Counties, Texas) – We entered the Brookeland Field project area in August 2011 through the acquisition of producing properties and 3,700 net acres in Tyler counties for approximately $11 million. For the quarter ended December 31, 2011, the production from this portion of the field net to our interest was approximately 314 BOE/day and was approximately 77% gas. We further expanded our presence in this project area in February 2012 through the acquisition of additional producing properties and approximately 170,000 net acres in Newton, Jasper and Sabine counties at a cost of $40.4 million. Our working interests in this project area vary but average approximately 72%. This newly acquired property averaged 914 BOE/day of net production in December 2011 being 24% oil, 28% NGLs and 48% residue gas. However, as the effective date of the acquisition was January 1, 2012, we did not include this production or related revenue and cash flow in our Consolidated Statements of Income of the year ended December 31, 2011.

Other Properties – We also operate conventional legacy properties primarily located in Louisiana, Montana/North Dakota, New Mexico and west Texas, and other areas in the Gulf Coast region. For the quarter ended December 31, 2011, all of these properties collectively produce approximately 36% of our total production for the period (72% oil). Many, but not all, of these properties will ultimately become divestiture candidates as we continue our growth in our focus areas. Properties we retain will generally be located near our focus areas and will have upside potential. As we have done with prior divestitures we may only sell shallow rights or unitized zones within these properties and thus retain all or a portion of “deeper mineral rights”, below producing depths, thereby retaining exposure to potentially promising exploratory opportunities. We intend to conduct limited drilling operations on a number of these fields to expand near term production and demonstrate upside potential in order to maximize future divestiture proceeds. The following table indicates our fourth quarter 2011 production rates from these more significant conventional legacy properties.

	Avg. Daily Production—4th Qtr 2011
Conventional/Legacy Property Area	Boe/d	% Oil
Louisiana	754	96%
Montana/North Dakota	508	94%
New Mexico/West Texas	322	67%
Gulf Coast/Other	643	31%

Total	2,227	73%

Title to Properties

It is customary in the oil and gas industry to make a limited review of title to undeveloped oil and gas leases at the time they are acquired. It is also customary to obtain more extensive title examinations prior to the commencement of drilling operations on undeveloped leases or prior to the acquisition of producing oil and gas properties. With respect to the future acquisition of both undeveloped and proved properties, we plan to conduct title examinations on such properties in a manner consistent with industry and banking practices. We have obtained title opinions, title reports or otherwise conducted title investigations covering substantially all of our producing properties and believe we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, overriding royalty interests, and other burdens which we believe do not materially interfere with the use or affect the value of such properties. Our credit facility is secured by substantially all of our oil and gas properties (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

Item 3. Legal Proceedings

We are not party to, nor are any of our properties subject to, any material pending legal proceedings. We know of no material legal proceedings contemplated or threatened against us.

Item 4. Mine Safety Disclosures

Not applicable

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

	High	Low
2011
Fourth Quarter	$30.95	$14.56
Third Quarter	$27.98	$17.61
Second Quarter	$32.37	$20.02
First Quarter	$32.94	$22.51

2010
Fourth Quarter	$23.44	$15.83
Third Quarter	$16.43	$13.01
Second Quarter	$17.87	$13.32
First Quarter	$16.25	$11.29

As of March 9, 2012, there were 504 holders of record of our common stock. We believe that there are also 7,418 additional beneficial owners of our common stock held in “street name.”

Dividend Policy

We have never paid dividends on our common stock and do not intend to pay a dividend in the foreseeable future. Furthermore, our Credit Agreement restricts the payment of cash dividends. The payment of future cash dividends on common stock, if any, will be reviewed periodically by our Board of Directors and will depend upon, among other things, our financial condition, funds available for operations, the amount of anticipated capital and other expenditures, our future business prospects and any restrictions imposed by our present or future bank credit arrangements.

The following information in this Item 5 of this report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares on a cumulative basis changes since December 31, 2006 in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Dow Jones U.S. Oil & Gas Index. Such changes have been measured by dividing (a) sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period. The graph assumes $100 was invested on December 31, 2006 in our common stock, the Standard & Poor’s Composite 500 Index and the Dow Jones U.S. Oil & Gas Index.

	2006	2007	2008	2009	2010	2011
GeoResources, Inc.	$100.00	$140.19	$135.36	$212.77	$345.95	$456.54
Standard & Poors’s Composite 500 Index	$100.00	$103.53	$63.69	$78.62	$88.67	$88.67
Dow Jones U.S. Oil & Gas Index	$100.00	$133.01	$84.12	$96.73	$113.62	$116.26

Item 6. Selected Financial Data

The following selected financial data contained in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

	Year ended December 31
	2011	2010	2009	2008	2007
A. Summary of Operating Data
Production
Oil (Mbls)	1,222	1,060	851	743	392
Natural gas (MMcf)	4,209	4,789	4,944	2,962	1,648
Barrel of oil equivalent (MBOE)	1,924	1,858	1,675	1,236	667
Average realized prices:
Oil (per bbl)	$88.42	$70.33	$61.09	$82.42	$67.20
Natural gas (per Mcf)	$5.36	$5.30	$3.97	$8.12	$6.19
B. Summary of Operations (in thousands, except per share amounts):
Oil and gas revenues	$130,608	$99,913	$71,618	$85,263	$36,518
Total revenues	137,748	107,017	80,998	94,606	40,115
Lease operation and workover expenses	27,434	22,906	21,570	26,432	12,910
Production taxes	8,028	6,589	4,193	7,517	2,880
Depletion and depreciation	27,659	24,686	22,409	16,007	7,507
Pretax earnings	51,242	35,254	14,842	21,291	7,949
Income tax expense	19,991	11,923	5,067	7,769	4,880
Net income	31,251	23,331	9,775	13,522	3,069
Net income attributable to GeoResources, Inc.	31,338	23,331	9,775	13,522	3,069
Net income per share:
Basic	$1.24	$1.18	$0.59	$0.87	$0.25
Diluted	$1.22	$1.16	$0.59	$0.86	$0.25
C. Summary Balance Sheet Data at Year End (in thousands):
Net property, plant and equipment	$378,552	$302,891	$248,386	$181,580	$181,443
Total assets	487,691	359,690	304,297	243,534	240,358
Working capital	36,293	8,292	11,946	11,883	7,371
Long-term debt	—	87,000	69,000	40,000	96,000
Stockholders’ equity	368,311	201,735	174,677	140,995	68,032
D. Adjusted EBITDAX (in thousands) (1):
Net income attributable to GeoResources, Inc.	$31,338	$23,331	$9,775	$13,522	$3,069
(Gain) on sale of property and equipment	(865)	(953)	(1,355)	(4,362)	(49)
Interest and other income	(447)	(1,496)	(990)	(765)	(1,144)
Interest expense	1,909	4,712	4,984	4,820	1,916
Income tax expense	19,991	11,923	5,067	7,769	4,880
Depletion and depreciation	27,659	24,686	22,409	16,007	7,507
Impairment expense	6,043	3,440	2,795	8,339	—
Exploration expense (2)	902	849	1,406	2,592	153
Hedge ineffectiveness	569	(891)	137	(123)	287
(Gain)/ loss on derivative contracts	—	(2)	162	563	—
Non-cash compensation expense	2,115	1,071	1,424	661	553

Adjusted EBITDAX	$89,214	$66,670	$45,814	$49,023	$17,172

(1)	Adjusted EBITDAX is a Non-GAAP measure that differs from the GAAP measure of Net Income. Adjusted EBITDAX is calculated as shown above. Adjusted EBITDAX should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluation of our operating performance.
(2)	Exploration expense for the year ended December 31, 2011 excludes $87,000; which is the non-controlling interest’s portion of exploration expense.

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

Our strategy includes a combination of acquisition, development drilling and exploration activities. Our capital structure and diverse asset portfolio allows us to shift our emphasis among these basic activities to take advantage of changing market conditions and to facilitate profitable growth. The majority of our efforts are currently focused on developing our oil-weighted acreage positions in the Bakken Shale trend of North Dakota and Montana, the Eagle Ford trend of Texas and to a lesser extent the Austin Chalk trend of Texas. In addition, it is essential that, over time, our personnel expand our current projects and/or generate additional projects so we have the potential of economically replacing our production and increasing our proved reserves. Following is a brief outline of our current plans:

•	Accelerating the cost-effective development and exploitation of our existing acreage positions with a focus on our properties in the Bakken, Eagle Ford and Austin Chalk trends;

•

Expanding our acreage positions and drilling inventory in and around our focus areas through acquisitions and farm-in opportunities with an emphasis on operated positions and selective non-operated participations with other capable operators;

•	Generating additional exploration and development projects in and around our focus areas;

•

Selectively divesting of legacy assets to high-grade our property portfolio and to lower corporate wide “per-unit” operating and administrative costs, and focus our attention on our current focus areas and new projects with greater development and exploitation potential;

•	Pursuing value-accretive corporate merger and acquisition opportunities; and

•	Obtain additional capital, as needed, through the issuance of equity securities and/or through debt financing.

While the impact and success of our corporate plans cannot be predicted with accuracy, our goal is to replace production and further increase our reserve base at an acquisition or finding cost that will yield attractive rates of return.

As part of our fundamental business strategy, we intend to pursue selective asset acquisitions and corporate acquisitions and mergers. We believe that asset acquisitions and/or corporate acquisitions or mergers could potentially accelerate growth, increase market visibility and allow us to realize operating and administrative benefits. Accordingly, we intend to consider any such opportunities which may become available that we consider beneficial to our shareholders. The primary financial considerations in the evaluation of any such potential transactions include, but are not limited to: (1) the potential to increase assets and drilling inventory in our focus areas, (2) the opportunity to increase our earnings and cash flow on a per share basis, (3) opportunities for development and/or exploration upside, and (4) potential realization of operating and/or administrative savings. Further, we believe a corporate acquisition could lead to increased visibility in the market place, greater trading volume and therefore greater shareholder liquidity and possibly access to capital with lower costs.

Recent Property Acquisitions and Divestitures

During 2011 and into early 2012 we expanded our reserves and acreage positions through continued leasing efforts, farm-in opportunities and acquisitions.

Most recently, on February 29, 2012, we closed an acquisition of producing wells and acreage in the Austin Chalk trend of east Texas in the Brookeland field area. We acquired varying working interests, with an average of approximately 72%, in producing and productive wells across approximately 170,000 net acres. Estimated total proved reserves associated with the acquisition were 2.5 Mmboe compromised of 24% oil, 28% NGLs and 48% gas (January 1, 2012 management estimates at SEC prices). The properties averaged 914 BOE/day of net production in December 2011 being 24% oil, 28% NGLs and 48% residue gas. Our net acquisition cost was $40.4 million, plus closing adjustments for normal operating activity and other customary purchase price adjustments. We funded this acquisition though borrowings on our credit facility.

On January 20, 2012, we closed an acquisition of unproved leasehold interests in McKenzie County, North Dakota. We acquired approximately 3,700 net acres. Our net acquisition cost was $12.7 million and was funded with working capital and borrowings on our credit facility.

In December 2011, we sold approximately 1,800 net acres in Atascosa County, Texas for $4.6 million. For accounting purposes we used the cost recovery method; under this method proceeds have been recorded in the balance sheet as a reduction to the carrying value of the unproved properties.

In August 2011, we acquired producing oil and gas properties in the Austin Chalk trend of east Texas. We acquired varying working interests in 11 producing and productive wells across 3,700 net acres in Tyler and Polk counties in Texas. Estimated total proved reserves associated with the acquisition were 0.6 Mmboe comprised of 25% oil, 17% NGLs and 58% gas (June 30, 2011, management estimates using forward NYMEX strip prices). Our net acquisition cost was approximately $11 million plus closing adjustments for normal operating activity and other customary purchase price adjustments. We funded the acquisition with working capital.

In November 2010, we purchased an 86.67% membership interest in Trigon Energy Partners LLC (“Trigon”) which held leases in the Eagle Ford shale trend of Texas and recorded a $2.2 million non-controlling interest in our financial statements. The acquisition cost was approximately $11.8 million. In June 2011, our membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. In September 2011, we deconsolidated the non-controlling interest in the financial statements due to a distribution of all of Trigon’s assets to Trigon’s other owners.

In July 2010, we closed an acquisition of producing oil and gas properties in the Giddings field of central Texas. The purchase price was $16.6 million plus closing adjustments for normal operating activity. The acquisition included approximately 9,700 net acres and was funded through borrowings under our credit facility.

In September 2010, we entered into an agreement with an unaffiliated third party to jointly acquire and develop mineral leases in the Eagle Ford trend of Texas. As part of this agreement, we sold a 50% working interest in approximately 20,000 acres for $20 million. For accounting purposes, we use the cost recovery method; under this method proceeds from purchasers are recorded in the balance sheet as a reduction of the carrying value of unproved properties. The purchaser also agreed to pay 100% of the drilling costs for the first six wells to be drilled in a contractually specified area of mutual interests (“AMI”). The agreement also provides for an additional $20 million for additional joint leasing within the AMI ($10 million net to joint owner). Subsequent to the initial closing, we have, along with our joint owner, continued to acquire leases within the AMI pursuant to the terms of the agreement.

Results of Operations

Year ended December 31, 2011, compared to the year ended December 31, 2010.

We realized net income of $31.3 million and $23.3 million for the years ended December 31, 2011, and 2010, respectively. The $8.0 million increase in net income resulted primarily from the following factors.

Net amounts contributing to increase (decrease) in net income (in 000s):
Oil and gas sales	30,695
Lease operating expenses	(3,862)
Production taxes	(1,439)
Exploration expense	(140)
Re-engineering and workovers	(666)
Impairment of oil and gas properties	(2,603)
General & administrative expense (“G&A”)	(4,401)
Depletion, depreciation and amortization expenses (“DD&A”)	(2,973)
Hedge ineffectiveness	(1,460)
Gain / (loss) on derivative contracts	(2)
Gain / (loss) on sale of property	(88)
Interest expense	2,803
Other income	124

Income before income taxes	15,988
Provision for income taxes	(8,068)

Net income	7,920

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Oil and gas revenues increased by $30.7 million, or 31%. Increased commodity prices accounted for $22.3 million of the increase and increased production volumes accounted for the remaining $8.4 million. Production volume growth was driven by increased oil production attributable primarily to new wells drilled in the Bakken trend in 2011, as well as recent acquisitions, partially offset by normal production declines associated with previously existing gas-weighted wells. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Year Ended December 31,
		2011	2010
Oil Production (MBbl)	15%	1,222	1,060
Gas Production (MMcf)	-12%	4,209	4,789
Barrel of Oil Equivalent (MBOE)	4%	1,924	1,858
Average Price Oil Before Hedge Settlements (per Bbl)	31%	$94.21	$72.05
Average Realized Price Oil (per Bbl)	26%	$88.42	$70.33
Average Price Gas Before Hedge Settlements (per Mcf)	2%	$4.15	$4.07
Average Realized Price Gas (per Mcf)	1%	$5.36	$5.30

Lease Operating Expenses – Lease operating expenses (“LOE”) increased from approximately $20.9 million for 2010 to $24.8 million for 2011, an increase of $3.9 million or 18%. Included in lease operating expenses are ad valorem taxes of $1.2 million and $1.3 million for 2011 and 2010, respectively. While the value of our property has increased significantly from year to year we did not have a corresponding increase in ad valorem tax because of a greater weight distribution of properties in jurisdictions with lower rates or no ad valorem taxes. Our lease operating expenditures, excluding ad valorem taxes, increased primarily due to increased production volumes as well as higher costs on a per unit basis; on a unit-of-production basis, LOE costs (excluding ad valorem taxes) increased by $1.65 per BOE to $12.25 per BOE in 2011. The increase in LOE per BOE is primarily due to increased service costs experienced across most of our project areas in 2011 vs. 2010.

Re-engineering and workover—Re-engineering and workover costs increased from $2.0 million to $2.6 million primarily due to major re-engineering and workover programs in 2011 on our Austin Chalk properties as well as certain properties in South Louisiana.

Production Taxes—Production taxes increased by $1.4 million or 22%, due to increased production volumes and revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for 2011 and 2010 were 6.1% and 6.9%, respectively, of oil and gas sales before the effects of hedging. Our severance tax rate decreased from year to year as a result of obtaining exemptions on a number of our Northern Region non-operated properties.

Exploration and Impairment Costs—Our exploration costs were $989,000 for 2011 and $849,000 for 2010. In 2011 and 2010, we incurred $986,000 and 657,000, respectively for geological and geophysical data. We also incurred residual dry hole and other costs during 2011 and 2010 of $3,000 and $192,000, respectively. We recorded non-cash impairment charges of $6.0 million and $3.4 million in 2011 and 2010, respectively, due to the write-down of proved properties. The book value of these properties exceeded our estimate of future undiscounted cash flows as a direct result of the decline in our estimate of future natural gas prices. In both periods, low gas prices adversely affected the value of certain dry gas properties primarily in Oklahoma.

General and Administrative Expenses—During 2011, we were successful in expanding our staffing, particularly in geological and engineering areas with the intent of effectively executing on our drilling programs, expanding our acreage and continuing our growth. Consistent with these goals we have modified our compensation practices to insure we will continue to retain and attract capable employees. Accordingly, G&A costs increased from $9.5 million in 2010 to $13.9 million in 2011, an increase of $4.4 million, or 46%. Cash G&A costs increased by $3.3 million or 40% as a result of increases in salaries and the overall head count as well as other general overhead expenses. Non-cash charges related to stock-based compensation, which are included in general and administrative expenses increased by $1.1 million or 97% as result of additional incentive stock awards granted during 2011.

Depreciation, Depletion and Amortization—DD&A expense increased by $3.0 million or 12% due to higher capitalized costs and increased production in 2011. Capitalized costs increased due to acquisitions of additional property interests and continued successful drilling in the Eagle Ford and the Bakken trends. On a unit-of- production basis, DD&A per BOE increased from $13.29 in 2010 to $14.37 in 2011.

Hedge Ineffectiveness—During 2011 the loss from hedge ineffectiveness was $569,000, compared to a gain of $891,000 for 2010. The ineffectiveness in both 2011 and 2010 primarily related to our gas derivatives accounted for as a cash flow hedges. In 2010 these hedges increased in value and therefore the change in the ineffective portion of these derivatives was a gain. In 2011 the most significant of these gas hedges decreased in value, due to the continued settlement of the hedge, and therefore the change in the ineffective portion of this derivative was a loss.

Interest Expense—Interest expense, inclusive of commitment fees and amortization of deferred financing costs, decreased by $2.8 million or 59% due to lower average debt levels during 2011, compared to 2010. Our average outstanding debt was $4.8 million and $73.6 million during 2011 and 2010, respectively. Substantially all of the interest expense recognized in 2011 represents the amortization of deferred financing costs and the payment of loan fees. The 2010 interest rates reflect the effects of interest swap contract settlements, amortization of deferred financing costs and loan fees. The effective annual interest rate, excluding amortization of deferred financing costs and loan fees, was 2.7% and 4.8% for 2011 and 2010, respectively.

Other Income—Other income increased by $124,000 or 2% in 2011 compared to 2010 primarily due to property operating income increasing by $1.7 million as a result of an increase in the number of operated wells and fees earned on operated wells drilled. This increase was offset by a decrease in severance tax refunds. In 2010, we recognized $1.2 million related to both high cost gas wells in Texas and certain qualifying oil wells in Louisiana, compared to $302,000 in 2011. Our share of partnership income in 2011 also decreased by $481,000 due to lower prices for natural gas.

Income Tax Expense—Income tax expense for 2011 was $20.0 million compared to $11.9 in 2010. Our income tax expense increased due to higher pre-tax earnings. Our effective tax rates for 2011 and 2010 were 39.0% and 33.8%, respectively. The lower rate for 2010 is attributable to statutory deductions for excess depletion and domestic production activities, both of which represent permanent differences between financial statement income and taxable income.

Year ended December 31, 2010, compared to the year ended December 31, 2009.

We realized net income of $23.3 million and $9.8 million for the years ended December 31, 2010, and 2009, respectively. The $13.6 million increase in net income resulted primarily from the following factors.

Net amounts contributing to increase (decrease) in net income (in 000s):
Oil and gas sales	$28,295
Lease operating expenses	(2,181)
Production taxes	(2,396)
Exploration expense	557
Re-engineering and workovers	845
Impairment of oil and gas properties	(645)
General & administrative expense (G&A)	(974)
Depletion, depreciation and amortization expenses (DD&A)	(2,277)
Net interest income (expense)	(176)
Hedge ineffectiveness	1,028
Gain / (loss) on derivative contracts	164
Gain / (loss) on sale of property	(402)
Other income—net	(1,426)

Income before income taxes	20,412
Provision for income taxes	(6,856)

Net income	$13,556

The following discussion applies to the above changes.

Oil and Natural Gas Sales. Oil and gas revenues increased by $28.3 million, or 40%. Increased commodity prices accounted for $16.1 million of the increase and increased production volumes accounted for the remaining $12.2 million. Production volume growth was driven by increased oil production attributable primarily to new wells drilled in the Bakken trend in 2010 as well as recent acquisitions, partially offset by normal production declines associated with previously existing gas-weighted wells. Price and production comparisons are set forth in the following table.

	Percent increase (decrease)	Year Ended December 31,
		2010	2009
Oil Production (MBbl)	25%	1,060	851
Gas Production (MMcf)	-3%	4,789	4,944
Barrel of Oil Equivalent (MBOE)	11%	1,858	1,675
Average Price Oil Before Hedge Settlements (per Bbl)	28%	$72.05	$56.37
Average Realized Price Oil (per Bbl)	15%	$70.33	$61.09
Average Price Gas Before Hedge Settlements (per Mcf)	24%	$4.07	$3.28
Average Realized Price Gas (per Mcf)	34%	$5.30	$3.97

Lease Operating Expenses—Lease operating expenses increased from approximately $18.8 million for 2009 to $20.9 million for 2010, an increase of $2.2 million or 12%. Included in these expenses are ad valorem taxes of $1.3 and $1.1 million for 2010 and 2009, respectively. Our lease operating expenditures, excluding ad valorem taxes have increased primarily due to increased production volumes; on a unit-of-production basis, LOE costs slightly increased by $.06 per BOE from $10.54 to $10.60 per BOE.

Re-engineering and workover—Re-engineering and workover costs decreased from $2.8 million to $2.0 million primarily due to a major re-engineering and workover program concluded in 2009.

Production Taxes—Production taxes increased by $2.4 million or 57%, due to increased production volumes and revenues. The production taxes we pay are generally calculated as a percentage of oil and natural gas sales revenues before the effects of hedging. Our production taxes for 2010 and 2009 were 6.9% and 6.5%, respectively, of oil and gas sales before the effects of hedging.

Exploration and Impairment Costs—Our exploration costs were $849,000 for 2010 and $1.4 million for 2009. We incurred residual costs of $192,000 during 2010 on an exploratory well deemed to be a dry hole prior to December 31, 2009. The remaining $657,000 of these costs were geological and geophysical costs. In 2009, we incurred $1.3 million for geological and geophysical data and incurred dry hole and other costs of $83,000. We recorded non-cash impairments charges of $3.4 million and $2.8 million in 2010 and 2009, respectively, due to the write-down of proved properties. The book value of these properties exceeded our estimate of future undiscounted cash flows as a direct result of the decline in our estimate of future natural gas prices.

General and Administrative Expenses—Our G&A costs increased from $8.5 million in 2009 to $9.5 million in 2010, an increase of $1.0 million, or 11% as a result of increases in salaries and other overhead expenses offset by a decrease in non-cash charges related to our stock-based compensation.

Depreciation, Depletion and Amortization—DD&A expense increased by $2.3 million or 10% due to higher capitalized costs and higher production. Capitalized costs increased due to acquisitions of additional property interests in both the Giddings field and Bakken shale trend and continued successful drilling in the Bakken. On a units-of- production basis, DD&A per BOE decreased slightly from $13.38 in 2009 to $13.29 in 2010.

Interest Income and Expense—Interest expense decreased by $272,000 due to capitalized interest. We capitalized interest of $234,000 in 2010 and none in 2009. Our average outstanding debt was $73.6 million and $74.2 million during 2010 and 2009, respectively. . The effective annual interest rate, excluding amortization of deferred financing costs and loan fees, was 4.8% and 5.4% for 2010 and 2009, respectively. The interest rates reflect the effects of interest swap contract settlements. Interest income decreased by $448,000 during 2010 compared to 2009 due to $415,000 of interest earned on severance tax refunds in 2009 and none in 2010.

Hedge Ineffectiveness—During 2010 the gain from hedge ineffectiveness was $891,000, compared to a loss of $137,000 for 2009. The ineffectiveness in 2010 relates to our gas derivatives accounted for as a cash flow hedges, which increased in value. The change in the ineffective portion of these derivatives was a gain. During 2009, our derivatives accounted for as cash flow hedges decreased in value; therefore, the change in the ineffective portion of these derivatives was a loss.

Loss on Derivative Contracts—In December, 2008, we split up a $50 million notional value interest rate swap that was previously accounted for as a cash flow hedge. The swap was split up into a $10 million swap and $40 million notional amount swap. We continued hedge accounting for the $40 million swap and accounted for the $10 million swap as a trading security. These swap contracts expired in October 2010. We recognized gains of $2,000 in 2010 and losses of $162,000 in 2009.

Other Income—Other income decreased by $1.4 million in 2010 compared to 2009 due to a decreases in partnership income and partnership management fees, offset by an increase in severance tax refunds. During 2010, we recorded partnership income of $2.2 million and during 2009 we recorded $4.3 million. The 2009 partnership income included $1.3 million of gains on sales of properties to the general partner and $1.3 million of refunds on severance taxes for which the state of Texas granted exemptions. These decreases in partnership income were partially offset by our increased share of revenues and expenses from the partnership. As a result of the property sales, our interest in revenues and expenses from most of the properties in SBE Partners, LP increased from 2% to 30% during the second quarter of 2009. While we expect partnership income to continue to be significant due to our increased interest in SBE Partners we do not expect the partnership to record significant gains similar to those in 2009 on property sales in the future. Since the partnership, subsequent to the sale, holds a smaller interest in its properties, our partnership management fee decreased by $457,000. During 2009 we recorded severance tax refunds of $571,000 on qualifying high cost gas wells in Texas. During 2010 we recorded severance tax refunds of $1.2 million related to both high cost gas wells in Texas and certain qualifying oil wells in Louisiana.

Income Tax Expense—Income tax expense for 2010 was $11.9 million compared to $5.1 million for 2009. Our income tax expense increased due to higher pre-tax earnings. Our effective tax rate for 2010 and 2009 were 33.8% and 34.1%, respectively. The lower rate for 2010 is attributable to statutory deductions for excess depletion and domestic production activities, both of which represent permanent differences between financial statement income and taxable income.

Hedging Activities

We seek to reduce our sensitivity to oil and gas price volatility and secure favorable debt financing terms by entering into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. We believe our hedging strategy should result in greater predictability of internally generated funds, which in turn can be dedicated to capital development projects and corporate obligations. The following is a summary of our current oil and gas hedge contracts as of March 9, 2012.

	Total Annual Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2012	120,000		$86.85
2012	120,000		$87.22
2012	60,000		$99.55
2012	120,000		$103.95
2012	60,000		$105.00
2012	60,000		$107.30
2012	100,000		$108.45
2013	60,000		$97.60
2013	60,000		$100.70
2013	120,000		$101.85
2013	120,000		$105.55

Costless collars contracts:
2012	120,000	$85.00	$110.00

Natural Gas Contracts (Mmbtu)
Swap contracts:
2012	220,000		$2.925
2012	150,000		$6.450
2012	450,000		$6.415
2012	900,000		$4.850
2013	240,000		$3.560
2013	225,000		$4.850

The fair market value of our gas hedge contracts in place at December 31, 2011 and 2010, were assets of $3.7 million and $5.1 million, respectively, of which $3.4 million and $4.3 million were classified as current assets, respectively. The fair market value of our oil hedge contracts in place at December 31, 2011 and 2010 were net liabilities of $1.7 million and $9.1 million, respectively. At December 31, 2011 the net fair market value liability was made up of a current asset of $583,000 and a long-term asset of $647,000 offset by a current liability of $2.9 million. Approximately $7.4 million of the December 31, 2010 liability was classified as current liability and $1.7 million was classified as a long-term liability. For the year ended December 31, 2011, we recognized, in oil and gas revenues, realized cash settlement losses on commodity derivative of $2.0 million. For the year ended December 31, 2010 and 2009, we recognized, in oil and gas revenues, realized cash settlement gains on commodity derivatives of $4.1 million and $7.4 million, respectively. During 2011 and 2009, we recognized non-cash losses due to hedge ineffectiveness of $569,000 and $137,000, respectively. We recognized a non-cash gain of $891,000 due to hedge ineffectiveness on hedge contracts during 2010.

Based on the estimated fair market value of our derivatives, designated as hedges at December 31, 2011, we expect to reclassify net gains on commodity derivatives of $1.1 million into earnings from accumulated other comprehensive income (loss) during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

At December 31, 2011, a 10% increase in per unit commodity prices would cause the net fair value asset of our commodity derivative financial instruments to change to a net liability of approximately $1 million to $3 million due to an estimated decrease of $3 million to $5 million. A 10% decrease in per unit commodity prices would cause the net fair value asset to increase by $6 million to $8 million. There would also be a similar increase or decrease in other comprehensive income (loss) included in total equity in the balance sheet. Since we have designated all of our commodity derivative instruments as cash flow hedges and therefore the change in market value of the effective portion of the hedge is included in other comprehensive income, a 10% change in fair value would not have a significant effect on our net income.

Additionally, should commodity prices increase in the future periods by 10%, our realized settlement losses on commodity derivatives, which are included in oil and gas revenues, would increase by approximately $3 million in 2012. If commodity prices decrease in the future by 10%, our realized settlement losses on commodity hedges would decrease by $5 million in 2012.

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

Commitments and Contingencies

We have the following contractual obligations and commitments as of December 31, 2011:

	Long-term Debt (1)	Commodity Derivatives (2)	Payments Due by Year (in thousands) Operating Leases	Asset Retirement Obligations (3)	Drilling Rig Contracts (4)
2012	$—	$2,890	$409	$107	$17,517
2013	—	—	417	50	10,071
2014	—	—	426	14	10,071
2015	—	—	267	—	2,937
2016	—	—	21	—	—
Thereafter	—	—	—	38,174	—

	$—	$2,890	$1,540	$38,345	$40,596

(1)	There was no long-term debt outstanding under our Credit Agreement at December 31, 2011. This table does not include future commitment fees, interest expense or other fees because the Credit Agreement is a floating rate instrument, and we cannot determine with accuracy the timing of future loans, advances, repayments or future interest rates to be charged.
(2)	Represents the estimated future payments under our oil and natural gas derivative contracts based on the future market prices as of December 31, 2011. These amounts will change as oil and natural gas commodity prices change. The estimated fair market value of all of our oil and natural gas commodity derivatives at December 31, 2011, was a net asset of $2.0 million.
(3)	Represents the estimates of future asset retirement obligations on an undiscounted basis. The discounted present value of the asset retirement obligations at December 31, 2011 is $7.9 million.
(4)	We currently have one drilling rig under a long-term contract. This rig will be used in the Bakken trend in our Williams County, North Dakota and/or eastern Montana project areas. As of December 31, 2011, early termination of the contract would require termination penalties of $19.4 million in lieu of paying the remaining drilling commitments of $30.2 million. We also have two additional drillings rigs, a completion/workover rig and a piece of equipment used in the fracturing process in the same project areas under short-term contracts that renew semi-annually or annually. Since these are short-term contracts they do not have early termination penalties.

Capital, Operating and Administrative Costs

On an ongoing basis, we focus on cost-containment efforts related to capital, operating and administrative costs. The demand for equipment, services and personnel in our industry is significant, particularly in our focus areas. In spite of the pressures on cost resulting from such demand we have generally been able to achieve cost reductions in our drilling and completion operations in our focus areas, largely due to efficiency and logistical improvements resulting from pad drilling, efficiencies associated with running multiple rigs, and other initiatives. We believe that as our production increases in our focus areas we will reduce per unit operating expenses through various means, including but not limited to, increasing Company employed (rather than third-party employed) operating personnel and installation of salt-water disposal facilities, among other means. We must continue to attract and retain competent management, technical, operating and administrative personnel to successfully pursue our business strategy. Our industry has experienced a shortage of such personnel over the past few years, and we expect this shortage to continue as long as oil prices and demand for services in our key operating areas remain at high levels.

Liquidity and Capital Resources

We expect to finance future acquisition, development and exploration activities through available working capital, cash flows from operating activities, our credit facility, sale of non-strategic assets, various means of corporate and project finance and possibly through issuance of additional debt and or/equity securities. In addition, we may continue to partially finance our drilling activities through the sale of participations to industry or institutional partners on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate capital costs. Financing activities during 2011 resulted in an $87 million decrease in our debt with no outstanding indebtedness as of December 31, 2011. In January 2011, we completed a public offering of common stock and used a portion of the $122.5 million net proceeds to repay our outstanding balance of $87 million on our credit facility. Financing activities during 2010 resulted in a net increase in our debt of $18 million from the outstanding debt of $69 million at December 31, 2009. We borrowed $38 million to fund the acquisitions of producing properties and acreage in our Bakken and Eagle Ford areas and made principal debt payments of $20 million. Financing activities during 2009 resulted in a net increase in debt of $29 million from the outstanding debt of $40 million at December 31, 2008. During the second quarter of 2009, we borrowed an additional $64 million to fund the SBE Partners and Bakken acquisitions discussed above. During the fourth quarter of 2009, we completed a public offering of common stock and repaid $35 million in debt using the $33 million net proceeds from the stock issuance plus $2 million in cash flows from operations.

	December 31,
	2011	2010	2009
		(Millions)
Balances outstanding, beginning of year	$87.0	$69.0	$40.0
Borrowings	—	38.0	64.0
Repayments of debt	(87.0)	(20.0)	(35.0)

Balances outstanding, end of year	$—	$87.0	$69.0

Issuance of common stock	$122.5	$—	$33.1

In February 2012, we borrowed $60 million under our credit facility. These proceeds were principally used to fund the two property acquisitions that closed at the end of January and February 2012.

Senior Secured Revolving Credit Facility

At December 31, 2011, we had a $180 million borrowing base, with available borrowing capacity of $180 million in accordance with our Credit Agreement. The borrowing base is reviewed and redetermined in May and November of each year.

Shelf Registration Statement

We have on file with the SEC a shelf registration statement to allow us to offer up to $500 million in common stock, preferred stock, debt securities, warrants and depository shares or any combination of such securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement at the time of such offering.

Cash Flows From Operating Activities

For 2011, net cash provided by operating activities was $96.3 million, an increase of $36.8 million from 2010. We believe that we have sufficient liquidity and capital resources to execute our business plans over the next twelve months and for the foreseeable future. We expect to fund our planned capital program through our existing credit facility, working capital and projected cash flows. In 2010 as compared to 2009, net cash provided by operating activities increased by $35.5 million. These year-over-year increases were directly attributable to increases in commodity prices and production.

Cash Flows From Investing Activities

Cash applied to oil and gas capital expenditures was $111.2 million in 2011, $82.0 million in 2010, and $89.4 million in 2009. In 2011, 2010 and 2009, we realized cash of $442,000, $1.0 million, and $2.0 million, respectively, from the sale of non-core properties. During 2011, we completed one acquisition of producing oil and gas properties for a cost of $11.0 million. During 2010, we completed one acquisition of producing oil and gas properties for a cost of $16.6 million, which was financed with borrowings under our credit facility. During 2009, we completed two acquisitions of producing oil and gas properties for a combined cost of $56.7 million.

Capital Expenditures Budget

We continue to expand our portfolio of drilling and development projects and therefore have increased our projected drilling and development expenditures. As summarized below, our current expectation is for the 2012 capital budget (including January/February 2012 acquisitions closed) to be between approximately $247 million and $325 million. Actual 2012 capital expenditures incurred will depend on many of the risk factors identified in “Item 1A Risk Factors” of this report and on how quickly we expand to three or four drilling rigs in both the Eagle Ford and the Bakken trends. The table below illustrates the components of the 2012 budget, as presently contemplated. A benefit of our property portfolio is that it consists of relatively new acreage positions and therefore we generally have two to four years to drill the bulk of our undeveloped leases. In addition, many of our drilling opportunities, including the bulk of our gas drilling locations, are “held by production” or long term leases and therefore not subject to lease expiration or significant future incremental carrying costs. Accordingly, we have a substantial ability to adjust our capital spending as industry circumstances dictate or as opportunities arise.

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

While industry circumstances may require us to make capital expenditure adjustments, our capital budget reflects our current intent to develop our Bakken and Eagle Ford positions and further expand our acreage. To a lesser extent, we intend to drill certain locations in the Austin Chalk and certain of our prospects on conventional properties, but those projects could be deferred in favor of increased activity in these other areas or so long as low natural gas prices prevail. Recent success within our Eagle Ford acreage block in Fayette County, Texas may allow us to establish a secondary Austin Chalk development program in our Eagle Ford area where the Austin Chalk is more oily.

The projects, estimated costs and timing of actual expenditures seen below are subject to significant change as we continue to technically and economically evaluate existing and alternative projects, as we further expand our property portfolio, and as industry conditions dictate. There can be no assurance that all of the projects identified and summarized in the table below will remain economically viable and therefore certain projects may be sold or deferred by us to redeploy capital elsewhere. However, in the opinion of management, at present, we have sufficient cash flows and liquidity to fulfill lease obligations or otherwise maintain all of our material mineral leases. Our current estimate of capital expenditures for 2012 is as follows:

2012 Capital Expenditure Guidance			($ in millions)
	Low	High	Notes
Bakken (Williams County Project Area)	$45	$58	20-24 gross wells at $7.5-$8.0MM (30% WI)
Bakken (Eastern Montana Project Area)	10	18	3-5 gross wells at $7.5-$8.0MM (45% WI)
Bakken (Mountrail Project Area)	19	28	46-60 gross wells at $5.5-$8.5 MM (65% WI)
Bakken (McKenzie Line Project Area)	6	8	6-8 gross wells at $9.5-$10.5MM (10% WI)
Eagle Ford	73	98	20-24 gross wells at $8.0-$9.00MM (46% WI)
Austin Chalk	3	7	2-4 gross wells at $2.8-$3.3MM (50% WI)
Other Drilling	10	14	Other

Total Drilling Capital Expenditures	$166	$231

Acreage and Seismic	25	35	Bakken and Eagle Ford Primarily
Infrastructure and Other	3	6	Saltwater disposal, etc.

Total Capital Expenditure Excl. Acquisitions	$194	$272

1Q 2012 Acquisitions (Bakken and Chalk)	53	53	McKenzie Line & Brookeland Acquisitions
Total Capital Expenditures	$247	$325

NOTE: The data in the “High” column above is based on well cost assumptions using figures we previously experienced early on in our drilling activities in these areas. Our goal is to reduce well costs below the amounts indicated above. See the “Low” column. Management believes that Bakken well costs of $7.5 million and Eagle Ford wells costs of $8.0 million are attainable under current market conditions.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas operations. Under this method, costs to acquire oil and gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells, geological, geophysical as well as cost of carrying and retaining unproved properties are charged to operations as incurred. Depreciation, depletion and amortization (“DD&A”) of the capitalized costs associated with proved oil and gas properties is computed using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively, as estimated by our independent petroleum engineers. Oil and gas properties are periodically assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. Long-lived assets committed by management for disposal are accounted for at the lower of cost or fair value, less transaction costs. All of our properties are located within the continental United States and the Gulf of Mexico.

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

Our proved reserves information included in this report is based on estimates prepared by our independent petroleum engineers, Cawley, Gillespie & Associates, Inc. The independent petroleum engineers evaluated 100% of our estimated proved reserve quantities and their related future net cash flows as of January 1, 2012. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. We make revisions to reserve estimates throughout the year as additional information becomes available. We make changes to depletion rates, impairment calculations, and asset retirement obligations in the same period that changes to reserve estimates are made.

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

Impairment of Oil and Gas Properties

We review the value of our oil and gas properties whenever management determines that events and circumstances relating to the significant deterioration in the future cash flow expected to be generated by an asset group indicate that the recorded carrying value of the properties may not be recoverable. This process is performed no less frequently than at the end of each annual reporting period. Impairments of producing properties are determined by comparing the pretax future net undiscounted cash flows to the net capitalized costs at the end of each period. If the net capitalized costs exceeds undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined based on comparable market data or expected future cash flows using discounted rates commensurate with the risks involved, using prices and costs consistent with those used for internal decision making relative to acquisitions and divestitures. During 2011, we recorded impairments and wrote down the carrying values of certain oil and gas properties in the amount of $6 million on proved properties during the fourth quarter. These impairments are described in “Note A – Organization and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report. Different pricing assumptions or discount rates could result in a different calculation of impairment. The significant assumptions used in the current period’s calculation are described in “Note G – Fair Value Disclosures” in the Notes to the Consolidated Financial Statements in Part II, Item 8 in this report. We provide for impairments on significant undeveloped properties when we determine that the property will not be developed or a permanent impairment in value has occurred.

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

Income Taxes and Uncertain Tax Positions

We record deferred tax assets and liabilities to account for the expected future tax consequences of events that are recognized in our financial statements and our tax returns in different periods. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices).

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

Accounting for Business Combinations

Our business has grown through acquisitions, and our business strategy is to continue to pursue acquisitions as opportunities arise. We have accounted for all of our business combinations to date using the purchase method.

Under the purchase method of accounting, a business combination is accounted for at a purchase price based upon the fair value of the net assets received. The assets, liabilities and non-controlling interests acquired are measured at their fair value including the recognition of acquisition-related costs and anticipated restructuring costs that are separate from the acquired net assets. The purchase price is allocated to the assets and liabilities based upon these fair values. The excess of the cost of an acquired entity, if any, over the net amounts assigned to the fair value of assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquired entity, if any, is recognized immediately to earnings as a gain from bargain purchase. Certain contingent assets acquired and liabilities assumed in a business combination are recognized at fair value on the acquisition date if we can reasonably estimate a fair value during the measurement period.

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

The following is a list of contracts outstanding at December 31, 2011:

Transaction Date	Transaction Type	Beginning	Ending	Price Per Unit	Remaining Annual Volumes	Fair Value Outstanding as of December 31, 2011
						(in thousands)
Natural Gas
December-09	Swap	04/01/11	03/31/12	$6.450	150,000 Mmbtu	490
December-09	Swap	04/01/12	12/31/12	$6.415	450,000 Mmbtu	1,449
January-11	Swap	01/01/12	03/31/13	4.85	1,125,000 Mmbtu	1,735

						3,674
Crude Oil
August-10	Swap	01/01/12	12/31/12	$86.85	120,000 Bbls	(1,445)
October-10	Swap	01/01/12	12/31/12	$87.22	120,000 Bbls	(1,401)
January-11	Collar	01/01/12	12/31/12	$85.00 - $110.00	120,000 Bbls	(30)
March-11	Swap	01/01/12	12/31/12	$103.95	120,000 Bbls	584
March-11	Swap	01/01/13	12/31/13	$101.85	120,000 Bbls	647
November-11	Swap	01/01/12	12/31/12	$105.00	60,000 Bbls	(14)

						(1,659)

						$2,015

Interest rates. We are exposed to financial risk from changes in future interest rates to the extent that we incur future indebtedness. As of December 31, 2011, we did not have any outstanding indebtedness under our Credit Agreement, which matures in November 2016. The credit facility provides for a variable interest rate. In the event interest rates rise significantly, and we incur future indebtedness without mitigating or fixing future interest rates, our interest expense will increase in accordance with any future borrowings and at rates in effect at the time of those borrowings.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Supplementary Information” in Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, our Chief Executive Officer, Chief Financial Officer and other members of management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely discussion regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The management of GeoResources, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements of external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Attestation Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of GeoResources, Inc.:

We have audited GeoResources, Inc.’s (a Colorado corporation) and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoResources, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GeoResources, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, GeoResources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoResources, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 13, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Houston, Texas

March 13, 2012

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in our definitive proxy material under the heading “Election of Directors” and “Board of Directors” to be filed with the SEC within 120 days after December 31, 2011.

Item 11. Executive Compensation

The information required by this item is included in our definitive proxy material under the heading “Executive Compensation and Other Transactions” to be filed with the SEC within 120 days after December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in our definitive proxy material under the heading “Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” and “Equity Compensation Plan Information” to be filed with the SEC within 120 days after December 31, 2011.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is included in our definitive proxy material under the heading “Certain Relationships and Related Transactions and Director Independence” to be filed with the SEC within 120 days after December 31, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in our definitive proxy material under the heading “Independent Registered Public Accountants” to be filed with the SEC within 120 days after December 31, 2011.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Index for the Form 10-K for the year ended December 31, 2011
			Incorporated by Reference			Filed
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Here with	Furnished Herewith
3.1	Amended and Restated Articles of Incorporation as amended April 17, 2007 and November 6, 2007.	10-QSB	000-08041	3.1	5/13/2008

3.2	Bylaws, as amended March 2, 2004.	10-KSB	000-08041	3.2	3/30/2004

10.1	Agreement and Plan of Merger dated September 14, 2006 and as amended February 16, 2007, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC.	Def. Proxy Statement	000-08041	Annex A	2/23/2007

10.2	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202.	10-QSB	000-08041	10.26	8/14/2007

10.3	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001.	10-QSB	000-08041	10.27	8/14/2007

10.4	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002.	10-QSB	000-08041	10.28	8/14/2007

10.5	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004.	10-QSB	000-08041	10.29	8/14/2007

10.6	Form of Purchase Agreement.	8-K	000-08041	10.33	6/11/2008

10.7	Form of Warrant.	8-K	000-08041	10.34	6/11/2008

10.8	Form of Registration Rights Agreement.	8-K	000-08041	10.35	6/11/2008

10.9	Agreement of Limited Partnership for OKLA Energy Partners LP dated May 20, 2008.	10-Q	000-08041	10.37	8/11/2008

10.10	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008.	10-Q	000-08041	10.38	11/12/2008

10.11	Purchase and Sale Agreement between SBE Partners LP and Catena Oil and Gas LLC, dated May 29, 2009.	10-Q	000-08041	10.39	8/6/2009

10.12	Consent and Amendment No. 1 to Agreement of Limited Partnership of SBE Partners LP as of May 29, 2009.	10-Q	000-08041	10.40	8/6/2009

10.13	Second Amended and Restated Credit Agreement between the Registrant and Wachovia Bank, National Association as Administrative Agent dated July 13, 2009.	10-Q	000-08041	10.41	11/5/2009

10.14	Consent, Distribution Agreement, and Amendment No. 2 to Agreement of Limited Partnership of SBE Partners LP, dated August 31, 2009.	10-Q	000-08041	10.42	11/5/2009

10.15	First Amendment to Lease by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, Limited Partnership for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated January 29, 2010.	10-K	000-08041	10.43	3/12/2010

10.16	Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010.	10-Q	000-08041	10.44	8/6/2010

10.17	Amendment to Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010.	10-Q	000-08041	10.45	8/6/2010

10.18	Purchase and Sale Agreement dated June 25, 2010, by and among Hop-Mar Energy, L.P., Sydri Energy Investments I, Ltd., Snyder Energy Investments, Ltd., Woodbine Energy Partners, L.P. and Southern Bay Energy, LLC.	10-Q	000-08041	10.46	11/5/2010

10.19	Participation Agreement-Eagle Ford Project entered into September 29, 2010 between Southern Bay Energy, LLC, Southern Bay Operating, LLC and Ramshorn Investments, Inc.	10-Q	000-08041	10.47	11/5/2010

10.20	Amended and Restated Limited Liability Company Agreement of Trigon Energy Partners LLC dated October 30, 2010.	10-K	000-08041	10.48	3/11/2011

10.21	Lease Acquisition and Development Agreement By and Between Trigon Energy Partners LLC and CEU Eagle Ford, LLC, dated May 4, 2010.	10-K	000-08041	10.49	3/11/2011

10.22	Exploration and Development Agreement with Area of Mutual Interest between Slawson Exploration Company, Inc. and G3 Operating, LLC (as successor-in-interest to Chandler Energy, LLC) dated January 1, 2007. [Confidential treatment has been granted with respect to a portion of this Agreement.]	10-K	000-08041	10.50	3/11/2011

10.23*	Amended and Restated 2004 Employees’ Stock Incentive Plan.	S-8	333-175697	4.3	7/21/2011

10.24*	Form of Restricted Stock Unit Agreement.	S-8	333-175697	4.4	7/21/2011

10.25*	Form of Stock Option Agreement.	S-8	333-175697	4.5	7/21/2011

10.26	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association as Administrative Agent dated November 9, 2011.	8-K	000-08041	10.51	11/15/2011

14.1	Code of Business Conduct and Ethics adopted March 2, 2004.	10-KSB	000-08041	14.1	3/30/2004

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Grant Thornton LLP (for GeoResources, Inc.).					X

23.2	Consent of Grant Thornton LLP (for SBE Partners LP).					X

23.3	Consent of Cawley, Gillespie & Associates, Inc.					X

24.1	Power of Attorney. (included on the signature page hereof)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2011, 2010 and 2009.					X

99.2	Report of Cawley, Gillespie & Associates, Inc. dated February 27, 2012.					X

101.INS	INS XBRL Instance Document.						X

101.SCH	SCH XBRL Schema Document.						X

101.CAL	CAL XBRL Calculation Linkbase Document.						X

101.DEF	DEF XBRL Definition Linkbase Document.						X

101.LAB	LAB XBRL Label Linkbase Document.						X

101.PRE	PRE XBRL Presentation Linkbase Document.						X

*	Management compensatory plan.

GEORESOURCES, INC. and SUBSIDIARIES

Index to Consolidated Financial Statements and Supplementary Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GeoResources, Inc.:

We have audited the accompanying consolidated balance sheets of GeoResources, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoResources, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoResources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion that GeoResources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

/s/ Grant Thornton LLP

Houston, Texas

March 13, 2012

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS

Current assets:

Cash	$39,144	$9,370
Accounts receivable
Oil and gas revenues	26,485	17,627
Joint interest billings and other, less allowance for doubtful accounts of $609 and $370, respectively	21,328	16,021
Affiliated partnerships	371	969
Notes receivable	545	120
Derivative financial instruments	4,037	4,282
Income taxes receivable	7,753	222
Prepaid expenses and other	3,681	2,645

Total current assets	103,344	51,256

Oil and gas properties, successful efforts method:

Proved properties	428,871	341,582
Unproved properties	44,613	32,403
Office and other equipment	1,675	1,140
Land	146	146

	475,305	375,271

Less accumulated depreciation, depletion and amortization	(96,753)	(72,380)

Net property and equipment	378,552	302,891

Equity in oil and gas limited partnerships	2,240	2,272

Derivative financial instruments	868	851

Deferred financing costs and other	2,687	2,420

	$487,691	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$25,483	$14,616
Accounts payable to affiliated partnerships	3,597	2,931
Revenue and royalties payable	17,043	12,450
Drilling advances	12,965	4,203
Accrued expenses	5,073	1,331
Derivative financial instruments	2,890	7,433

Total current liabilities	67,051	42,964

Long-term debt	—	87,000

Deferred income taxes	44,389	19,289

Asset retirement obligations	7,940	7,052

Derivative financial instruments	—	1,650

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 100,000,000 shares; issued and outstanding: 25,595,930 shares in 2011 and 19,726,566 in 2010	256	197
Additional paid-in capital	281,515	148,172
Accumulated other comprehensive income (loss)	1,069	(3,000)
Retained earnings	85,471	54,133

Total GeoResources, Inc. stockholders’ equity	368,311	199,502
Noncontrolling interest	—	2,233

Total equity	368,311	201,735

	$487,691	$359,690

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Oil and gas revenues	$130,608	$99,913	$71,618
Partnership management fees	507	550	1,007
Property operating income	3,562	1,865	1,710
Gain on sale of property and equipment	865	953	1,355
Partnership income	1,759	2,240	4,318
Interest and other	447	1,496	990

Total revenue	137,748	107,017	80,998

Expenses:
Lease operating expense	24,806	20,944	18,763
Production taxes	8,028	6,589	4,193
Re-engineering and workovers	2,628	1,962	2,807
Exploration expense	989	849	1,406
Impairment of oil and gas properties	6,043	3,440	2,795
General and administrative expense	13,875	9,474	8,500
Depreciation, depletion and amortization	27,659	24,686	22,409
Hedge ineffectiveness	569	(891)	137
(Gain) / loss on derivative contracts	—	(2)	162
Interest	1,909	4,712	4,984

Total expense	86,506	71,763	66,156

Income before income taxes	51,242	35,254	14,842

Income tax expense (benefit):
Current	(2,644)	8,861	412
Deferred	22,635	3,062	4,655

	19,991	11,923	5,067

Net income	31,251	$23,331	$9,775

Less: Net loss attributable to noncontrolling interest	(87)	—	—

Net income attributable to GeoResources, Inc.	$31,338	$23,331	$9,775

Net income per share (basic)	$1.24	$1.18	$0.59

Net income per share (diluted)	$1.22	$1.16	$0.59

Weighted average shares outstanding:
Basic	25,171,896	19,720,652	16,532,003

Diluted	25,598,770	20,142,297	16,559,431

The accompanying notes are an integral part of these statements

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY and COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Par value	Capital	Earnings	Income (Loss)	Interest
Balance, January 1, 2009	16,241,717	$162	$112,523	$21,027	$7,283	$—	$140,995

Issuance of common stock
For cash, net of issuance costs of $2,136	3,450,000	35	33,019				33,054
For services	13,645	—	59				59
Comprehensive income:
Net income				9,775			9,775
Change in fair market value of hedged positions, net of taxes of $4,357					(7,123)		(7,123)
Hedging gains realized in income, net of taxes of $2,388					(3,448)		(3,448)

Total comprehensive loss							(796)

Equity based compensation expense			1,365				1,365

Balance, December 31, 2009	19,705,362	197	146,966	30,802	(3,288)	—	174,677

Exercise of employee stock options
Cash exercises	13,150	—	135				135
Cashless exercises	8,054	—	2				2
Comprehensive income:
Net income				23,331			23,331
Change in fair market value of hedged positions, net of taxes of $1,488					2,024		2,024
Hedging gains realized in income, net of taxes of $1,048					(1,736)		(1,736)

Total comprehensive income							23,619

Purchase of Trigon LLC						2,233	2,233

Equity based compensation expense			1,069				1,069

Balance, December 31, 2010	19,726,566	197	148,172	54,133	(3,000)	2,233	201,735

Issuance of common stock
For cash, net of issuance costs of $6,889	5,175,000	52	122,434				122,486

Exercise of employee stock options
Cash exercises	694,364	7	6,263				6,270
Excess tax benefit from share-based compensation			2,531				2,531
Comprehensive income:
Net income				31,338		(87)	31,251
Change in fair market value of hedged positions, net of taxes of $1,705					2,833		2,833
Hedging losses realized in income, net of taxes of $760					1,236		1,236

Total comprehensive income							35,320

Equity based compensation expense			2,115				2,115

Deconsolidation of noncontrolling interest						(2,146)	(2,146)

Balance, December 31, 2011	25,595,930	$256	$281,515	$85,471	$1,069	$—	$368,311

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$31,251	$23,331	$9,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,659	24,686	22,409
Proved property impairments	6,043	3,440	2,795
Gain on sale of property and equipment	(865)	(953)	(1,355)
Provision for doubtful accounts	300	—	312
Accretion of asset retirement obligations	444	405	368
Settlement of asset retirement obligations	(213)	—	—
Unrealized (gain) loss on derivative contracts	—	(325)	(238)
Amortization of loss on cancelled hedges	—	—	482
Hedge ineffectiveness (gain) loss	569	(891)	137
Partnership income	(1,759)	(2,240)	(4,318)
Partnership distributions	1,791	3,500	2,406
Deferred income taxes	22,635	3,062	4,655
Non-cash compensation	2,115	1,071	1,424
Excess tax benefit from share-based compensation	(2,531)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(19,036)	(499)	(7,960)
Decrease (increase) in prepaid expense and other	(1,472)	707	(1,116)
Increase (decrease) in revenues and royalties payable	4,801	(1,478)	2,227
Increase (decrease) in accounts payable and accrued expense	24,607	5,715	(7,959)

Net cash provided by operating activities	96,339	59,531	24,044
Cash flows from investing activities:
Proceeds from sale of property and equipment	442	1,018	1,991
Additions to property and equipment, net of cost recoveries of $4,555 in 2011, $40,230 in 2010, and none in 2009	(111,294)	(70,126)	(89,396)
Purchase of Trigon Energy Partners, LLC	—	(11,848)	—

Net cash used in investing activities	(110,852)	(80,956)	(87,405)
Cash flows from financing activities:
Proceeds from stock options exercised	6,270	135	—
Issuance of common stock	122,486	—	33,054
Excess tax benefit from share-based compensation	2,531	—	—
Issuance of long-term debt	—	38,000	64,000
Reduction of long-term debt	(87,000)	(20,000)	(35,000)

Net cash provided by (used in) financing activities	44,287	18,135	62,054

Net increase (decrease) in cash and cash equivalents	29,774	(3,290)	(1,307)
Cash and cash equivalents at beginning of period	9,370	12,660	13,967

Cash and cash equivalents at end of period	$39,144	$9,370	$12,660

Supplementary information:
Interest paid	$909	$3,958	$4,064
Income taxes paid	$2,502	$8,629	$664

Stock issue for services	—	$2	$59

The accompanying notes are an integral part of these statements.

GEORESOURCES, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A: Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

GeoResources, Inc. (“GeoResources” or the “Company”) operates a single business segment involving the acquisition, development and production of, and exploration for, crude oil, natural gas and related products primarily in Texas, North Dakota, Louisiana, Oklahoma, and Montana.

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method is used to account for investments in affiliates in which the Company does not have majority ownership, but has the ability to exert significant influence. Intercompany accounts and transactions have been eliminated. The Company’s investments in oil and gas limited partnerships for which it serves as general partner and has significant influence on are accounted for under the equity method. The Company consolidated our non-controlling interest in Trigon LLC (“Trigon”) until September 2011, at which time the non-controlling interest was deconsolidated due to a distribution of all of Trigon’s assets to its owners. A non-controlling interest represents the minority members’ proportionate share of membership equity. All other subsidiaries are wholly owned. Certain reclassifications were made to the year ended December 31, 2009 amounts on the Company’s Consolidated Statement of Income to conform to the current presentation of severance tax expense and interest and other income. The Company also reclassified certain amounts from joint interest and other receivable to oil and gas receivables. Such reclassifications had no impact on net income, working capital, or total equity previously reported.

The parent, GeoResources, Inc., has no assets or operations independent of its subsidiaries. The long-term debt of GeoResources, Inc. under its Credit Agreement discussed in Note C is fully and unconditionally guaranteed on a joint and several basis by all of its significant subsidiaries, all of which are wholly owned. Subject to a pledge of all the significant subsidiary assets pursuant to the Credit Agreement, there are no restrictions on the ability of GeoResources, Inc. to obtain funds from its significant subsidiaries. The significant subsidiaries of GeoResources, Inc. are: AROC (Texas) Inc., a Texas corporation; Catena Oil & Gas, LLC; a Texas limited liability company; G3 Energy, LLC, a Colorado limited liability company; G3 Operating, LLC, a Colorado limited liability company; Southern Bay Energy, LLC, a Texas limited liability company; Southern Bay Louisiana, L.L.C., a Texas limited liability company; and Southern Bay Operating, L.L.C., a Texas limited liability company.

Cash and Cash Equivalents

Cash and cash equivalents consists of all demand deposits and funds invested in highly liquid investments with an original maturity of three months or less.

The Company maintains its cash and cash equivalents in various financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for oil and gas operations whereby the costs to acquire mineral investments in oil and gas properties, to drill successful exploratory wells, to drill and equip development wells, and to install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells and geological and geophysical costs, are charged to operations as incurred. The Company’s acquisition and development costs of proved oil and gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively, as estimated by independent petroleum engineers. Unproved properties consist of costs incurred to acquire undeveloped leases as well as the cost to acquire unproved reserves. Undeveloped lease costs and unproved reserve acquisition costs are capitalized. Unproved costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of production basis.

The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. Proved oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flow expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to its estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. Fair value of impaired assets may be estimated using comparable market data or based on expected future cash flows using discount rates commensurate with the risks involved and using prices and costs consistent with those used for internal decision making or a combination of the two. Long-lived assets committed by the Company for disposal are accounted for at the lower of cost or fair value, less cost to sell. The Company recognized impairments of $6.0 million, $3.4 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Impairments recognized in 2011, 2010 and 2009 were on proved properties and are classified as impairments on the Company’s income statement.

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

Net Income Per Common Share

Basic earnings per share is computed by dividing net income attributable to common shares by the basic weighted-average shares of common stock outstanding during the period. The calculation of diluted earnings per share is similar to basic, except the denominator includes the effect of dilutive common stock equivalents. Dilutive common stock equivalents consist of unvested restricted stock unit awards and outstanding stock options. The number of potential common shares outstanding relating to stock options and restricted stock units is computed using the treasury stock method. Net income per share computations to reconcile basic and diluted net income for 2011, 2010 and 2009 consist of the following (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Numerator:
Net income available for common stock	$31,338	$23,331	$9,775

Denominator:
Basic weighted average shares	25,172	19,721	16,532
Effect of dilutive securities - share-based compensation	427	421	27

Diluted weighted average shares	25,599	20,142	16,559

Earning per share
Basic	$1.24	$1.18	$0.59
Diluted	$1.22	$1.16	$0.59

Options to purchase 5,830, 52,086 and 412,540 shares were excluded from the diluted earnings per share calculation in 2011, 2010 and 2009, respectively, because the effect would have been anti-dilutive. For the year ended December 31, 2011, 37 restricted stock units were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive.

Stock-Based Compensation

The Company recognizes in the financial statements all share-based payments made to employees, including grants of employee stock options and restricted stock units, based on their fair values at the time of award.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and payable and revenue royalties payable are estimated to approximate their fair values due to the short maturities of these instruments. The Company’s long-term debt obligations will bear interest at floating market rates, so carrying amounts and fair values will be approximately equal. Derivative financial instruments are carried at fair value; for further information see Note F: Derivative Financial Instruments.

Income Taxes

The provision for income taxes is based on taxes payable or refundable for the current year and deferred taxes on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which result from temporary differences between the amount of taxable income and pretax financial income. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Tax positions are evaluated for recognition and measurement, with deferred tax balances recorded at their anticipated settlement amounts. A valuation allowance is provided for deferred tax assets not expected to be realized.

Other Comprehensive Income (Loss)

The Company reports comprehensive income on its Consolidated Statement of Equity and Comprehensive Income (Loss). Other comprehensive income (loss) at December 31, 2011, 2010 and 2009 consists of unrealized gains (losses) of derivatives qualifying as cash flow hedges in accordance with current accounting standards.

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

Derivative Instruments and Hedging Activities

The Company enters into derivative contracts, primarily options, collars and swaps, to hedge future crude oil and natural gas production, as well as interest rates, in order to mitigate the risk of downward movements of oil and gas market prices and the upward movement of interest rates. All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the realized gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the realized gain or loss on the derivative is deferred in other comprehensive income to the extent the hedge is effective for cash flow hedges. To qualify for hedge accounting, the derivative must qualify either as a fair value, cash flow or foreign currency hedge.

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

Gains and losses resulting from hedge settlements of commodity hedges are included in oil and gas revenues and are included in realized prices in the period that the related production is delivered. Gains and losses on hedging instruments that represent hedge ineffectiveness are included in the caption hedge effectiveness on the consolidated statement of income in the period in which they occur. Gains and losses on derivative instruments that do not qualify for hedge accounting are included in the caption gain/loss on derivative contracts. The resulting cash flows are reported as cash flows from operating activities.

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

Revenue Recognition

Oil and gas revenues represent income from production and delivery of oil and gas, recorded net of royalties. Revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has been transferred and if collectability of the revenue is probable. The Company follows the sales method of accounting for gas imbalances. A liability is recorded only if the Company’s takes of gas volumes exceed its share of estimated recoverable reserves from the respective well or field. No receivables are recorded for those wells where the Company has taken less than its ownership share of production. Volumetric production is monitored to minimize imbalances, and such imbalances were not significant at December 31, 2011, 2010 or 2009.

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. At December 31, 2011 and 2010, the Company has an allowance for doubtful accounts of $609,000 and $370,000, respectively.

Drilling Advances

The Company, in its execution of its drilling program has other working interest partners. The Company, through its joint operating agreements, requires its working interest partners to pay a drilling advance for their share of the estimated drilling and completion costs. Until such advances are applied to actual drilling and completion invoices, the Company carries the advance as a current liability on its balance sheet. The Company expects such advances to be applied against the partners’ joint interest billings for its share of drilling operations within 60 days from when the advance is paid.

Industry Segment and Geographic Information

The Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and production of crude oil, natural gas and natural gas liquids. The Company considers its gathering, processing and marketing functions as ancillary to its oil and gas producing activities. All of the Company’s operations and assets are located in the United States, and substantially all of its revenues are attributable to United States customers.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The new standard requires an entity to disclose information about offsetting arrangements to enable financial statement users to understand the effect of netting arrangements on an entity’s financial position. The disclosures are required for recognized financial instruments and derivative instruments that are subject to offsetting under current accounting literature or are subject to master netting arrangements irrespective of whether they are offset. The objective of the new disclosures is to facilitate comparison between entities that prepare financial statements on the basis of U.S. GAAP and entities that prepare financial statements under IFRS. The disclosure requirements will be effective for periods beginning on or after January 1, 2013 and must be applied retrospectively to all periods presented on the balance sheet. The Company will adopt the requirements of ASU No. 2011-11 on January 1, 2013, which may require additional footnote disclosures for derivative instruments and these requirements are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012.

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

NOTE B: Acquisitions and Divestitures

Bakken Acquisition

In May 2009, the Company closed an acquisition, through an existing joint venture partner, of producing wells and acreage in the Bakken shale trend of the Williston Basin. The Company acquired a 15% interest in approximately 60,000 net acres, and also acquired 15% of varying working interests in 59 producing and productive wells. The Company’s net acquisition cost was approximately $10.4 million, subject to closing adjustments for normal operations activity and other customary purchase price adjustments. The Company funded the acquisition with borrowings under its credit facility.

Giddings Field Acquisition

On May 29, 2009, effective May 1, 2009, the Company, though its subsidiary, Catena Oil and Gas LLC (“Catena”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with an affiliated limited partnership, SBE Partners LP (the “Seller”) for the acquisition (the “Acquisition”) of certain oil and gas producing properties in Giddings field, Grimes and Montgomery counties, Texas (the “Interests”). Under the Purchase Agreement, the Interests were purchased for a cash purchase price of $48.7 million, net of closing adjustments for normal operations activity (the “Purchase Price”). In addition, the Company also acquired rights to certain post-closing severance tax refunds which amounted to $2.4 million. The Acquisition increased the Company’s partnership sharing ratio from 2% to 30% in the Seller. Catena is the general partner of the Seller. The Seller distributed to Catena $978,000 of the gross proceeds from the sale. The Acquisition increased the Company’s direct working interests in the Interests from a range of 6.5% to 7.8% to a range of 34% to 37%. The Company funded the Purchase Price with borrowings under its credit facility. The Purchase Agreement contains representations and warranties, covenants, and indemnifications that are customary for oil and gas producing property acquisitions.

The following summary presents unaudited pro forma information for the year ended December 31, 2009 as if the Acquisition had been consummated at January 1, 2009 (in thousands, except share and per share amounts):

Total revenue	$93,536

Income before taxes	21,491

Net income	13,718

Net income per share:

Basic	$0.83

Diluted	$0.83

Weighted average shares:

Basic	16,532,003

Diluted	16,559,431

Other

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

In October 2009, the Company initiated a leasing program in Williams County, North Dakota with the objective of establishing a significant operated position in the Bakken trend. In February 2010, the Company entered into agreements with two unaffiliated third parties to jointly develop the project. Cash proceeds to the Company totaled approximately $20 million and the Company retained a 47.5% working interest in the project area. The agreement also provided for up to $10 million ($4.75 million net) of additional joint leasing in a contractually specified area of mutual interest (“AMI”). As of December 31, 2011 the net acreage position of the Company in the project area totaled approximately 27,800 acres. For accounting purposes the Company uses the cost recovery method; under this method proceeds from joint owners have been recorded in the balance sheet as a reduction to the carrying value of the unproved properties.

In July 2010, the Company closed an acquisition of producing oil and gas properties located near the Giddings field of central Texas. The purchase price was $16.6 million plus closing adjustments for normal operating activity. The acquisition included approximately 9,700 net acres and was funded through borrowings under the Company’s credit facility. The amount of revenue from the acquisition included in the Company’s Consolidated Statement of Income for years ended December 31, 2011 and 2010 was $6.7 million and $2.7 million, respectively. The amount of net income from the acquisition included in the Company’s Consolidated Statements of Income for years ended December 31, 2011 and 2010 was $1.3 million and $700,000, respectively.

In September 2010, the Company entered into an agreement with an unaffiliated third party to jointly acquire and develop mineral leases in the Eagle Ford shale trend of Texas. As part of this agreement, the Company sold a 50% working interest in approximately 20,000 acres to a third party for $20 million. For accounting purposes, the Company uses the cost recovery method; under this method proceeds from joint owners are recorded in the balance sheet as a reduction of the carrying value of unproved properties. The purchaser also agreed to pay 100% of the drilling costs for the first six wells to be drilled in a contractually specified AMI. The agreement also provides for an additional $20 million for additional joint leasing within the AMI ($10 million net to each joint owner). Subsequent to the initial closing, the Company and the joint owner have continued to acquire leases within the AMI pursuant to the terms of the agreement.

In November 2010, the Company purchased an 86.67% membership interest in Trigon which held leases in the Eagle Ford shale trend of Texas and recorded a $2.2 million non-controlling interest in the Company’s financial statements. The acquisition cost was approximately $11.8 million. In June 2011, the Company’s membership interest decreased to 73.34% as a result of a $2.2 million capital contribution by the non-controlling interest holder. In September 2011, the Company deconsolidated the non-controlling interest in the financial statements due to a distribution of all of Trigon’s assets to its owners.

In August 2011, the Company closed an acquisition of producing oil and gas properties located in the Austin Chalk trend of east Texas. The purchase price was $11 million plus closing adjustments for normal operating activity. The acquisition included approximately 3,700 net acres. The amount of revenue and net income from the acquisition included in the Company’s Consolidated Statement of Income for year ended December 31, 2011, was $1.5 million and $400,000, respectively.

In December 2011, the Company sold approximately 1,800 net acres in Atacosa County, Texas for $4.6 million. For accounting purposes the Company used the cost recovery method; under this method proceeds have been recorded in the balance sheet as a reduction to the carrying value of the unproved properties.

NOTE C: Long-term Debt

On July 13, 2009, the Company entered into a Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”). The Second Amended Credit Agreement increased the credit facility from $200 million to $250 million and extended the term of the Credit Agreement to October 16, 2012. The initial borrowing base of the facility was $135 million, which was increased to $145 million in November 2009 and was $145 million as of December 31, 2010.

On November 9, 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which increased its senior secured revolving credit facility from $250 million to $450 million and extended the term of the Credit Agreement to November 9, 2016. The initial borrowing base of the credit facility was $180 million, subject to review and redetermination on May 1 and November 1 of each year. The Credit Agreement provides for interest rates at (a) LIBOR plus 1.75% to 2.75% or (b) the prime lending rate plus 0.75% to 1.75%, depending upon the amount borrowed and also requires the payment of commitment fees to the lender in respect of the unutilized commitments. The commitment rate is 0.375% per annum for a borrowing base of less than 50% and .500% for a borrowing base greater than or equal to 50%. The Company is also required to pay customary letter of credit fees. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. The Company incurred costs of approximately $1.5 million to complete the amendment and it is amortizing these costs over the remaining life of the Credit Agreement; the amortization is included in interest expense. The banks participating in the credit facility include: Wells Fargo Bank, Comerica Bank, Compass Bank, U.S. Bank, The Frost National Bank, BMO Harris Financing, Inc., Royal Bank of Canada, and SunTrust Bank.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and lease back transactions, pay dividends and distributions or repurchase its capital stock, engage in mergers or consolidations, make significant changes to management, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates. In addition, the Credit Agreement requires the maintenance of certain financial ratios, contains customary affirmative covenants, and provides for customary events of default. The Company was in compliance with all covenants at December 31, 2011.

The Company had no principal outstanding under its credit facility at December 31, 2011. The principal outstanding under the Credit Agreement was $87 million at December 31, 2010. The remaining borrowing capacity under the Credit Agreement was $180 million as of December 31, 2012. The maturity date for amounts outstanding under the Credit Agreement is November 9, 2016.

Interest expense for 2011, 2010, and 2009 includes amortization of deferred financing costs of $981,000, $1.1 million, and $785,000 respectively. During 2010, the Company capitalized interest of $234,000. The Company did not capitalize any interest in 2011 or 2009.

In October 2007, the Company entered into an interest rate swap agreement with one of the banks participating in its credit facility, providing a fixed rate of 4.79% on a notional $50 million through October 16, 2010. During 2008, the Company broke the swap up into two pieces, a $40 million swap and a $10 million swap each with a fixed annual interest rate of 4.29%. The $40 million swap was accounted for as a cash flow hedge while the $10 million swap was accounted for as a trading security. These swaps expired in October 2010. During 2010, the Company recognized a net gain of $2,000 on the $10 million swap due to the cash settlement losses approximating the mark-to-market gain. The Company recognized a net loss of $162,000 on the $10 million swap during the year ended December 31, 2009.

For the years ended December 31, 2010 and December 31, 2009, the Company recognized realized cash settlement losses of $1.3 million and $1.6 million, respectively, related to the $40 million swap.

The weighted average interest rate on borrowings outstanding, excluding amortization of deferred financing costs and loans fees but including interest rate swaps, during 2011, 2010 and 2009 was 2.7%, 4.8%, and 5.4%.

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

Stock options generally vest ratably over approximately a four-year service period from grant date and are exercisable immediately upon vesting through the tenth anniversary of the grant date.

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

On April 7, 2010, the Company granted options under the Plan to an outside director to purchase 40,000 shares of common stock. Additionally, on June 1, 2010, the Company granted options under the Plan to purchase 35,000 shares of common stock to key employees. The closing market prices of the Company’s common stock on the dates of the April and June 2010 grants were $17.27 and $13.69, respectively.

On June 7, 2011, the Company granted options under the Plan to an outside director to purchase 40,000 shares of common stock. The closing market price of the Company’s common stock on June 7, 2011 was $21.57. All of the foregoing options, if not exercised, will expire 10 years from the date of grant. The following is a summary of the terms of the 2011 grant by exercise price:

	2011 Stock Option Grants
Vesting Date	$23.00	$27.00
Director
June 6, 2012	5,000	5,000
June 6, 2013	5,000	5,000
June 6, 2014	5,000	5,000
June 6, 2015	5,000	5,000

	20,000	20,000

A summary of the Company’s stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (year)	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2009	790,000	$9.39	8.81	$2.29	$158,750

Granted	750,000	$9.42		$4.45
Exercised	—	$—		—
Forfeited	—	$—		—

Outstanding, December 31, 2009	1,540,000	$9.40	8.30	$3.34	$6,827,275

Granted	75,000	$17.66		$8.52
Exercised	(33,150)	$9.19		4.29	$205,189
Forfeited	(87,500)	$11.50		4.64

Outstanding, December 31, 2010	1,494,350	$9.70	7.34	$3.49	$18,701,164

Granted	40,000	$25.00		$11.50
Exercised	(702,864)	$9.27		2.93	$12,206,204
Forfeited	(50,000)	$9.40		3.22

Outstanding, December 31, 2011	781,486	$10.88	6.93	$4.42	$14,402,787

Exercisable at year-end
2011	387,736
2010	742,850
2009	382,500

The weighted average grant date fair value of the options that vested during the year 2011 was $3.49 per option. The average intrinsic value for the 387,736 options exercisable as of December 31, 2011 is $7.7 million. These options have a weighted average exercise price of $9.56 and a weighted average remaining life of 6.29 years.

Unvested options at year-end:

	Number of Awards	Weigthed Average Exercise Price	Weighted Average Fair Value
December 31, 2009	1,157,500	$9.77	$3.69
December 31, 2010	751,500	$10.28	$4.22
December 31, 2011	393,750	$12.18	$5.75

The Company recognized compensation expense based upon the fair value of the options at the date of grant determined by the Black-Scholes option pricing model. Compensation expense is recognized over the respective vesting periods on a straight-line basis. For the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense of $969,000, $1.1 million, and $1.4 million respectively, related to these options. As of December 31, 2011, the future pre-tax expense of non-vested stock options is $1.5 million ($913,000 after taxes) to be recognized through the second quarter of 2014.

During 2011, 2010 and 2009 the weighted-average fair value of the options granted during the year was $11.50, $8.52, and $4.45 per share respectively, using the following assumptions:

	2011	2010	2009
Risk-free annual interest rate	1.58%	2.03%	1.27%
Dividend yield	None	None	None
Volatility	67%	75%	86%
Expected life of option	5 Years	4 Years	4 Years

In measuring compensation associated with these options, an annual pre-vesting forfeiture rate of 1% was used. The expected volatility at the grant date is based on the historical volatility of the Company’s common stock and the risk-free interest rate is determined based on the U.S. treasury yield curve rate with a maturity similar to that of the expected term of the stock option.

In addition to the stock option grants discussed above, during 2011, the Company granted certain officers, employees and directors 197,050 restricted stock units. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Compensation expense, determined by multiplying the number of restricted stock units granted by the closing market price of the Company’s stock on the grant date, is recognized over the respective vesting periods on a straight-line basis. For the year ended December 31, 2011, compensation expense related to restricted stock units was $1.1 million. The Company has an assumed forfeiture rate of 1% on restricted stock units issued. As of December 31, 2011, the future unamortized pre-tax compensation expense associated with unvested restricted stock units totaled approximately $4.3 million ($2.7 million after taxes) to be recognized through November 2014. The weighted average vesting period related to unvested restricted stock units at December 31, 2011 was approximately 2.38 years. A summary of the Company’s restricted stock unit activity for the year ended December 31, 2011 is as follows:

	Shares	Fair Values (1)
Outstanding, December 31, 2010	—	—
Granted	197,050	$27.72
Vested	—	—
Forfeited	—	—

Outstanding, December 31, 2011	197,050	$27.72

(1)	Represents the weighted average grant date market value

On June 5, 2008, the Company issued 613,336 warrants to purchase common stock to non-affiliated accredited investors pursuant to exemptions from registration under federal and state securities laws. The warrants have a term of five years ending June 5, 2013, with an exercise price $32.43 per share.

NOTE E: Income Taxes

The following table shows the components of the Company’s income tax provision for 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(2,337)	$8,111	$283
State	(307)	750	129

Total current	(2,644)	8,861	412

Deferred
Federal	21,323	2,570	4,318
State	1,312	492	337

Total deferred	22,635	3,062	4,655

Total	$19,991	$11,923	$5,067

The following is a reconciliation of taxes computed at the corporate federal statutory income tax rate of 35% to the reported income tax provision for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Income before income taxes	$51,242	$35,254	$14,842

Tax computed at federal statutory rate	17,965	$12,339	$5,195
Statutory depletion in excess of tax basis	—	(1,060)	—
Domestic production activities deduction	—	(513)	—
State income taxes, net of federal benefit	1,752	876	521
Expense not deductible for tax purposes and other	274	281	(649)

Total income tax expense	$19,991	$11,923	$5,067

Effective tax rate	39.01%	33.82%	34.14%

Deferred income taxes are recognized for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes, as required by current accounting standards. The deferred tax is measured using the enacted tax rates applicable to periods when these differences are expected to reverse.

The following table shows the components of the Company’s net deferred tax liability at December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Deferred tax asset or (liability)

Current:	$—	$—	$—

Noncurrent:
Oil and gas properties	(49,598)	(24,536)	(20,178)
Other property and equipment	434	482	473
Equity in limited partnerships	(704)	(465)	(685)
Asset retirement obligations	3,024	2,652	1,703
Stock-based compensation	865	875	518
Commodity hedges and other	1,590	1,703	2,391

Net deferred tax liability	$(44,389)	$(19,289)	$(15,778)

As of December 31, 2011, the Company had statutory depletion available for carryforward of approximately $3.6 million, which may be used to offset future taxable income. The amount that may be used in any year is subject to an annual limit of $1.1 million arising from a change in control in 2007.

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

At December 31, 2011, the Company did not have any uncertain tax positions that would require recognition. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position.

The Company files a consolidated federal income tax return and various combined and separate filings in several state and local jurisdictions.

The Company’s continuing practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statement of Income. As of December 31, 2011, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2012.

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

At December 31, 2011, accumulated other comprehensive income (loss) included unrecognized gains of $1.1 million, net of taxes of $658,000, representing the inception to date change in mark-to-market value of the effective portion of the Company’s open commodity contracts, designated as cash flow hedges, as of the balance sheet date. At December 31, 2010, accumulated other comprehensive income (loss) included unrecognized losses of $3.0 million, net of taxes of $1.8 million. For the year ended December 31, 2011, the Company recognized a realized net cash settlement loss on commodity derivatives of $2.0 million. For the years ended December 31, 2010 and 2009, the Company recognized realized net cash settlement gains on commodity derivatives of $4.1 million and $7.4 million, respectively. Based on the estimated fair market value of the Company’s derivative contracts designated as hedges at December 31, 2011, the Company expects to reclassify net gains of $1.1 million into earnings from accumulated other comprehensive income (loss) during the next twelve months; however, actual cash settlement gains and losses recognized may differ materially.

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

During the second quarter of 2011, the Company entered into a crude oil swap. The crude oil swap has a term of May 2011 through December 2011 and provides for 6,250 Bbls per month. The swap has a fixed price of $110.00 per Bbl.

During the fourth quarter of 2011, the Company entered into a crude oil swap. The crude oil swap has a term of January 2012 through December 2012 and provides for 5,000 Bbls per month. The swap has a fixed price of $105.00 per Bbl.

At December 31, 2011, the Company had hedged its exposure to the variability in future cash flows from forecasted oil and gas production volumes as follows:

	Total Remaining Volume	Floor Price	Ceiling / Swap Price
Crude Oil Contracts (Bbls):
Swap contracts:
2012	120,000		$87.22
2012	120,000		$86.85
2012	120,000		$103.95
2012	60,000		$105.00
2013	120,000		$101.85

Costless collar contracts
2012	120,000	$85.00	$110.00

Natural Gas Contracts (Mmbtu)
Swap contracts:
2012	150,000		$6.450
2012	450,000		$6.415
2012	900,000		$4.850
2013	225,000		$4.850

The fair market value of the Company’s gas hedge contracts in place at December 31, 2011 and 2010, were assets of $3.7 million and $5.1 million, respectively, of which $3.4 million and $4.3 million were classified as current assets, respectively. The fair market value of the Company’s oil hedge contracts in place at December 31, 2011 and 2010 were net liabilities of $1.7 million and $9.1 million, respectively. At December 31, 2011 the net fair market value liability was made up of a current asset of $583,000 and a long-term asset of $647,000 offset by a current liability of $2.9 million. $7.4 million of the December 31, 2010 liability was classified as current liability and $1.7 million was classified as a long-term liability. For the year ended December 31, 2011, the Company recognized, in oil and gas revenues, realized cash settlement loss on commodity derivatives of $2.0 million. For the years ended December 31, 2010 and 2009, the Company recognized, in oil and gas revenues, realized cash settlement gains on commodity derivatives of $4.1 million and $7.4 million, respectively. During 2010, the Company recognized gains due to hedge ineffectiveness of $891,000. Due to hedge ineffectiveness on hedge contracts during 2011 and 2009 the Company recognized a loss of $569,000 and $137,000, respectively.

To reduce the impact of changes in interest rates on the Company’s variable rate term loan, the Company entered into a two-year interest rate swap contract on $50 million of the debt, designed to protect against interest rate increases. During 2008, the Company extended the term of this interest rate swap through October, 2010, and broke the swap up into two pieces, a $40 million swap and a $10 million swap. The Company accounted for the $40 million swap as a cash flow hedge while the $10 million swap was accounted for as a trading security. The interest rate swaps are further discussed in Note C above.

All derivative instruments are recorded on the consolidated balance sheet of the Company at fair value. The following tables summarize the location and fair value amounts of all derivative instruments in the consolidated balance sheets (in thousands):

Derivatives designated as ASC 815 hedges:	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		Dec. 31, 2011	Dec. 31, 2010		Dec. 31, 2011	Dec. 31, 2010
Commodity contracts	Current derivative financial instruments asset	$4,037	$4,282	Current derivative financial instruments liability	$(2,890)	$(7,433)

Commodity contracts	Long-term derivative financial instruments asset	868	851	Long-term derivative financial instruments liability	—	(1,650)

		$4,905	$5,133		$(2,890)	$(9,083)

Derivative contracts – The following tables summarize the effects of commodity and interest rate derivative instruments on the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives designated as ASC 815 hedges:	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	2011	2010	2009
Commodity contracts	$4,538	$3,512	$(10,834)

Interest rate swap contracts	—	—	(646)

	$4,538	$3,512	$(11,480)

Derivatives designated as ASC 815 hedges:	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2011	2010	2009
Commodity contracts	$(1,996)	$4,078	$7,434	Oil and gas revenues

Interest rate swap contracts	—	(1,294)	(1,598)	Interest expense

	$(1,996)	$2,784	$5,836

Derivatives in ASC 815 cash flow hedging relationships:	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
		2011	2010	2009
Commodity contracts	Hedge ineffectiveness	$(569)	$891	$(137)

Derivative not designated as ASC 815 hedges:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010	2009
Realized cash settlements on interest rate swap	Gain (loss) on derivative contracts	—	$(323)	$(399)

Unrealized gain (loss) on interest rate swap	Gain (loss) on derivative contracts	—	325	237

		—	$2	$(162)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2011 or 2010. Further, there were no transfers in and/or out of Level 3 of the fair value hierarchy during the years ended December 31, 2011 and 2010.

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

The tables below present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Derivative Assets and Liabilities—December 31, 2011

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Current portion of derivative financial instrument asset (1)	—	$4,037	—	$4,037

Long-term portion of derivative financial instrument asset (1)	—	868	—	868

Current portion of derivative financial instrument liability (1)	—	2,890	—	2,890

Long-term portion of derivative financial instrument liability (1)	—	—	—	—

(1)	Commodity derivative instruments accounted for as cash flow hedges.

Derivative Assets and Liabilities—December 31, 2010

(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Current portion of derivative financial instrument asset (1)	—	$4,282	—	$4,282

Long-term portion of derivative financial instrument asset (1)	—	851	—	851

Current portion of derivative financial instrument liability (1)	—	(7,433)	—	(7,433)

Long-term portion of derivative financial instrument liability (1)	—	(1,650)	—	(1,650)

(1)	Commodity derivative instruments accounted for as cash flow hedges.

At December 31, 2011 and 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 1 or Level 3.

Nonrecurring Fair Value Measurements—The Company applies the provision of the fair value measurement standard to its nonrecurring, non-financial measurements. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. The following non-financial assets and liabilities measured at fair value on a nonrecurring basis.

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

The Company recorded asset impairments of $6.0 million, $3.4 million and $2.8 million on proved properties during the years ended December 31, 2011, 2010 and 2009, respectively. All of the 2011, 2010 and 2009 impairments on proved properties were included in impairment expense. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include the Company’s estimate of future natural gas and crude oil prices, operating and development costs, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data.

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

NOTE H: Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated future costs associated with the plugging and abandonment of oil and gas wells, and removal of equipment and facilities from leased acreage and land restoration, in accordance with applicable local, state and federal laws. The Company determines its obligation by calculating the present value of estimated cash flows related to plugging and abandonment obligations. The changes to the Asset Retirement Obligations (“ARO”) for oil and gas properties and related equipment during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year ended December 31
	2011	2010
Balance, beginning of year	$7,052	$6,110

Additional liabilities incurred	838	314
Settlement of liabilities	(213)	—
Accretion Expense	444	405
Disposals of properties	(557)	(105)
Revisions of estimates	376	328

Balance, end of year	$7,940	$7,052

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

In 2011, three purchasers each accounted for 12% of the Company’s consolidated oil and gas revenue. In 2010, two purchasers each accounted for 12% of the Company’s consolidated oil and gas revenues and one purchaser accounted for 11%. In 2009, one purchaser accounted for 17% of the Company’s consolidated oil and gas revenues, two purchasers accounted for 15% each, and one more accounted for 11%. No other single purchaser accounted for 10% or more of the Company’s consolidated oil and gas revenues in 2011, 2010, or 2009. There are adequate alternate purchasers of production such that the loss of one or more of the above purchasers would not have a material adverse effect on the Company’s results of operations or cash flows.

NOTE J: Commitments and Contingencies

Commitments

The Company is obligated under non-cancelable operating leases for its office facilities as follow (in thousands):

2012	$409
2013	417
2014	426
2015	267
2016	21
Thereafter	—

$1,540

Total rental expense under operating leases for 2011, 2010 and 2009 was $400,000, $369,000, and $374,000, respectively.

The Company is also obligated under non-cancelable contracts for drilling rigs and related equipment for its drilling operations as follows (in thousands):

2012	$17,517
2013	10,071
2014	10,071
2015	2,937
2016	—
Thereafter	—

$40,596

The Company has committed to one long-term natural gas sales contract in its Williams County North Dakota project area in the Bakken trend. Under the terms of this contract the Company has committed substantially all of the natural gas production for the life of its leases to one purchaser. In return for the life of lease commitment, the purchaser has committed to building a gas gathering system across the Company’s project area. The sales price under this contract is based on a posted market rate.

Contingencies

No significant legal proceedings are pending which are expected to have a material adverse effect on the Company. The Company is unaware of any potential claims or lawsuits involving environmental, operating or corporate matters which are expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE K: Related Party Transactions

Accounts receivable at December 31, 2011 and 2010 include $258,000 and $753,000, respectively, due from SBE Partners LP (“SBE Partners”). Accounts receivable at December 31, 2011 and 2010, also includes $113,000 and $219,000, respectively, due from OKLA Energy Partners LP (“OKLA Energy”). Both of these partnerships are oil and gas limited partnerships for which a subsidiary of the Company serves as general partner. These amounts represent the limited partnerships’ share of property operating expenditures incurred by operating subsidiaries of the Company on their behalf, as well as accrued management fees. Accounts payable at December 31, 2011 and 2010, includes $2.8 million and $2.3 million, respectively, due to SBE Partners for oil and gas revenues and severance tax refunds collected on its behalf. Accounts payable at December 31, 2011 and 2010, also includes $817,000 and $654,000, respectively due to OKLA Energy for oil and gas revenues collected on its behalf.

The Company earned partnership management fees during the years ended December 31, 2011, 2010, and 2009 of $507,000, $550,000 and $1.0 million, respectively.

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

OKLA Energy, formed during 2008, holds direct working interests in producing oil and gas properties located throughout Oklahoma. The Company’s 2% general partner interest reverts to 35.66% when the limited partner realizes a contractually specified rate of return. The Company recorded a loss in partnership income related to this investment for the years ended December 31, 2011, 2010 and 2009 of $22,600, $39,000 and $34,000, respectively.

SBE Partners, formed during 2007, holds direct working interests in producing oil and gas properties located in Giddings field in Texas. Previously, the Company held a 2% general partner interest which increased after reaching a cumulative payout. As result of the sale of certain properties and subsequent distribution of proceeds by the Partnership cumulative payout was achieved and the Company’s general partner interest increased to 30%. For further information about the sale see Note B above. For the years ended December 31, 2011, 2010 and 2009 the Company recorded partnership income of $1.8 million, $2.3 million, and $4.4 million, respectively.

The Company’s carrying value for its equity investment in OKLA Energy at December 31, 2011 and 2010 was $646,000 and $709,000, respectively. The Company’s carrying value for its equity investment in SBE Partners at December 31, 2011 and 2010 was $1.6 million and $1.6 million, respectively. During 2011, the Company received cash distributions of $1.8 million and $41,000 from SBE Partners and OKLA Energy, respectively.

The following is a summary of selected financial information of SBE Partners, LP as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Summary of Partnership selected balance sheet information:
Current assets	$7,677	$5,831	$11,933
Oil and gas properties, net	$55,604	$59,745	$60,834
Total assets	$66,876	$68,993	$73,686
Current liabilities	$591	$1,032	$1,047
Total liabilities	$1,519	$2,161	$1,876
Partner’s capital	$65,357	$66,832	$71,810

Summary of Partnership operations:
Revenues	$17,957	$19,181	$52,429
Income from continuing operations	$7,025	$6,419	$29,726
Net income	$7,025	$6,419	$29,726

The Company’s equity in partnership net income	$1,782	$2,279	$4,352
The Company’s capital balance in the partnership	$1,597	$1,565	$2,686

NOTE M: Supplemental Financial Quarterly Results (Unaudited):

The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree with year-to-date basic and diluted earnings (loss) per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Year ended December 31, 2011
Oil and gas revenues	$26,614	$29,292	$35,229	$39,473
Other revenues (1)	2,025	1,588	1,873	1,654
Operating expenses (2)	(12,846)	(14,826)	(17,882)	(18,556)

Operating income	15,793	16,054	19,220	22,571
Other income (expense), net (3)	(5,388)	(1,853)	(3,523)	(11,632)
Income tax (expense) benefit	(4,092)	(5,422)	(6,282)	(4,195)

Net income	$6,313	$8,779	$9,415	$6,744

Basic net income per share	$0.26	$0.35	$0.37	$0.26
Diluted net income per share	$0.26	$0.34	$0.36	$0.26

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Year ended December 31, 2010
Oil and gas revenues	$24,729	$24,343	$25,612	$25,229
Other revenues (1)	1,549	1,021	1,294	1,744
Operating expenses (2)	(13,875)	(13,089)	(13,914)	(14,152)

Operating income	12,403	12,275	12,992	12,821
Other income (expense), net (4)	(2,552)	(4,947)	(2,735)	(5,003)
Income tax (expense) benefit	(3,777)	(2,885)	(2,621)	(2,640)

Net income (loss)	$6,074	$4,443	$7,636	$5,178

Basic net income per share	$0.31	$0.23	$0.39	$0.25
Diluted net income per share	$0.30	$0.22	$0.38	$0.26

(1)	Partnership management fees, property operating income, gain (loss) on sale of property and partnership income.
(2)	Lease operating expense, production taxes, re-engineering and workover, exploration, and depreciation depletion and amortization.
(3)	Other income (expense), net for the fourth quarter of 2011 included impairment expenses of $6.0 million
(4)	Other income (expense), net for the second and fourth quarters of 2010 included impairment expenses of $2.7 million and $697,000, respectively.

NOTE N: Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

1.	Costs Incurred Related to Oil and Gas Activities

The Company’s oil and gas activities for 2011, 2010 and 2009 were entirely within the United States. Costs incurred in oil and gas producing activities were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Acquisition cost:
Proved	$10,120	$18,739	$59,686
Unproved	$20,795	$22,880	$6,908

Exploration cost:
Exploratory drilling	$12,053	$5,225	83
Geological and geophysical	$898	$630	1,323

Development cost	$67,977	$35,349	$23,623

Unproved acquisition costs for 2011 and 2010 is net of cost recoveries of $4.6 million and $40.2 million received from the sale of interests in undeveloped properties from third parties. During 2011, 2010 and 2009, additions to oil and gas properties of $838,000, $314,000 and $262,000 were recorded for estimated costs of future abandonment related to new wells drilled or acquired.

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	December 31,
	2011	2010
	(in thousands)
Proved properties	$428,871	$341,582
Unproved properties	44,613	32,403

	473,484	373,985
Accumulated depreciation, depletion and amortization	(96,045)	(71,805)

Net capitalized cost	$377,439	$302,180

The amounts included in unproved properties are projects for which the Company intends to commence exploration or evaluation projects in the near future. The Company will begin to amortize these costs when proved reserves are established or an impairment is determined.

The net changes in capitalized exploratory wells costs were as follows:

	Year ended December 31
	2011	2010
Balance, beginning of year	$5,006	$—

Additions to capitalized exploratory well costs pending the determination of proved reserves	12,053	5,006

Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(17,056)	—

Capitalized exploratory well costs charged to expense	(3)	—

Balance, end of year	$—	$5,006

As of December 31, 2011 the Company did not have any costs capitalized for exploratory wells in progress for a period of greater than one year after the completion of drilling and no capitalized exploratory well costs pending the determination of proved reserves.

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

Presented below is a summary of the changes in estimated proved reserves of the Company, all of which are located in the United States, for the years ended December 31, 2011, 2010 and 2009:

Oil and Gas Reserve Quantities:

	Oil (MBbl)	Gas (MMcf)
Proved reserve quantities, December 31, 2008	8,793	34,796

Purchase of minerals-in-place	586	25,728
Sales of minerals-in-place	(59)	(80)
Extensions and discoveries	972	9,227
Production	(851)	(4,944)
Revisions of quantity estimates	1,978	(9,291)

Proved reserve quantities, December 31, 2009	11,419	55,436

Purchase of minerals-in-place	531	1,388
Extensions and discoveries	1,553	1,390
Production	(1,060)	(4,789)
Revisions of quantity estimates	1,950	4,129

Proved reserve quantities, December 31, 2010	14,393	57,554
Purchase of minerals-in-place	134	2,195
Extensions and discoveries	5,265	4,687
Production	(1,222)	(4,209)
Revisions of quantity estimates	1,123	(2,922)

Proved reserve quantities, December 31, 2011	19,693	57,305

Proved developed reserve quantities:
December 31, 2009	9,221	38,138
December 31, 2010	11,231	39,097
December 31, 2011	13,906	38,514

Proved undeveloped reserve quantities:
December 31, 2009	2,198	17,298
December 31, 2010	3,162	18,457
December 31, 2011	5,787	18,791

Notable changes in proved reserves for the year ended December 31, 2011, 2010 and 2009 included:

In 2009, the revision increase in estimated oil quantities related to price increases was 2,204,000 Bbls, which was partially offset by reductions of 1,030,000 Bbls due to a change in pricing method as prescribed by the SEC. Other increases of 804,000 Bbls accounted for the remainder of the total positive revision of 1,978,000 Bbls. The revision decrease in estimated gas quantities related to price increases was 960,000 Mcf, offset by a decrease of 10,572,000 Mcf attributable to the change in pricing methods prescribed by the SEC. Other increases in gas reserves of 321,000 Mcf accounted for the remainder of the negative revision of 9,291,000 Mcf. The change in pricing method prescribed by the SEC is from the use of a year-end price to the use of a 12-month average price.

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

In 2011, the revision increase in estimated oil quantities related to price increases was approximately 523,000 Bbls as SEC prescribed oil prices increased from the December 31, 2010 price of $79.43 per Bbl to the December 31, 2011 price of $96.16 per Bbl. Net positive performance revisions of approximately 600,000 Bbls accounted for the remainder of the total positive revision of 1,123,000 Bbls. The revision decrease in estimated gas quantities related to price decreases was 46,000 Mcf as SEC prescribed gas prices decreased from December 31, 2010 of $4.37 per Mmbtu to the December 31, 2011 price of $4.11 per Mmbtu. Net negative performance revisions of 2,876,000 Mcf accounted for the remainder of the total negative revisions of 2,922,000 Mcf. In 2011, the majority of the 5,265,000 Bbls and 4,687,000 Mcf of proved reserves added through extensions and discoveries are a direct result of our successful drilling activities in the Bakken trend of North Dakota and Eagle Ford trend of Texas.

3. Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with FASB ASC topic Extractive Activities – Oil and Gas. Future cash inflows as of December 31, 2011, 2010, and 2009 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2011, 2010 and 2009, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming the continuation of existing economic conditions.

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

Presented below is the standardized measure of discounted future net cash flows as of December 31, 2011, 2010 and 2009.

Standardized Measure of Estimated Future Net Cash Flows

	December 31,
	2011	2010	2009
	(in thousands)
Future cash inflows	$2,036,390	$1,266,679	$789,647
Future production costs	657,929	455,685	316,815
Future development costs	197,247	90,814	64,560
Future income taxes	353,452	188,887	83,182

Future net cash flows	827,762	531,293	325,090
10% annual discount for estimated timing of cash flows	400,936	254,278	150,990

Standardized measure of discounted future cash flows	$426,826	$277,015	$174,100

Future cash flows as shown above are reported without consideration for the effects of open hedge contracts at each period end. If the effects of hedging transaction were included in the computation, undiscounted future cash flows would have increased by $2.0 million in 2011, decreased by $4.0 million in 2010, and decreased by $4.3 million in 2009.

The principal sources of changes in the standardized measure of discounted future net cash flows for 2011, 2010 and 2009 are as follows:

Changes in Standardized Measure

	Year Ended December 31,
	2011	2010	2009 *
	(in thousands, except product prices)
Standardized measure, beginning of period	$277,015	$174,100	$120,619
Changes in prices, net of production cost	116,768	111,342	47,246
Extensions, discoveries and enhanced production	134,530	36,111	20,989
Revision of quantity estimates	29,494	42,413	14,876
Development costs incurred, previously estimated	4,620	5,613	7,045
Change in estimated future development costs	(7,231)	(7,972)	(17,629)
Purchases of minerals-in-place	12,747	16,161	36,002
Sales of minerals-in-place	—	—	(786)
Sale of oil and gas produced, net of production costs	(97,142)	(66,341)	(53,860)
Accretion of discount	41,730	23,268	16,663
Change in estimated future income taxes	(86,789)	(57,792)	(13,495)
Changes in timing of estimated cash flows and other	1,084	112	(3,570)

	$426,826	$277,015	$174,100

Prices, used in standardized measure:
Oil (per barrel)	$96.19	$79.43	$61.18
Gas (per Mcf)	$4.11	$4.37	$3.83

*	In 2009, standardized measure was reduced by $90.0 million due to the use of a 12-month average price as prescribed by the new reserve rules versus an end of the year price. Had the Company not changed its pricing method to comply with the SEC’s new rules the standardized measure at December 31, 2009 would have been $264.1 million.

Equity in Partnership Reserves

1. Costs Incurred Related to Oil and Gas Activities

The following two unaudited tables set forth the Company’s share of costs incurred in the affiliated partnerships during the years ended December 31, 2011, 2010, and 2009. During 2009, the Company’s interest in one of the partnerships, SBE Partners, increased significantly from 2% to 30%. For further information see note L above.

Costs incurred in acquisition, development and exploration:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Acquisition cost	$31	$250	$346
Development cost	$321	$304	$771
Exploration cost	$7	$7	$—

Capitalized cost of oil and gas properties:

	December 31,
	2011	2010
	(in thousands)
Proved properties	$4,019	$3,997
Unproved properties	—	—

	4,019	3,997
Accumulated depreciation, depletion and amortization	(1,042)	(811)

Net capitalized cost	$2,977	$3,186

2. Estimated Quantities of Proved Oil and Gas Reserves and Discounted Future Net Cash Flows

The reserve information presented above does not include the Company’s share of reserves held by two limited partnerships which are accounted for under the equity method of accounting. The following table presents the Company’s estimated share of the oil and gas reserves held by both limited partnerships as of December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011		2010		2009
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Oil and gas volumes:
Proved developed	48	6,196	45	6,993	45	7,821
Proved undeveloped	6	784	7	861	10	613

Total	54	6,980	52	7,854	55	8,434

Presented below is a summary of the changes in estimated proved reserves of the Company’s equity investments, all of which are located in the United States, for the year ended December 31, 2011:

Oil and Gas Reserve Quantities:

	Oil (MBbl)	Gas (MMcf)
Proved reserve quantities, January 1, 2010	55	8,434
Production	(5)	(1,007)
Revision of quantity estimates	2	427

Proved reserve quantities, December 31, 2010	52	7,854

Sales of minerals-in-place	—	(1)
Production	(5)	(761)
Revisions of quantity estimates	7	(112)

Proved reserve quantities, December 31, 2011	54	6,980

Proved developed reserve quantities:
December 31, 2010	45	6,993
December 31, 2011	48	6,196
Proved undeveloped reserve quantities:
December 31, 2010	7	861
December 31, 2011	6	784

Presented below is the Company’s share of standardized measure of discounted future net cash flows as of December 31, 2011 for its equity investments:

Standardized Measure of Estimated Future Net Cash Flows:

	For the year ended December 31,
	2011	2010
	(in thousands)
Future cash inflows	$32,418	$33,916
Future production costs	11,540	11,485
Future development costs	2,522	2,506
Future income taxes	6,744	6,512

Future net cash flows	11,612	13,413
10% annual discount for estimated timing of cash flows	4,571	5,345

Standardized measure of discounted future cash flows	$7,041	$8,068

The principal sources of change in the Company’s share of standardized measure of discounted future net cash flows for the Company’s equity investments for 2011 are as follows (in thousands except for product prices):

Changes in Standardized Measure:

	For the year ended December 31,
	2011	2010
	(in thousands)
Standardized measure, beginning of period	$8,068	$7,335
Changes in prices, net of production cost	2,288	3,525
Revision of quantity estimates	31	454
Development costs incurred, previously estimated	(14)	824
Change in estimated future development costs	44	(867)
Sales of minerals-in-place	(2)	—
Sale of oil and gas produced, net of production costs	(2,164)	(3,000)
Accretion of discount	1,073	910
Change in estimated future income taxes	(167)	(643)
Changes in timing of estimated cash flows and other	(2,116)	(470)

	$7,041	$8,068

Current prices at year-end, used in standardized measure:
Oil (per barrel)	$96.16	$79.43
Gas (per Mcf)	$4.11	$4.37

NOTE O: Subsequent Events

In January, 2012, the Company awarded 167,520 in restricted stock units to directors and officers, including subsidiary officers. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Vesting occurs over a three year period for 149,000 of these units and over one year for the remaining 18,520 units.

On January 20, 2012, the Company closed on an acquisition of unproved leasehold interests in McKenzie County, North Dakota. The Company acquired an average net interest of 10.2% in approximately 3,700 net acres. The Company’s net acquisition cost was $12.7 million and was funded with working capital and borrowings on its credit facility.

On February 29, 2012, the Company closed an acquisition of producing wells and acreage in the Austin Chalk trend of east Texas in the Brookeland field area. The Company acquired varying working interests in 96 producing and productive wells across approximately 170,000 net acres. The Company’s net acquisition cost was $40.4 million, subject to closing adjustments for normal operating activity and other customary purchase price adjustments. The acquisition was funded with borrowings on its credit facility.

As a result of the two acquisitions and other capital expenditures, the outstanding balance on the Company’s credit facility was $60 million as of March 9, 2012.

On January 30, 2012, the Company entered into one additional natural gas swap and two additional crude oil swaps. The natural gas swap has a term of February 2012 to December 2013. The swap has a quantity of 20,000 Mmbtus per month at a fixed price of $2.925 per Mmbtu during 2012 and $3.560 per Mmbtu during 2013. The first of the two crude oil swaps has a term of January 2012 to December 2013. The swap has a quantity of 5,000 Bbls per month at a fixed price of $99.55 per barrel during 2012 and $97.60 during 2013. The second of the two crude oil swaps has a term of January 2012 to December 2013. The swap has a quantity of 5,000 Bbls per month at a fixed price of $107.30 per barrel during 2012 and $100.70 during 2013.

On February 24, 2012, the Company entered into an additional crude oil swap. The swap has a term of March 2012 to December 2013. The swap has a quantity of 10,000 Bbls per month at a fixed price of $108.45 per Mmbtu during 2012 and $105.55 during 2013.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant”)

Dated: March 13, 2012	By:	/s/ Frank A. Lodzinski
Frank A. Lodzinski, President and Chief Executive Officer

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints FRANK A. LODZINSKI and HOWARD E. EHLER, and each of them severally his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K for the year ended December 31, 2011, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Lodzinski	President, Chief Executive Officer	March 13, 2012
Frank A. Lodzinski	(principal executive officer) and Director

/s/ Howard E. Ehler	Principal Financial Officer and Principal Accounting Officer	March 13, 2012
Howard E. Ehler

/s/ Robert J. Anderson	Director	March 13, 2012
Robert J. Anderson

/s/ Bryant W. Seaman III	Director	March 13, 2012
Bryant W. Seaman III

/s/ Jay F. Joliat	Director	March 13, 2012
Jay F. Joliat

/s/ Donald J. Whelley	Director	March 13, 2012
Donald J. Whelley

/s/ Nicholas L. Voller	Director	March 13, 2012
Nicholas L. Voller

/s/ Michael A. Vlasic	Director	March 13, 2012
Michael A. Vlasic