Form 10-K/A
period 2011-12-31
GEORESOURCES INC
filed 2012-04-30
CIK 41023

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2011: $451,046,891

Number of shares of the registrant’s common stock outstanding at April 24, 2012: 25,632,322

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

GeoResources, Inc., a Colorado corporation, (the “Company,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

GeoResources, Inc.

Form 10-K/A

(Amendment No. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The following table sets forth certain information as of April 24, 2012, regarding our directors and named executive officers:

Name	Age	Position(s) with the Company
Frank A. Lodzinski	62	Chairman, President and Chief Executive Officer
Robert J. Anderson	50	Director, Chief Operating Officer (Northern Division) and Executive Vice President - Engineering and Acquisitions
Jay F. Joliat	55	Director
Bryant W. Seaman, III	59	Director
Michael A. Vlasic	51	Director
Nicholas L. Voller	61	Director
Donald J. Whelley	57	Director
Howard E. Ehler	67	Chief Financial Officer
Timothy D. Merrifield	56	Executive Vice President - Geology and Geophysics
Francis M. Mury	60	Chief Operating Officer (Southern Division) and Executive Vice President

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

Jay F. Joliat has, for more than the past nine years, been an independent investor and developer in commercial, industrial and garden style apartment real estate and development, residential home building, restaurant ownership and management, as well as venture private equity in generic pharmaceuticals, medical devices and oil and gas. He previously formed and managed his own investment management company early in his career and was formerly employed by E.F. Hutton and Dean Witter

Reynolds. He holds a Bachelor of Arts Degree in Management and Finance from the Oakland University (1982) and was awarded a Certified Investment Management Analyst certificate in 1983 after completion of the IMCA program at the Wharton School of Business of the University of Pennsylvania. From 1996 through 2003, Mr. Joliat served on the Board of Directors of Caraco Pharmaceutical Laboratories Ltd., a company with a class of equity securities registered under the Exchange Act, and served in various capacities on the audit, executive and compensation committees.

Bryant W. Seaman, III has been Managing Director at Bessemer Trust since November 2005, where he is Head of Private Asset Advisory. From 2004 through October 2005 he was a Partner, Merchant Banking, of Gregory & Hoenemeyer, Inc. From 2002 to 2004 he was Group Executive Vice President, International, of the New York Stock Exchange, Inc. From 1998 through 2001 he was a Managing Director of Deutsche Banc Alex. Brown. From 1995 through 1997 he was a General Partner of Asia/Pacific Capital Partners, and from 1983 to 1995 he was a Managing Director, Investment Banking, at Credit Suisse First Boston. Mr. Seaman holds an A.B. degree in Political Science from Stanford University and MBA and Juris Doctor degrees from Columbia University.

Michael A. Vlasic has served on the Board of Managers of Southern Bay Energy, LLC since its inception in 2004. He previously was a Director of Texoil, Inc., a company with a class of equity securities registered under the Exchange Act, where he served on its executive committee from 1997 until its sale to Ocean Energy Inc. in 2001. For more than the past nine years he has been Chief Executive Manager of Vlasic Investments L.L.C. He is a 1982 graduate of Brown University and holds an MBA from the University of Michigan (1986).

Nicholas L. Voller has been a shareholder with Voller Lee & Associates, P.C., a CPA firm located in Williston, North Dakota for over the past five years. Mr. Voller is a certified public account with over 30 years of practice in the public accounting field. He graduated from the University of North Dakota in 1972.

Donald J. Whelley has been a Managing Member of DJW Advisors, LLC since 2008, advising clients on their direct oil and gas investments, strategic resources, litigation support and due diligence. From 1993 to 2008, he was Executive Vice President of John S. Herold, Inc., where he was Chief Financial Officer and responsible for managing valuation and consulting engagements. From 1991 to 1993, he was the Chief Financial Officer of Damson Oil Corporation, guiding it through its bankruptcy and the ultimate disposition of its oil and gas properties. Prior to 1991, he held management positions with B&D Equities, Inc., a broker-dealer; Granada Corporation, an agricultural biotech company; Damson Oil Corporation; and Arthur Andersen & Co. Mr. Whelley holds a B.S. degree in Accounting from Clarkson University.

Howard E. Ehler has been our Chief Financial Officer and Principal Accounting Officer since April 2007. He was the Vice President and Chief Financial Officer of AROC, Inc. from May 2001 through December 2004. Since January 2005, Mr. Ehler has been employed by Southern Bay Energy, LLC as Vice President and Chief Financial Officer. He previously served as Vice President of Finance and Chief Financial Officer for Midland Resources, Inc. from March 1997 through October 1998. From November 1999 through April 2001 he performed independent accounting and auditing services in oil and gas as a sole practitioner in public accounting. He was employed in public accounting with various firms for over 21 years, including practice with Grant Thornton LLP, where he was admitted to the partnership. He has substantive experience in oil and gas banking, finance, accounting and reporting. In addition, his experience includes administration, tax, budgets, forecasts and cash management. Mr. Ehler holds an Accounting Degree from Texas Tech University (1966) and has been a Certified Public Accountant since 1970.

Timothy D. Merrifield was appointed Executive Vice President – Geology and Geophysics in January 2012. Mr. Merrifield has over 30 years of industry experience. He has been employed by the Company since April 2007 and previously as Vice-President – Geology and Geophysics for our Southern Division where he successfully led our exploration and development activities. His prior experience includes both domestic and international projects and he has also had responsibility for our reservoir engineering and project management. He was employed by AROC, Inc. as Vice President – Exploration from November 1998 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Vice President Geology and Geophysics. Additionally, he was employed by Forcenergy, Inc. from January 1997 to November 1998 as a Senior Explorationist and Great Western Resources, Inc. from January 1986 to January 1997 where he was promoted to Exploration Manager in February 1994. Prior to 1986 Mr. Merrifield was employed by L&B Oil Co., Inc., Core Laboratories, Inc., Mesa Petroleum and Atlantic Richfield, Inc. He attended Texas Tech University.

Francis M. Mury has been Executive Vice President and Chief Operating Officer – Southern Division since April 2007. He has been active in the oil and gas industry since 1974. He was employed by AROC, Inc. as Executive Vice President from May 2001 through December 2004. Since January 2005, he has been employed by Southern Bay Energy LLC as Executive Vice

President. Mr. Mury worked for Texaco, Inc. from July 1974 through March 1979, ending his tenure there as a petroleum field engineer. From April 1979 through December 1985, he worked for Wainoco Oil & Gas as a production engineer and drilling superintendent. From January 1986 to November 1989 he worked for Diasu Oil & Gas as an operations manager. He has worked with Mr. Lodzinski since 1989, including at Hampton Resources Corporation, where he served as Vice President – Operations from January 1992 through May 1995, and Texoil, Inc., where he served as Executive Vice President from November 1997 through February 2001. His experience extends to all facets of petroleum engineering, including reservoir engineering, drilling and production operations and further into petroleum economics, geology, geophysics, land and joint operations. Geographical areas of experience include the Gulf Coast (offshore and onshore), east and west Texas, Mid-Continent, Florida, New Mexico, Oklahoma, Wyoming, Pennsylvania and Michigan. Mr. Mury received a degree in Computer Science (1974) from Nicholls State University, Thibodeaux, Louisiana.

Corporate Governance

We are committed to high quality corporate governance, which helps us compete more effectively, sustain our success and build long-term shareholder value. Our Board reviews the Company’s policies and business strategies, and advises and counsels the executive officers who manage the Company.

Governance is a continuing focus at the Company, starting with the Board and extending to management and all employees. In this section, we describe our key governance policies and practices. The Company is governed by a Board of Directors and committees of the Board that meet throughout the year. Directors discharge their responsibilities at Board and committee meetings and also through telephone contact and other communications with management.

Corporate Governance Materials

The full text of the charters of our Audit, Nominating and Compensation Committees and our Business Conduct and Code of Ethics can be found at www.georesourcesinc.com. Copies of these documents also may be obtained from our Corporate Secretary.

Board of Directors Diversity

The Board does not have a formal diversity policy. The Board considers candidates that will make the board as a whole reflective of a range of talents, skills, diversity and expertise.

Shareholder-Recommended Director Candidates

Our Nominating Committee will consider shareholder recommendations of director candidates who are highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. Shareholders recommending candidates for consideration should send their recommendations, including the candidate’s name and information about the candidate’s qualifications to:

Nominating Committee

c/o Cathy Kruse, Corporate Secretary

P.O. Box 1505

Williston, North Dakota 58801-1505

Submissions must include sufficient biographical information concerning the recommended individual, including age, educational background, employment history for at least the past five years indicating employer’s names and description of the employer’s business and any other biographical information that would assist the Nominating Committee in determining the qualifications of the individual. The Nominating Committee will consider all candidates, whether recommended by shareholders or members of management. The Nominating Committee will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting. The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

Board Leadership

The Board is responsible for the control and direction of the Company. The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value. Mr. Lodzinski serves as Chairman of the Board, President and Chief Executive Officer of the Company. The Board believes that Mr. Lodzinski is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry and is also the person most capable of effectively identifying strategic priorities and leading the discussion and execution of corporate strategy. In this combined role, Mr.

Lodzinski is able to foster clear accountability and effective decision making. The Board believes that the combined role of Chairman and CEO strengthens the communication between the Board and management and provides a clear roadmap for shareholder communications. Further, as the individual with primary responsibility for managing day-to-day operations, Mr. Lodzinski is best positioned to chair Board meetings and ensure that key business issues and risks are brought to the attention of our Board and Audit Committee. We therefore believe that the creation of a lead independent director position is not necessary at this time.

Board Risk Oversight

Our Board has ultimate responsibility for general oversight of risk management processes. The Board receives regular reports from Mr. Lodzinski on areas of risk facing the Company. By its very nature, the exploration and production oil and gas business has numerous risks and our risk management processes are intended to identify and manage such risks, operations and business objectives. Generally, the full Board (or the appropriate committee in the case of risks in areas for which responsibility has been delegated to a particular committee) engages with the appropriate members of management to enable its members to understand and provide input to and oversight of our risk identification, risk management and risk mitigation strategies. The Audit Committee also meets without management present to, among other things, discuss the Company’s risk management culture and processes. In the event, a committee receives a report from a member of management regarding areas of risk, the Chair of the relevant committee will report on the discussion to the full Board to the extent necessary or appropriate. This enables the Board to coordinate risk oversight, particularly with respect to interrelated or cumulative risks that may involve multiple areas for which more than one committee has responsibility.

Compensation Committee Risk Assessment

The Compensation Committee reviewed and discussed an internal risk assessment of the Company’s executive and non-executive compensation programs and the outcomes of such assessment. Based on such review, the Compensation Committee believes that the Company’s compensation programs (i) do not motivate our executives or our non-executive employees to take excessive risks, (ii) are aligned with shareholders’ best interests, and (iii) are not reasonably likely to have a material adverse effect on the Company. Our compensation programs are designed to support and reward appropriate risk taking and include the following:

•	A proper balance of operating and financial performance;

•	Short-term and long-term performance periods;

•	The Compensation Committee has the ability to exercise downward discretion in determining awards under our short-term incentive compensation; and

•	Multi-year vesting schedules for stock options and restricted stock unit awards.

Shareholder Communications with Directors

Shareholders and other interested parties may communicate with any of our independent directors, including Committee Chairs, by using the following address:

GeoResources, Inc.

Board of Directors

c/o Cathy Kruse, Corporate Secretary

P.O. Box 1505

Williston, North Dakota 58801-1505

E-mail: independentdirectors@georesourcesinc.com

The Corporate Secretary of the Company reviews communications to the independent directors and forwards the communications to the independent directors as appropriate. All such communications should identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. Our Corporate Secretary will make copies of all such communications and circulate them to the appropriate director or directors. Communications involving substantive accounting or auditing matters will be immediately forwarded to the Chair of the Audit Committee. Communications that pertain to non-financial matters will be forwarded promptly to the appropriate committee. Certain items that are unrelated to the duties and responsibilities of the Board will not be forwarded such as: business solicitation or advertisements; product related inquiries; junk mail or mass mailings; resumes or other job related inquiries; spam and overly hostile, threatening, potentially illegal or similarly unsuitable communications.

Meetings of the Board and Committees

During 2011, our Board of Directors held two meetings. Each director attended at least 75% of the meetings (held during the period that such director served) of the Board and the committees on which such director served in 2011.

In addition, the Board acts from time to time by unanimous written consent in lieu of holding a meeting. During 2011, the Board effected four actions by unanimous written consent. Members of our Board are encouraged to attend our annual meeting of shareholders. Three of our directors attended our 2011 annual meeting.

The following table sets forth the three standing committees of our Board, the members of each committee, and the number of meetings held by our Board and the committees during 2011:

Director	Board	Audit Committee	Compensation Committee	Nominating Committee
Frank A. Lodzinski	Chair
Collis P. Chandler (1)	X
Jay F. Joliat	X	Chair	X	X
Bryant W. Seaman, III	X		Chair	X
Michael A. Vlasic	X		X
Nicholas L. Voller	X	X*
Donald J. Whelley	X	X*		Chair
Meetings in 2011	2	5	4	2

*	Audit Committee Financial Expert.
(1)	Mr. Chandler resigned from the Board on August 1, 2011.

Committees of the Board

To assist it in carrying out its duties, the Board has delegated certain authority to an Audit Committee, Compensation Committee and Nominating Committee as the functions of each are described below.

Audit Committee. The Audit Committee provides oversight of the Company’s accounting policies, internal controls, financial reporting practices and legal and regulatory compliance. Among other things, the Audit Committee: appoints our independent auditor and evaluates its independence and performance; maintains a line of communication between the Board, the Company’s financial management and the independent auditor; and oversees compliance with the Company’s policies for conducting business, including ethical business standards. Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of applicable NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board has further determined that Mr. Voller and Mr. Whelley (i) are “audit committee financial experts” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and (ii) also meet NASDAQ’s financial sophistication requirements.

Nominating Committee. The Nominating Committee nominates board candidates based on whom they believe will be effective in serving the long-term interests of the Company and its shareholders. Candidates are evaluated based upon their backgrounds and the need for any required expertise on the Board and its committees. The members of our Nominating Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

Compensation Committee. The Compensation Committee oversees the development and administration of the Company’s compensation policies and programs. The primary function of this Committee is to review and approve our executive compensation and benefit programs. Additionally, this Committee approves the compensation of our named executive officers, including the Chief Executive Officer and reviews the Compensation Discussion and Analysis and prepares a compensation committee report for inclusion in our proxy statements. The Compensation Committee oversees all matters related to shareholder approval of executive compensation and evaluates the risk-taking incentives and risk management of our compensation policies and practices. The Compensation Committee also has the authority to obtain independent advice and assistance from internal or external legal, accounting and other advisors, at the Company’s expense. Our Chief Executive Officer is expected to recommend to the Compensation Committee the compensation for our other named executive officers. The members of the Compensation Committee are all independent directors within the meaning of applicable NASDAQ listing standards, and all of the members are “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist in the evaluation of director and named executive officer compensation, including change in control provisions. The Compensation Committee has sole authority to approve the consultant’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of such consultants. During 2011, the Compensation Committee engaged the services of Longnecker & Associates (“Longnecker”). The terms of Longnecker’s engagement are set forth in an engagement agreement that provides, among other things, that Longnecker is engaged by, and reports only to, the Compensation Committee and will perform the compensation advisory services requested by the Compensation Committee. Among the services Longnecker was asked to perform were apprising the Compensation Committee of compensation-related trends, developments in the marketplace and industry best practices; informing the Compensation Committee of compensation-related regulatory developments; providing peer group survey data to establish compensation ranges for the various elements of compensation; providing an evaluation of the competitiveness of the Company’s executive and director compensation and benefits programs; assessing the relationship between executive pay and performance; advising on the background, rationale and design of change-in-control provisions; and advising on the design of the Company’s incentive compensation programs. Longnecker does not provide any other services to the Company.

Business Conduct and Code of Ethics

Our Board has adopted a Business Conduct and Code of Ethics (“Code of Ethics”), which provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code of Ethics provides that:

•	We will comply with all laws, rules and regulations;

•	Our directors, officers, and employees are to avoid conflicts of interest and are prohibited from competing with the Company or personally exploiting our corporate opportunities;

•	Our directors, officers, and employees are to protect our assets and maintain our confidentiality;

•	We are committed to promoting values of integrity and fair dealing; and

•	We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports and tax returns.

Our Code of Ethics also contains procedures for employees to report, anonymously or otherwise, violations of the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2011 all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except that one Form 4 was filed for Mr. Vlasic on October 11, 2011 with respect to transactions occurring on October 5, 2011.

Item 11. Executive Compensation

Compensation Discussion and Analysis

2011 Shareholder Vote on Executive Compensation

In June 2011, the Company held its first shareholder advisory vote to approve the compensation paid to our named executive officers in 2010, which resulted in 98% of the votes cast approving such compensation. The Compensation Committee considered the results of the advisory vote in reviewing our executive compensation program, noting the high level of shareholder support, and elected to continue its efforts to bring the compensation of the named executive officers more in line with the Company’s peers by utilizing the same principles in determining the types of compensation to be paid to our named executive officers in 2011. Accordingly, the Compensation Committee retained Longnecker, as its independent compensation consultant. The Committee will continue to focus on responsible executive compensation practices that attract, motivate and retain highly talented individuals with requisite technical and managerial skills to implement our business strategy.

Overview

The following Compensation Discussion and Analysis, or CD&A, provides information about the compensation program for our principal executive officer, principal financial officer and our other three most highly-compensated executive officers (collectively, the “named executive officers”), and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of the material elements of our compensation program and specific information about its various components.

Although this CD&A focuses on the information in the tables below and related footnotes, as well as the supplemental narratives relating to the year ended December 31, 2011, we also describe compensation actions taken after the last completed year to the extent such discussion enhances the understanding of our named executive officer compensation disclosure.

During mid-2011, the Compensation Committee retained Longnecker to advise the Committee on all aspects of executive and non-employee director compensation. Thereafter, Longnecker undertook a thorough review of the Company’s executive and non-employee director compensation and provided revised recommendations to the Committee. Thereafter, during the fourth quarter of 2011, the Committee met with Longnecker and thereafter determined to implement changes as discussed below. These changes related to base salaries, short-term incentive compensation and change in control payments. In addition, we modified our non-employee director compensation as discussed below.

Compensation Philosophy and Objectives

We operate in a highly competitive and challenging environment and must attract, motivate and retain highly talented individuals with the requisite technical and managerial skills to implement our business strategy. The objectives of our compensation program are to:

•	Encourage growth in our oil and natural gas reserves and production;

•	Encourage growth in cash flow and profitability;

•	Mitigate risks in our business related to compensation by balancing fixed compensation with short-term and long-term incentive compensation; and

•	Enhance total shareholder returns through a compensation program that attracts and retains highly qualified executive officers.

Elements of Our Compensation Program

Element	Characteristics	Primary Objective
Base Salary	Cash	Attract and retain highly talented individuals

Short-Term Incentives	(a) Cash bonus (b) Cash-based performance awards	Reward for corporate and individual performance

Long-Term Incentives	(a) Stock options with multi-year vesting periods and (b) Restricted stock units with multi-year vesting periods	Align the interests of our employees and shareholders by providing employees with incentive to perform technically and financially in a manner that promotes share price appreciation

Other Benefits	401(k) matching plans and employee health benefit plans	Provide benefits that promote employee health and support employees in attaining financial security

Base Salary. Base salary is the principal fixed component of our compensation program and is generally reviewed in the first quarter each year. It provides our named executive officers with a regular source of income to compensate them for their day-to-day efforts in managing the Company. Base salary is primarily used to attract and retain highly talented individuals. Base salary varies depending on the named executive officer’s experience, responsibilities, education, professional standing in the industry, changes in the competitive marketplace and the importance of the position to the Company.

In January 2011, prior to retaining Longnecker, the Compensation Committee reviewed the compensation of our named executive officers in relation to the compensation of executive officers of companies in the peer group we used at that time (see “Peer Group” below) and determined that our named executive officers received compensation that was materially less than the executive officers in the peer group. Accordingly, the Compensation Committee adjusted the salaries of our named executive officers generally in seeking to bring such salaries into the range of the peer group. Although increases in base salary for Messrs. Lodzinski, Ehler, Anderson and Mury were significant, the Compensation Committee believes further adjustments were required as our base salaries have lagged behind industry competitors and the adjusted base salaries are well within the range for our peer group. In January 2012, further adjustments were made consistent with the analysis and recommendations provided to the Committee by Longnecker. These adjustments generally increased base salaries for our named executive officers to approximately the mid-point of our peer group. The following table shows the base salaries for our named executive officers in 2011 and 2012 (effective January 1, 2012):

Name	2011 Base Salary ($)	2012 Base Salary ($)
Frank A. Lodzinski	260,000	450,000
Howard E. Ehler	200,000	225,000
Robert J. Anderson	210,000	250,000
Timothy D. Merrifield	200,000	230,000
Francis M. Mury	210,000	230,000

Short-Term Incentives. Short-term incentive compensation is the short-term variable portion of our annual compensation program and is based on the principle of pay-for-performance. Short-term incentives have historically been reviewed in the first quarter of each year or at the end of the fourth quarter. The objective of short-term incentives is to reward our named executive officers based on the performance of the Company as a whole during the preceding 12-month period and the contributions of the individual named executive officer in relation to our success.

The evaluation of the Company’s performance is based on a macro review of the Company at year-end in comparison to the prior year, including the following financial metrics: total production growth; proved reserve growth; earnings before interest, tax, depreciation, depletion, amortization and exploration expenses, as adjusted to exclude non-cash compensation, impairments, hedge ineffectiveness and income or loss on derivative contracts (“Adjusted EBITDAX”); and the Compensation Committee will also consider other factors including, operating income, finding and development costs and operating costs. Additionally, the prices of oil and gas will be considered as a result of their cyclical nature and correlation to our business. The Compensation Committee has determined that Adjusted EBITDAX continues to be appropriate because it is widely accepted by the investment community as a financial indicator of a company’s ability to internally fund development and exploration activities and it reflects a company’s ability to adapt to the impact of changing commodity prices as well as oilfield service costs. The Compensation Committee reviews all of these factors without assigning any specific weight to any of them.

The second part of the evaluation is the individual contribution by the named executive officer in relation to the Company’s performance. This includes an analysis of each named executive officer’s hard work, individual responsibility and productivity in relation to the Company’s reserve growth, production growth, performance and profitability for the year. These are broad parameters and any given individual’s contribution to increases in reserve growth, production growth, Company performance and profitability ultimately is determined qualitatively. The Compensation Committee subjectively reviews all of the above factors without assigning any specific weight to any factor and without using any specific formula or calculation to determine and approve short-term incentive grants as it deems appropriate.

In early January 2012, the Compensation Committee reviewed the performance of the Company in 2011 compared to 2010 and determined that the Company had successfully expanded activities relating to the Bakken shale and Eagle Ford shale, as well as successfully achieving increases in production (4% for the year and 20% in the fourth quarter of 2011 compared to the same period in 2010), proved reserves (22%) and Adjusted EBITDAX (34%). The Compensation Committee also reviewed the data previously provided by Longnecker with respect to the total annual cash compensation paid to the named executive officers of the companies in the peer group. Accordingly, the Compensation Committee awarded cash bonuses to our named executive officers in recognition of their individual efforts and performance, in recognition of the financial and operating results realized by the Company in 2011 and also as consideration of the fact that our compensation program has lagged behind our competitors. The following table shows the cash bonuses paid to our named executive officers in 2010 and 2011:

Name	2010 Cash Bonus ($)	2011 Cash Bonus ($)
Frank A. Lodzinski	150,000	350,000
Howard E. Ehler	100,000	100,000
Robert J. Anderson	100,000	150,000
Timothy D. Merrifield*	—	110,000
Francis M. Mury	100,000	110,000

*	Not a named executive officer in 2010.

Long-Term Incentives. Long-term incentives are provided to our named executive officers under the GeoResources, Inc. Amended and Restated 2004 Employees’ Stock Incentive Plan (the “2004 Plan”), which was most recently re-approved by our shareholders in June 2011. These incentives are intended to align the interests of shareholders with employees by providing employees with incentive to perform technically and financially in a manner that promotes total shareholder return. Furthermore, we believe that long-term incentives create an incentive for future performance and create a retention incentive. In determining long-term incentives, the Compensation Committee considers a named executive officer’s potential for future successful performance and leadership as part of the executive management team, taking into account past performance and leadership as a key indicator.

Under the 2004 Plan, the Compensation Committee has the flexibility to choose between a number of forms of long-term incentive compensation, including stock options, stock appreciation rights, restricted stock unit awards, restricted stock awards, performance units, performance shares, or other incentive awards. Historically, the Compensation Committee has primarily used stock options. In April 2011, consistent with past practice of periodically addressing long-term incentive compensation, the Compensation Committee reviewed the modifications to the base salaries and the status of the outstanding unvested stock options of our named executive officers in relation to the total compensation to be received by our named executive officers. As a result, the Compensation Committee granted restricted stock unit awards under the 2004 Plan to our named executive officers. One-third of the awards will vest on the first anniversary of the grant date and the remaining two-thirds will vest on a pro-rata monthly basis over the remaining two years subject to the named executive officer’s continued employment. Recognizing that we are constantly competing for the most talented individuals in our industry, we granted these restricted stock unit awards, to promote retention and future long-term performance. The restricted stock unit awards in 2011 were granted to our named executive officers on April 29, 2011 and the restricted stock unit awards for 2012 were granted on January 6, 2012, as set forth below:

Name	2011 Restricted Stock Unit Awards (1) (#)	2012 Restricted Stock Unit Awards (1) (#)
Frank A. Lodzinski	20,000	30,000
Howard E. Ehler	12,000	15,000
Robert J. Anderson	15,000	20,000
Timothy D. Merrifield	15,000	16,000
Francis M. Mury	15,000	16,000

(1)

One-third of the awards will vest on the first anniversary of the grant date and the remaining two-thirds will vest on a pro-rata monthly basis over the remaining two years subject to the named executive officer’s continued employment.

Other Benefits. All employees may participate in our 401(k) Retirement Savings Plan (the “401(k) Plan”) established many years ago. Each employee may make before-tax contributions in accordance with the limits of the Internal Revenue Service. We provide this 401(k) Plan to help our employees attain financial security by providing them with a program to save a portion of their cash compensation for retirement in a tax efficient manner. Our matching contribution is an amount equal to 100% of the employee’s elective deferral contribution not to exceed 4% of the employee’s compensation.

All full time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Roles of our CEO and the Compensation Committee in Setting Executive Compensation

Our Compensation Committee is comprised solely of independent directors and has overall responsibility for the compensation of our named executive officers. The Compensation Committee monitors our non-employee director and named executive officer compensation and benefit plans, policies and programs to insure that they are consistent with our compensation philosophy and objectives. Our Chief Executive Officer, Mr. Lodzinski, makes recommendations to the Compensation Committee regarding the base salary, short-term and long-term incentive compensation with respect to the named executive officers (other than himself) based on his analysis and assessment of their performance. Such officers are not present at the time of these deliberations. The Compensation Committee, in its discretion, may accept, modify or reject any or all such recommendations. The Compensation Committee independently determines the salary, short-term and long-term incentive compensation for our Chief Executive Officer with limited input from him. The Compensation Committee makes periodic awards to our named executive officers under the 2004 Plan.

Factors Considered in Setting Executive Compensation

To achieve the objectives of our compensation program, the Compensation Committee believes that the compensation of each of our named executive officers should reflect the performance of the Company as a whole and the contributions of the individual named executive officer in relation to our success. In other words, our compensation program is based on the principle of pay for performance. The following is a summary of the factors considered in setting compensation for our named executive officers in addition to the factors discussed above under each element of our compensation program.

Review of Peer Group Compensation Data. The Compensation Committee periodically reviews survey and peer group compensation information in monitoring our compensation program, including the types and levels of compensation of executives in a peer group of companies in the domestic exploration and production sector. The peer group was selected based on an assessment and determination that each of them is reasonably comparable to the Company in terms of business scope, market capitalization, total annual revenues and which compete with the Company for talent. We use this peer group information as a point of reference, but do not benchmark or target our compensation levels against our peer group. The Compensation Committee may make modifications to the peer group from time to time due to consolidations within, and to accommodate new companies entering, the domestic oil and gas exploration and production industry, or for other reasons.

After review of the peer group compensation programs, the Compensation Committee believes that the elements of our compensation program, which include base salary, short-term incentive compensation in the form of cash bonuses, long-term incentive compensation in the form of stock options and restricted stock unit awards (or other stock based compensation as allowed by the 2004 Plan) and our benefits compensation, including 401(k) retirement savings plan and other benefits, are comparable to those offered by our industry competitors. However, our Compensation Committee concluded that the base salary levels and the levels of total compensation of our named executive officers were lower than those of comparable executive officers in the peer group.

Peer Group. In the fourth quarter of 2011, members of our management team met with representatives from Longnecker, our independent compensation consultant, in advising our Compensation Committee in the selection of a group of companies that they consider a “peer group” for executive officer and director compensation analysis purposes. This peer group was then used for purposes of developing the recommendations presented to our Board for the 2011 annual incentive awards for our named executive officers. The oil and gas companies that comprise this peer group were selected primarily because they (i) have similar annual revenue, assets and market capitalization as us and (ii) potentially compete with us for executive talent. In light of the Compensation Committee’s discussions with Longnecker, it was determined that certain changes to the peer group utilized in the beginning of 2011 were necessary in order to establish an appropriate peer group going forward.

The following table sets forth (i) on the left-hand side – 2011 Peer Group, the companies that comprise the peer group reviewed by the Compensation Committee in the beginning of 2011 with respect to the base salaries for and 2011 long-term incentive compensation decisions, and (ii) on the right-hand side – 2012 Peer Group, companies that comprise the peer group reviewed by the Compensation Committee, after retaining Longnecker, with respect to the 2011 short-term incentive compensation determined in January 2012 compensation decisions.

2011 Peer Group	2012 Peer Group
Abraxas Petroleum Corporation	Abraxas Petroleum Corporation
Approach Resources, Inc.	Approach Resources, Inc.
Callon Petroleum Company	Callon Petroleum Company
Carrizo Oil & Gas, Inc.	Carrizo Oil & Gas, Inc.
Crimson Exploration Inc.	Forest Oil Corp
Endeavour International Corporation	Goodrich Petroleum Corporation
Evolution Petroleum Corporation	Kodiak Oil & Gas Corp
Gastar Exploration Ltd.	Magnum Resources Corporation
GeoMet, Inc.	Penn Virginia Corp
GMX Resources Inc.	Petroleum Development Corporation
Goodrich Petroleum Corporation	Petroquest Energy, Inc.
Kodiak Oil & Gas Corp	Resolute Energy Corporation
Magnum Resources Corporation	Rex Energy Corporation
NGAS Resources, Inc.	Rosetta Resources, Inc.
Petroleum Development Corporation	Swift Energy
RAM Energy Resources, Inc.	Warren Resources, Inc.
Rex Energy Corporation
Resolute Energy Corporation
U.S. Energy Corp
Warren Resources, Inc.

Compensation Risks. The Compensation Committee reviewed the policies and practices of our compensation program, including, among other things, the types and level of our compensation in relation to the Company as a whole and on a per division basis and the fixed and variable aspects of our compensation. The Compensation Committee believes that the ownership stake in the Company provided by our long-term incentive compensation, including vesting of these awards over several years, is designed to align the interests of our named executive officers and employees with our shareholders and promote executive officer and employee retention. At the same time, the Compensation Committee believes that, as a result of our focus on long-term incentive compensation, our compensation program does not encourage our named executive officers to take unreasonable risks related to our business. Based upon this review, the Compensation Committee concluded that there are no risks that are reasonably likely to have a material adverse effect on the Company.

Lean Management Team. The Compensation Committee takes into consideration that the Company operates with a lean management team requiring each named executive officer to have significant responsibility.

Other Compensation Practices

Accounting and Tax Considerations. Awards of stock options, performance units, restricted stock and restricted stock units under the 2004 Plan are accounted for under FASB ASC Topic 718.

Section 162(m) of the Code, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to a company’s chief executive officer and certain other highly compensated executive officers. Specified compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee generally seeks to structure compensation amounts and plans that meet the requirements for deductibility under this provision. Specifically, the Compensation Committee has taken steps to qualify the stock option awards as performance-based compensation for this purpose. However, the Compensation Committee considers it important to retain flexibility to design compensation programs that are in the best interests of the Company and our shareholders. To this end, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limitations under Section 162(m) when the Compensation Committee believes that compensation is appropriate and in the best interests of the Company and our shareholders, after taking into consideration changing business conditions and performance of our employees. In addition, because of uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, the Compensation Committee cannot ensure that compensation intended by the Compensation Committee to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

Stock Ownership Guidelines and Insider Trading Policy. We do not currently have ownership requirements or a stock retention policy for our named executive officers or non-employee directors.

Our Board has adopted a policy restricting all employees, including our named executive officers, and non-employee directors from engaging in any hedging transactions with respect to our common stock held by them, which includes the purchase of any financial instrument (including prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of such equity securities. The Board also discourages our named executive officers and non-employee directors from pledging, or using as collateral, our common stock in order to secure personal loans or other obligations, which includes holding shares of our common stock in a margin account.

We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines and hedging prohibitions.

Equity Grant Practices. The exercise price of each stock option awarded under the 2004 Plan is generally above the closing price of our common stock on the date of grant, which is the date of the Compensation Committee meeting at which equity awards for the named executive officers are determined. Board and committee meetings are generally scheduled well in advance. Scheduling decisions are made without regard to anticipated earnings or other major announcements by the Company. The 2004 Plan prohibits the repricing of stock options without the consent of our shareholders. Historically, each stock option grant is issued with one-half of the option shares with an exercise price at or slightly greater than the closing price of our common stock and the other half with an even greater exercise price. The typical vesting period for our stock option awards is four years. The Compensation Committee has recently utilized restricted stock unit awards with a vesting period of one-third vesting on the one-year anniversary of the grant date and the remaining two-thirds vesting in 24 equal monthly installments on the first day of the month, beginning one year and one month after the grant date.

Clawback Provisions. Although we do not presently have any formal policies or practices that provide for the recovery of prior incentive compensation awards that were based on financial information later restated as a result of the Company’s material non-compliance with financial reporting requirements, in such event we reserve the right to seek all recoveries currently available under law. Beginning with our equity grants in April 2011, all equity awards to our named executive officers are subject to any clawback policies the Company may adopt which may result in the reduction, cancellation, forfeiture or recoupment of such awards if certain specified events occur, including, but not limited to, an accounting restatement due to any material noncompliance with financial reporting regulations by the Company. Although we have not yet adopted such a policy, we anticipate doing so upon promulgation of final rules by the SEC and are continuing to monitor the relevant laws and regulations regarding clawback policies.

No Employment Agreements. We have no employment contracts in place with any of our named executive officers, who serve at the will of our Board. Except as discussed in the following section with regard to the CIC Plan with respect to payments upon a change in control and reimbursement for health benefits, we do not have any compensatory plan or arrangement with respect to any named executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries or upon a change in control of the Company.

Payments Triggered Upon a Change in Control. The Compensation Committee believes that change in control plans are an important element of the compensation program, support shareholder value creation and are necessary to attract and retain highly talented individuals with the requisite technical and managerial skills to implement our business strategy. Because the CIC Plan (as defined below) gives the named executive officers reasonable assurance of transitional employment support, the Compensation Committee believes executive officers are able to maintain a more balanced, shareholder-focused approach to change in control situations.

The Compensation Committee determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of its named executive officers, notwithstanding the possibility, threat or occurrence of a change in control (as defined below) of the Company. The Compensation Committee believes it is imperative to diminish the inevitable distraction of the named executive officers by virtue of the personal uncertainties and risks created by a pending or threatened change in control and to encourage the named executive officers’ full attention and dedication to the Company currently and in the event of any threatened or pending change in control.

Unvested stock options and restricted stock unit awards become immediately exercisable and vested upon the occurrence of a change in control and do not require termination of employment. With regard to stock options, a “change in control” is defined in Section 14.2 of the 2004 Plan.

On March 14, 2012, after reviewing the information provided by Longnecker, our Compensation Committee adopted the GeoResources, Inc. Change in Control Plan (the “CIC Plan”). Pursuant to the CIC Plan, upon a change in control (as defined below) and contingent upon the named executive officer’s continuous employment with the Company through date of the change in control and execution of a binding release agreement, the named executive officer will be entitled to receive a lump sum cash payment in an amount equal to such named executive officer’s annual base salary as in effect immediately prior to the change in control on the first payroll after the fifty-fifth day following a change in control. Additionally, in the event a named executive officer incurs a separation from service (as defined below) from the Company or its successor for any reason within two years after a change in control, during the applicable continuation period (as defined below) the Company will reimburse the named executive officer or the named executive officer’s descendants, as the case may be, the full cost for continued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).

A “change in control” will be deemed to exist upon the occurrence of any of the following: (i) the acquisition by any one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; (ii) the acquisition by any one person, or more than one person acting as a group, of all or substantially all of the Company’s assets during the 12-month period ending on the date of the most recent acquisition. The term “substantially all” means at least 60% of the assets of the Company immediately before such acquisition(s); or (iii) when a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election. The term “continuation period” means a period commencing on the date of a named executive officer’s termination of employment until the earliest of: (i) 12 months following the date of termination; (ii) the date the named executive officer becomes eligible for coverage under the health insurance plan of a subsequent employer; or (iii) the date the named executive officer or the named executive officer’s eligible dependents cease to be eligible under COBRA. A “separation from service” means termination of a named executive officer’s employment with the Company; provided, that, such termination constitutes a separation from service within the meaning of Section 409A of the Code and the default presumptions set forth in the treasury regulations promulgated under Section 409A of the Code.

Also, see “Item 11. Executive Compensation – Potential Payments Triggered Upon a Change in Control” below for a discussion and calculation of the value of the immediate vesting of outstanding stock options, restricted stock unit awards and payments under the CIC Plan for our named executive officers.

Executive Compensation

Summary Compensation Table

The following table presents, for the years ended December 31, 2011, 2010 and 2009, the compensation of Mr. Lodzinski, our principal executive officer, Mr. Ehler, our principal financial officer, and Messrs. Anderson, Merrifield and Mury, our three most highly-compensated executive officers (other than the principal executive officer and the principal financial officer) who were serving as executive officers (collectively, the “named executive officers” or “NEOs”) as of December 31, 2011. We do not have any employment contracts with any of our named executive officers. There has been no compensation awarded to, earned by or paid to any employees required to be reported in any table or column in the years covered by any table, other than what is set forth in the following table.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Total ($)

Frank A. Lodzinski President, Chairman and Principal Executive Officer	2011	260,000	350,000	580,400	—	1,190,400
	2010	191,667	150,000	—	—	341,667
	2009	175,000	25,000	—	441,185	641,185

Howard E. Ehler Principal Financial Officer and Principal Accounting Officer	2011	200,000	100,000	348,240	—	648,240
	2010	148,333	100,000	—	—	248,333
	2009	125,000	20,000	—	220,592	365,592

Robert J. Anderson Executive Vice President - Engineering & Acquisitions and Chief Operating Officer (Northern Division)	2011	210,000	150,000	435,300	—	795,300
	2010	156,667	100,000	—	—	256,667
	2009	140,000	25,000	—	220,592	385,592

Timothy D. Merrifield (4) Executive Vice President - Geology & Geophysics	2011	200,000	110,000	435,300	—	745,300

Francis M. Mury Executive Vice President and Chief Operating Officer (Southern Division)	2011	210,000	110,000	435,300	—	755,300
	2010	160,000	100,000	—	—	260,000
	2009	150,000	20,000	—	220,592	390,592

(1)	The amounts reported in the Bonus column represent bonuses paid in February 2012 for performance in 2011, December 2010 for performance in 2010, and January 2010 for performance in 2009.
(2)

Reflects the full grant date fair value of restricted stock unit awards granted in 2011 calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For a discussion of valuation assumptions, see Note D to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(3)

The amounts for option awards represent the estimated fair value of stock options at the date of grant. Fair value of the options is determined by the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used, see Note D to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms of the option grants are set forth below in the table “Outstanding Equity Awards at Year-End for 2011.”

(4)	Information is provided for fiscal 2011 only for Mr. Merrifield. Mr. Merrifield was not a NEO in 2010 or 2009.

Grants of Plan-Based Awards for 2011

The following table provides information about time-based restricted stock unit awards granted under the 2004 Plan to our named executive officers during fiscal 2011.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards (1) ($)
Frank A. Lodzinski	4/29/2011	20,000	580,400
Howard E. Ehler	4/29/2011	12,000	348,240
Robert J. Anderson	4/29/2011	15,000	435,300
Timothy D. Merrifield	4/29/2011	15,000	435,300
Francis M. Mury	4/29/2011	15,000	435,300

(1)

Reflects the full grant date fair value of restricted stock unit awards granted in fiscal 2011 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note D to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

April 29, 2011 Restricted Stock Unit Awards. Each restricted stock unit represents a contingent right to receive one share of our common stock upon vesting. The restricted stock unit awards granted to the named executive officers on April 29, 2011 are subject to the following vesting schedule: approximately one-third vest on May, 1, 2012 and the remaining two-thirds will vest on a pro-rata monthly basis over the remaining two years, beginning on June 1, 2012, subject to the named executive officer’s continued employment with the Company through the vesting date. The named executive officers do not have the right to vote or dispose of the restricted stock units.

Outstanding Equity Awards at Year End

The following table provides information concerning the holdings of stock option and restricted stock unit awards by our named executive officers as of December 31, 2011. This table includes unexercised (both vested and unvested) stock option awards and unvested restricted stock unit awards with vesting conditions that were not satisfied as of December 31, 2011. Each equity grant is shown separately for each named executive officer. The vesting schedule for each outstanding equity award is shown in the footnotes following this table.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (2) (#)	Market Value of Shares or Units of Stock that Have Not Vested (3) ($)
Frank A. Lodzinski	10/10/2007	61,112	—	8.27	10/10/2017	—	—
	10/10/2007	61,112	—	9.56	10/10/2017	—	—
	2/3/2009	25,000	25,000	8.50	2/3/2019	—	—
	2/3/2009	25,000	25,000	10.00	2/3/2019	—	—
	4/29/2011	—	—	—	—	20,000	586,200
Howard E. Ehler	10/10/2007	17,500	—	9.56	10/10/2017	—	—
	2/3/2009	—	12,500	8.50	2/3/2019	—	—
	2/3/2009	—	12,500	10.00	2/3/2019	—	—
	4/29/2011	—	—	—	—	12,000	351,720
Robert J. Anderson	10/10/2007	18,750	—	9.56	10/10/2017	—	—
	2/3/2009	—	12,500	8.50	2/3/2019	—	—
	2/3/2009	—	12,500	10.00	2/3/2019	—	—
	4/29/2011	—	—	—	—	15,000	439,650
Timothy D. Merrifield	10/10/2007	15,000	—	9.56	10/10/2017	—	—
	3/26/2009	—	10,000	8.50	2/3/2019	—	—
	3/26/2009	—	10,000	10.00	2/3/2019	—	—
	4/29/2011	—	—	—	—	15,000	439,650
Francis M. Mury	10/10/2007	25,000	—	9.56	10/10/2017	—	—
	2/3/2009	—	12,500	8.50	2/3/2019	—	—
	2/3/2009	—	12,500	10.00	2/3/2019	—	—
	4/29/2011	—	—	—	—	15,000	439,650

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards at Year End Table:

Vesting Date	Mr. Lodzinski	Mr. Ehler	Mr. Anderson	Mr. Merrifield	Mr. Mury
02/03/2012	25,000	12,500	12,500	10,000	12,500
02/03/2013	25,000	12,500	12,500	10,000	12,500

(2)	The table below shows the vesting dates for the respective unvested restricted stock units listed in the above Outstanding Equity Awards at Year End Table:

Vesting Date	Mr. Lodzinski	Mr. Ehler	Mr. Anderson	Mr. Merrifield	Mr. Mury
05/01/2012	6,680	4,080	5,040	5,040	5,040
24 equal monthly installments on the first day of the month, beginning June 1, 2012	555	330	415	415	415

(3)

Market value of the restricted stock units represents the product of the closing price of our common stock as of December 30, 2011 (the last trading day of the year), which was $29.31, and the number of shares underlying each such award.

Option Exercises in 2011

The following table provides information concerning stock options exercised and shares of our common stock acquired upon exercise by our named executive officers for the year ended December 31, 2011.

	Option Awards
Name	Number of Shares Acquired on Exercise (1) (#)	Value Realized on Exercise (2) ($)
Frank A. Lodzinski (3)	27,776	562,047
Howard E. Ehler	77,500	1,502,308
Robert J. Anderson	81,250	1,517,168
Timothy D. Merrifield	65,000	1,221,016
Francis M. Mury	100,000	1,886,275

(1)

Represents the gross number of shares of common stock acquired upon exercise of vested options without taking into account any shares of common stock that may be withheld to cover the option exercise price or applicable tax obligations.

(2)

Represents the value of exercised options calculated by multiplying (i) the number of shares of common stock to which the exercise of the option related, by (ii) the difference between the actual realized price the individual received and the exercise price of the options.

(3)

In February 2011, Mr. Lodzinski exercised options to purchase 27,776 shares of our common stock. 8,500 shares were withheld by the Company to cover the exercise price of $8.92 per share with a net delivery of 19,276 shares of our common stock to Mr. Lodzinski.

Employment Contracts and Termination of Employment

We have no employment contracts in place with any of our named executive officers, who serve at the will of our Board. Except as set forth in our CIC Plan with respect to payments upon a change in control and reimbursement for health care benefits, we do not have any compensatory plan or arrangement with respect to any named executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries, or as a result of a change in control of the Company or a change in the named executive officers’ responsibilities following a change in control. See “Item 11. Executive Compensation – Potential Payments Triggered Upon a Change in Control.”

Potential Payments Triggered Upon a Change in Control

As of December 31, 2011. The 2004 Plan, under which stock options and restricted stock unit awards have been granted, contains provisions concerning accelerated vesting upon a change in control. The amounts shown in the following table reflect the potential value to our named executive officers as of December 30, 2011, of unvested options and restricted stock unit awards where the vesting may accelerate upon a change in control of the Company. Consistent with SEC requirements, these estimated amounts have been calculated as if the change in control had occurred as of December 30, 2011, the last business day of 2011, and using the closing market price of our common stock on December 30, 2011 ($29.31 per share). The amounts below are estimates of the incremental amounts that would be received upon a change in control; the actual amount could be determined only at the time of any actual change in control. The below table does not include any amounts payable under our Change in Control Plan adopted March 14, 2012 (the “CIC Plan”) and the restricted stock unit awards granted on January 6, 2012; however, those are discussed in the below sub-section titled “After December 31, 2011.”

Estimated Potential Payments Upon a Change in Control (1)

	Stock Options		Restricted Stock Units
Name	Unvested Stock Options at 12/30/2011 (#) (2)	Total Value of Options That May Accelerate Upon Change in Control ($) (2) (3)	Unvested Restricted Stock Units at 12/31/2011 (#)	Total Value of Unvested Restricted Stock Units That May Accelerate Upon Change in Control ($) (4)	Total ($)
Frank A. Lodzinski	50,000	1,003,000	20,000	586,200	1,589,200
Howard E. Ehler	25,000	501,500	12,000	351,720	853,220
Robert J. Anderson	25,000	501,500	15,000	439,650	941,150
Timothy D. Merrifield	20,000	401,200	15,000	439,650	840,850
Francis M. Mury	25,000	501,500	15,000	439,650	941,150

(1)	Please see the below discussion regarding changes to potential change in control payments in 2012.
(2)	One-half of the unvested options have an exercise price of $8.50 per share and one-half of the unvested options have an exercise price of $10.00 per share.
(3)	Calculated using the closing price of our common stock at December 30, 2011, which was $29.31 and subtracting the exercise price.
(4)	Calculated using the closing price of our common stock at December 30, 2011, which was $29.31.

After December 31, 2011. The above table does not include any amounts payable under our CIC Plan adopted March 14, 2012 and the restricted stock unit awards granted on January 6, 2012 to our named executive officers. Pursuant to the CIC Plan, upon a change in control (as defined below) and contingent upon the named executive officer’s continuous employment with the Company through date of the change in control and execution of a binding release agreement, the named executive officer will be entitled to receive a lump sum cash payment in an amount equal to such named executive officer’s annual base salary as in effect immediately prior to the change in control on the first payroll after the fifty-fifth day following a change in control. Additionally, in the event a named executive officer incurs a separation from service (as defined below) from the Company or its successor for any reason within two years after a change in control, during the applicable continuation period (as defined below) the Company will reimburse the named executive officer or the named executive officer’s descendants, as the case may be, the full cost for continued coverage pursuant to COBRA.

A “change in control” will be deemed to exist upon the occurrence of any of the following: (i) the acquisition by any one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty percent (50%) of the total fair market value or total voting power of the stock of the Company; (ii) the acquisition by any one person, or more than one person acting as a group, of all or substantially all of the Company’s assets during the 12-month period ending on the date of the most recent acquisition. The term “substantially all” means at least 60% of the assets of the Company immediately before such acquisition(s); or (iii) when a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election. The term “continuation period” means a period commencing on the date of a named executive officer’s termination of employment until the earliest of: (i) twelve (12) months following the date of termination; (ii) the date the named executive officer becomes eligible for coverage under the health insurance plan of a subsequent employer; or (iii) the date the named executive officer or the named executive officer’s eligible dependents, as the case may be, cease to be eligible under COBRA. A “separation from service” means termination of a named executive officer’s employment with the Company; provided, that, such termination constitutes a separation from service within the meaning of Section 409A of the Code and the default presumptions set forth in the treasury regulations promulgated under Section 409A of the Code.

Compensation Committee Interlocks and Insider Participation

Messrs. Seaman, Joliat and Vlasic served as members of the Compensation Committee during 2011. There are no members of our Compensation Committee who were officers or employees of the Company or any of our subsidiaries during 2011. No members were formerly officers of the Company or had any relationship otherwise requiring disclosure hereunder. During 2011, no interlocking relationships existed between any of our named executive officers or members of our Board or Compensation Committee, on the one hand, and the executive officers or members of the board of directors or compensation committee of any other entity, on the other hand.

Compensation Committee Report

The Compensation Committee of our Board of Directors oversees GeoResources, Inc.’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth herein. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis set forth above under “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted,

COMPENSATION COMMITTEE

Bryant W. Seaman, III (Chair)

Jay F. Joliat

Michael A. Vlasic

Director Compensation

Director Compensation for 2011

The following table sets forth the aggregate compensation paid to our non-employee directors during 2011.

Name	Fees Earned or Paid In Cash ($)	Stock Awards (1)(2) ($)	Option Awards (3) ($)	Total ($)
Collis P. Chandler, III (4)	—	—	—	—
Jay F. Joliat	35,000	—	—	35,000
Bryant W. Seaman, III (5)	—	107,850	451,201	559,051
Michael A. Vlasic	27,000	—	—	27,000
Nicholas L. Voller	31,000	—	—	31,000
Donald J. Whelley	31,000	—	—	31,000

(1)

Reflects the full grant date fair value of restricted stock unit awards granted in 2011 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note D to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Mr. Seaman was granted 5,000 restricted stock units that vest as to 2,000 units on June 1, 2012 and the remaining 3,000 units in 24 equal monthly installments beginning on July 1, 2012. Each restricted stock unit represents the contingent right to receive one share of our common stock.

(2)

The following table presents the number of outstanding and unexercised option awards and the number of outstanding restricted stock units held by each of our non-employee directors as of December 31, 2011:

Non-Employee Director	Number of Shares Subject to Outstanding Stock Options as of December 31, 2011	Number of Shares Subject to Restricted Stock Units Outstanding as of December 31, 2011
Jay F. Joliat	40,000	—
Bryant W. Seaman, III	40,000	5,000
Michael A. Vlasic	40,000	—
Nicholas L. Voller	40,000	—
Donald J. Whelley	40,000	—

(3)

The amounts for option awards represent the estimated fair value at the date of grant. Fair value of the options is determined by the Black-Scholes option pricing model in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note D to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(4)

Mr. Chandler served as our Executive Vice President and Chief Operating Officer (Northern Division) until his resignation from that position on July 1, 2011 and continued to serve on our Board until his resignation as a director on August 1, 2011. Mr. Chandler did not receive any compensation for his service on our Board.

(5)	Mr. Seaman is not currently permitted by his employer to accept any cash compensation for his service on our Board.

2011 Non-Employee Director Compensation Program

Directors who are employees of the Company receive no additional compensation for their services as directors. Non-employee directors are compensated for their service on the Board as described below. The following table describes the components of compensation for non-employee directors in effect during 2011:

Compensation Element	2011 Compensation Program ($)
Annual Cash Retainer	23,000
Audit Committee Fee	8,000
Compensation Committee Fee	4,000

Stock Option Grants. On February 3, 2009, each then non-employee director was granted stock options under the 2004 Plan to purchase 40,000 shares of common stock with exercise prices of $8.50 for 20,000 shares and $10.00 per share for the remaining 20,000 shares. The February 3, 2009, closing price of our common stock was $7.62 per share. On April 7, 2010, the

Compensation Committee granted stock options under the 2004 Plan to Mr. Whelley, a non-employee director who was appointed to our Board on March 30, 2010, to purchase 40,000 shares of common stock with exercise prices of $17.50 per share for 20,000 shares and $20.00 per share for the remaining 20,000 shares. The stock options vest equally between the two exercise prices in equal annual installments over a period of four years from the date of grant. The options have a term of 10 years and are subject to the terms and conditions of the 2004 Plan. The April 7, 2010, closing price of our common stock was $17.27 per share.

As of June 6, 2011, Mr. Seaman was permitted by his employer to accept equity compensation for his service on our Board. Accordingly, the Compensation Committee, in an effort to “catch-up” Mr. Seaman to the equity incentives received by Mr. Whelley, who was appointed to our Board on the same day as Mr. Seaman, granted stock options under the 2004 Plan to Mr. Seaman, a non-employee director who was appointed to our Board on March 30, 2010, to purchase 40,000 shares of common stock with exercise prices of $23.00 per share for 20,000 shares and $27.00 per share for the remaining 20,000 shares. The stock options vest equally between the two exercise prices in equal annual installments over a period of four years from the date of grant. The options have a term of 10 years and are subject to the terms and conditions of the 2004 Plan. The June 7, 2011, closing price of our common stock was $21.57 per share.

Restricted Stock Unit Awards. Additionally, on June 7, 2011, the Compensation Committee granted Mr. Seaman a restricted stock unit award for 5,000 restricted stock units that vest as to 2,000 units on June 1, 2012 and the remaining 3,000 shares in 24 equal monthly installments on the first day of the month, beginning on July 1, 2012, subject to his continued service on our Board. Each restricted stock unit represents a contingent right to receive one share of our common stock upon vesting.

2012 Non-Employee Director Compensation Program

Our Compensation Committee reviewed our non-employee director compensation program with the assistance of Longnecker who provided data on director compensation programs at a number of companies identified by the Compensation Committee and Longnecker as industry peers.

Our director compensation program is designed to provide a competitive level of compensation and enable the Company to attract and retain highly-qualified directors. Annual compensation for our non-employee directors consists of a cash retainer and equity compensation comprising restricted stock unit awards. Each of these components for 2012 is shown in the following table and explained further below.

Compensation Element	2012 Compensation Program ($)
Annual Retainer Cash Fee	40,000
Annual Retainer Equity Award	80,000
Audit Committee Chair	15,000
Compensation Committee Chair	10,000
Nominating Committee Chair	10,000

Annual Board Retainer Cash Fee. Beginning in 2012, each non-employee director who continues to serve as a director will receive a cash annual board retainer fee of $40,000 per year. Non-employee directors who serve as chairs of committees will receive an additional retainer fee of $10,000. No additional fees are paid for attending board or committee meetings. Our directors may elect to receive the annual board cash retainer fee and cash fees for chairs of committees in the form of restricted stock unit awards. The election must be made by the first Friday in January and the number of restricted stock units is based on the closing price of our common stock on the second Friday of January. The restricted stock unit awards vest in four equal quarterly installments. All cash retainer fees are paid quarterly. Non-employee directors who are appointed to fill a vacancy on the board are paid a pro rata amount of the annual retainer immediately following the effective date of the director’s appointment.

Annual Board Retainer Equity Award. Beginning in 2012, each non-employee director will receive $80,000 of the annual board retainer fee in the form of restricted stock unit awards with the number of restricted stock units determined by dividing that dollar amount by the closing price of our common stock on the date of grant. These restricted stock units will vest in four equal quarterly installments. The restricted stock unit awards will be forfeitable during that vesting period, though directors who leave the Board during the year will receive any vested restricted stock units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of April 24, 2012, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The table includes information regarding the 2004 Plan.

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders: (1)	1,110,314	$10.93	1,342,930
Equity compensation plans not approved by security holders:	—	—	—

Total	1,110,314	$10.93	1,342,930

(1)	Our shareholders adopted the amendments to the 2004 Plan in June 2011.
(2)	Includes 359,940 restricted stock units that were awarded under the 2004 Plan. Each restricted stock unit represents a contingent right to receive one share of our common stock upon vesting.
(3)	The weighted average does not include the restricted stock units in column (a).

Security Ownership of Management and Certain Beneficial Owners

Directors and Named Executive Officers

The following table includes all holdings of common stock, par value $0.01 per share, of the Company, as of April 24, 2012 of our named executive officers, our directors and named executive officers and directors as a group.

Name	Common Stock (1) (2) (3)	Percent (4)
Named Executive Officers:
Frank A. Lodzinski (5)	816,889	3.13%
Howard E. Ehler (6)	73,627	*
Robert J. Anderson (7)	95,348	*
Timothy D. Merrifield (8)	133,599	*
Francis M. Mury	120,731	*

Non-Employee Directors:
Jay F. Joliat (9)	597,347	2.33%
Bryant W. Seaman, III	13,190	*
Michael A. Vlasic (10) (11)	3,017,643	11.77%
Nicholas L. Voller	30,750	*
Donald J. Whelley	23,190	*

Officers and Directors as a Group (ten persons):	4,922,314	19.20%

*	Represents less than one percent.
(1)

This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. The shares are not subject to any pledge, except that Mr. Vlasic, a director, through VILLCo Energy, L.L.C. (“VILLCo”), has pledged 2,986,893 shares of the Company’s common stock held in the name of VILLCo to Comerica Bank as security for a VILLCo guaranty of Vlasic Investments, LLC’s line of credit with Comerica Bank. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)

Includes the following common shares issuable upon the exercise of outstanding stock options which are exercisable within 60 days of the date of this table: Mr. Lodzinski – 197,224; Mr. Ehler – 26,388; Mr. Anderson – 31,250; Mr. Merrifield – 25,000; Mr. Mury – 37,500; Mr. Joliat – 30,000; Mr. Seaman – 10,000; Mr. Vlasic – 30,000; Mr. Voller – 30,000; Mr. Whelley – 20,000; and all directors and named executive officers as a group – 437,362.

(3)

Represents the following number of restricted stock units that have vested or will vest within 60 days of the date of this table with each restricted stock unit representing the contingent right to receive one share of our common stock: Mr. Lodzinski – 7,235; Mr. Ehler – 4,410; Mr. Anderson – 5,455; Mr. Merrifield – 5,455; Mr. Mury – 5,455; Mr. Seaman – 2,000; and all directors and named executive officers as a group – 30,010.

(4)	The percentage is based upon 25,632,322 shares of common stock of the Company issued and outstanding on April 24, 2012.
(5)

Includes 192,285 shares of common stock owned directly by Mr. Lodzinski, 58,700 shares held by Mr. Lodzinski’s spouse and 361,445 shares held in the name of Azure Energy, LLC (“Azure”). Mr. Lodzinski disclaims beneficial ownership of the shares held by Azure, except to the extent of his pecuniary interests therein.

(6)	Includes 4,261 shares of common stock held by Mr. Ehler in an Individual Retirement Account.
(7)	Includes 21,304 shares of common stock held by Mr. Anderson in an Individual Retirement Account.
(8)	Includes 18,296 shares of common stock held by Mr. Merrifield in an Individual Retirement Account.
(9)	Includes 268,265 shares of common stock owned directly by Mr. Joliat and 280,000 shares of common stock which is owned through trusts of which Mr. Joliat is trustee.
(10)	Includes 289,409 shares in a grantor retained annuity trust or GRAT, and 2,697,484 shares held by VILLCo.
(11)

The manager of VILLCo is VILLCo Services, L.L.C., a Michigan limited liability company (“VS”). The manager of VS is VILLCo Management, L.L.C., a Michigan limited liability company (“VM”). The managers of VM are Mr. Michael A. Vlasic, James J. Vlasic, William J. Vlasic, Richard R. Vlasic and Paul A. Vlasic (collectively, the “Vlasics”). Michael A. Vlasic, as the executive manager of VM, has the power to vote the shares held by VILLCo. The managers of VM, by majority vote, have the power to dispose of the shares held by VILLCo. The principal place of business for VILLCo is 38710 Woodward Ave., Bloomfield Hills, Michigan 48304.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of April 24, 2012, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

Name of Beneficial Owner	Common Stock (1)	Percent (2)
BlackRock, Inc. (3)	1,745,840	6.81%
FMR, LLC (4)	1,301,900	5.08%
Wellington Management Company, LLP (5)	1,288,807	5.03%
VILLCo Energy, L.L.C. (6)	2,986,893	11.7%

(1)

This column lists beneficial ownership of voting securities as calculated under SEC rules. Based upon information furnished by each shareholder or contained in filings made with the Securities and Exchange Commission.

(2)	The percentage is based upon 25,632,322 shares of common stock of the Company issued and outstanding on April 24, 2012.
(3)

Based on the Schedule 13G dated December 31, 2011 (filed: February 9, 2012) which indicates that it was filed by Blackrock, Inc. According to such Schedule 13G, Blackrock, Inc., through itself and being the parent holding company or control person over each of the following subsidiaries: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Advisors, LLC, BlackRock Asset Management Ireland Limited, BlackRock Investment Management, LLC, each individually owning less than 5% is deemed to beneficially own 1,745,840 shares, and has sole voting power over 1,745,840 shares, shared voting power over no shares, sole dispositive power over 1,745,840 shares, and shared dispositive power over no shares. The principal place of business for BlackRock Inc. is 40 East 52nd Street, New York, NY 10022.

(4)

Based on the Schedule 13G dated December 31, 2011 (filed: February 14, 2012) which indicates that it was filed by FMR, LLC (“FMR”). Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares. The interest of Fidelity OTC Portfolio, an investment company registered under the Investment Company Act of 1940, amounted to 1,301,300 shares. The principal place of business for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

(5)

Based on the Schedule 13G dated December 31, 2011 (filed: February 14, 2012) which indicates that it was filed by Wellington Management Company, LLP (“Wellington Management”). Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 1,288,807 shares, and has sole voting power over no shares, shared voting power over 906,007 shares, sole dispositive power over no shares, and shared dispositive power over 1,288,807 shares. The principal place of business for Wellington Management is 280 Congress Street, Boston, MA 02210.

(6)

The manager of VILLCo Energy, L.L.C., a Michigan limited liability company (“VILLCo”), is VILLCo Services, L.L.C., a Michigan limited liability company (“VS”). The manager of VS is VILLCo Management, L.L.C., a Michigan limited liability company (“VM”). The managers of VM are Mr. Michael A. Vlasic, James J. Vlasic, William J. Vlasic, Richard R. Vlasic and Paul A. Vlasic (collectively, the “Vlasics”). Michael A. Vlasic, as the executive manager of VM, has the power to vote the shares held by VILLCo. The managers of VM, by majority vote, have the power to dispose of the shares held by VILLCo. The principal place of business for VILLCo is 38710 Woodward Ave., Bloomfield Hills, Michigan 48304.

Item 13. Certain Relationships, Related Transactions and Director Independence

Policies and Procedures for Approval of Related Party Transactions

Our officers and directors are required to obtain Audit Committee approval for any proposed related party transactions. In addition, our Code of Ethics requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. Our Code of Ethics states that a conflict of interest exists when an individual’s private interest interferes in any way or even appears to interfere with our interests and sets forth a list of broad categories of the types of transactions that must be reported to our Board. Under our Code of Ethics, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.

Director Independence

As required by the NASDAQ Global Select Market’s (“NASDAQ”) listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards.

The current Board consists of seven directors, two of whom are currently employed by the Company (Messrs. Lodzinski and Anderson). The Board conducted an annual review and affirmatively determined that a majority of our Board is comprised of independent directors. Our independent directors include: Mr. Joliat, Mr. Seaman, Mr. Vlasic, Mr. Voller and Mr. Whelley.

The Board made a subjective determination as to each independent director that no relationship exists; which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the Board and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Further, the Board determined that Mr. Lodzinski is not independent because he is the President and Chief Executive Officer of the Company and Mr. Anderson is not independent because he is an executive officer of the Company. Prior to his resignation, the Board determined that Mr. Chandler was not independent because he was an executive officer of the Company.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has retained Grant Thornton LLP (“Grant Thornton”) as our independent public accounting firm (our independent auditor). Grant Thornton audited our financial statements for the year ended December 31, 2011. The audit reports of Grant Thornton on our consolidated financial statements as of and for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Grant Thornton LLP

The following is a summary and description of fees for services provided by Grant Thornton in 2011 and 2010.

Services	2011 $	2010 $
Audit Fees	417,138	495,328
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	417,138	495,328

Audit Fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements and internal control over financial reporting, quarterly review of financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index for Amendment No. 1 on Form 10-K/A to the Form 10-K for the year ended December 31, 2011

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation as amended April 17, 2007 and November 6, 2007.	10-QSB	000-08041	3.1	5/13/2008

3.2	Bylaws, as amended March 2, 2004.	10-KSB	000-08041	3.2	3/30/2004

10.1	Agreement and Plan of Merger dated September 14, 2006 and as amended February 16, 2007, among GeoResources, Inc., Southern Bay Energy Acquisition, LLC, Chandler Acquisition, LLC, Southern Bay Oil & Gas, L.P., Chandler Energy, LLC and PICA Energy, LLC.	Def. Proxy Statement	000-08041	Annex A	2/23/2007

10.2	January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street Building, Suite 860, 475 17th Street, Denver, Colorado 80202.	10-QSB	000-08041	10.26	8/14/2007

10.3	First Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated September 28, 2001.	10-QSB	000-08041	10.27	8/14/2007

10.4	Second Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated October 23, 2002.	10-QSB	000-08041	10.28	8/14/2007

10.5	Third Amendment to January 31, 2000 Office Building Lease by and between 475-17th Street, CO. and Collis P. Chandler III for 475 17th Street, Suite 860, Denver, Colorado 80202, dated June 28, 2004.	10-QSB	000-08041	10.29	8/14/2007

10.6	Form of Purchase Agreement.	8-K	000-08041	10.33	6/11/2008

10.7	Form of Warrant.	8-K	000-08041	10.34	6/11/2008

10.8	Form of Registration Rights Agreement.	8-K	000-08041	10.35	6/11/2008

10.9	Agreement of Limited Partnership for OKLA Energy Partners LP dated May 20, 2008.	10-Q	000-08041	10.37	8/11/2008

10.20	Lease Agreement by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, L.P. for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated September 25, 2008.	10-Q	000-08041	10.38	11/12/2008

10.21	Purchase and Sale Agreement between SBE Partners LP and Catena Oil and Gas LLC, dated May 29, 2009.	10-Q	000-08041	10.39	8/6/2009

10.22	Consent and Amendment No. 1 to Agreement of Limited Partnership of SBE Partners LP as of May 29, 2009.	10-Q	000-08041	10.40	8/6/2009

10.23	Second Amended and Restated Credit Agreement between the Registrant and Wachovia Bank, National Association as Administrative Agent dated July 13, 2009.	10-Q	000-08041	10.41	8/6/2009

10.24	Consent, Distribution Agreement, and Amendment No. 2 to Agreement of Limited Partnership of SBE Partners LP, dated August 31, 2009.	10-Q	000-08041	10.42	11/5/2009

10.25	First Amendment to Lease by and between Southern Bay Energy, L.L.C. and Cypress Court Operating Associates, Limited Partnership for office space at 110 Cypress Station Drive, Suite 220, Houston, Texas 77090, dated January 29, 2010.	10-K	000-08041	10.43	3/12/2010

10.26	Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010.	10-Q	000-08041	10.44	8/6/2010

10.27	Amendment to Exploration and Development Agreement-New Home II Project, between G3 Energy, LLC and Resolute Northern Rockies, LLC, effective February 2, 2010.	10-Q	000-08041	10.45	8/6/2010

10.28	Purchase and Sale Agreement dated June 25, 2010, by and among Hop-Mar Energy, L.P., Sydri Energy Investments I, Ltd., Snyder Energy Investments, Ltd., Woodbine Energy Partners, L.P. and Southern Bay Energy, LLC.	10-Q	000-08041	10.46	11/5/2010

10.29	Participation Agreement-Eagle Ford Project entered into September 29, 2010 between Southern Bay Energy, LLC, Southern Bay Operating, LLC and Ramshorn Investments, Inc.	10-Q	000-08041	10.47	11/5/2010

10.30	Amended and Restated Limited Liability Company Agreement of Trigon Energy Partners LLC dated October 30, 2010.	10-K	000-08041	10.48	3/11/2011

10.31	Lease Acquisition and Development Agreement By and Between Trigon Energy Partners LLC and CEU Eagle Ford, LLC, dated May 4, 2010.	10-K	000-08041	10.49	3/11/2011

10.32	Exploration and Development Agreement with Area of Mutual Interest between Slawson Exploration Company, Inc. and G3 Operating, LLC (as successor-in-interest to Chandler Energy, LLC) dated January 1, 2007. [Confidential treatment has been granted with respect to a portion of this Agreement.]	10-K	000-08041	10.50	3/11/2011

10.33*	Amended and Restated 2004 Employees’ Stock Incentive Plan.	S-8	333-175697	4.3	7/21/2011

10.34*	Form of Restricted Stock Unit Agreement.	S-8	333-175697	4.4	7/21/2011

10.35*	Form of Stock Option Agreement.	S-8	333-175697	4.5	7/21/2011

10.36	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association as Administrative Agent dated November 9, 2011.	8-K	000-08041	10.51	11/15/2011

14.1	Code of Business Conduct and Ethics adopted March 2, 2004.	10-KSB	000-08041	14.1	3/30/2004

21.1	Subsidiaries of the Registrant.						**

23.1	Consent of Grant Thornton LLP (for GeoResources, Inc.).						**

23.2	Consent of Grant Thornton LLP (for SBE Partners LP).						**

23.3	Consent of Cawley, Gillespie & Associates, Inc.						**

24.1	Power of Attorney. (included on the signature page of the Form 10-K filed on March 13, 2012)						**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						**

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						***

99.1	Financial Statements and Report of Independent Certified Public Accountants for SBE Partners LP for the years ended December 31, 2011, 2010 and 2009.						**

99.1	Report of Cawley, Gillespie & Associates, Inc. dated February 27, 2012.						**

101.INS	INS XBRL Instance Document.	***

101.SCH	SCH XBRL Schema Document.	***

101.CAL	CAL XBRL Calculation Linkbase Document.	***

101.DEF	DEF XBRL Definition Linkbase Document.	***

101.LAB	LAB XBRL Label Linkbase Document.	***

101.PRE	PRE XBRL Presentation Linkbase Document.	***

*	Management compensatory plan.
**	Previously filed with the Annual Report on Form 10-K filed with the SEC on March 13, 2012, which is being amended hereby.
***	Previously furnished with the Annual Report on Form 10-K filed with the SEC on March 13, 2012, which is being amended hereby.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORESOURCES, INC. (the “Registrant”)

Dated: April 30, 2012	By:	/s/ Frank A. Lodzinski
Frank A. Lodzinski, President and Chief Executive Officer